Form 10-Q
period 2023-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2023-11-02
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at October 31, 2023:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	770,711,728
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

AFUDC	Allowance for funds used during construction

ArcLight	ArcLight Capital Partners, LLC

ARM	Annual Review Mechanism

ARO	Asset retirement obligations

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CEP	Capital Expenditure Program

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GU&I	Gas Utilities and Infrastructure

GLOSSARY OF TERMS

GWh	Gigawatt-hours

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMR	Integrity Management Rider

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MGP	Manufactured gas plant

MGP Settlement	Stipulation and Recommendation filed jointly by Duke Energy Ohio the staff of the PUCO, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plan

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

NYSE	The New York Stock Exchange

OCC	Ohio Consumers' Counsel

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

Piedmont	Piedmont Natural Gas Company, Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Regulated electric	$7,640	$7,373	$20,140	$19,381
Regulated natural gas	284	397	1,497	1,824
Nonregulated electric and other	70	72	211	212
Total operating revenues	7,994	7,842	21,848	21,417
Operating Expenses
Fuel used in electric generation and purchased power	2,571	2,632	6,987	6,421
Cost of natural gas	57	189	434	859
Operation, maintenance and other	1,428	1,308	4,113	4,223
Depreciation and amortization	1,353	1,299	3,913	3,793
Property and other taxes	394	368	1,136	1,118
Impairment of assets and other charges	88	(4)	96	202
Total operating expenses	5,891	5,792	16,679	16,616
Gains on Sales of Other Assets and Other, net	8	6	46	17
Operating Income	2,111	2,056	5,215	4,818
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	45	28	85	92
Other income and expenses, net	133	87	431	290
Total other income and expenses	178	115	516	382
Interest Expense	774	603	2,221	1,760
Income From Continuing Operations Before Income Taxes	1,515	1,568	3,510	3,440
Income Tax Expense From Continuing Operations	42	158	316	297
Income From Continuing Operations	1,473	1,410	3,194	3,143
(Loss) Income From Discontinued Operations, net of tax	(152)	3	(1,316)	(30)
Net Income	1,321	1,413	1,878	3,113
Add: Net (Income) Loss Attributable to Noncontrolling Interests	(69)	9	(42)	73
Net Income Attributable to Duke Energy Corporation	1,252	1,422	1,836	3,186
Less: Preferred Dividends	39	39	92	92
Net Income Available to Duke Energy Corporation Common Stockholders	$1,213	$1,383	$1,744	$3,094

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.83	$1.78	$3.94	$3.95
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$(0.24)	$0.03	$(1.67)	$0.08
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.59	$1.81	$2.27	$4.03
Weighted Average Shares Outstanding
Basic and Diluted	771	770	771	770
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net Income	$1,321	$1,413	$1,878	$3,113
Other Comprehensive Income, net of tax(a)
Pension and OPEB adjustments	(1)	(7)	(1)	(3)
Net unrealized gains on cash flow hedges	200	14	206	276
Reclassification into earnings from cash flow hedges	24	—	28	9
Net unrealized gains (losses) on fair value hedges	15	(8)	30	(20)
Unrealized (losses) gains on available-for-sale securities	(6)	1	(2)	(20)
Other Comprehensive Income, net of tax	232	—	261	242
Comprehensive Income	1,553	1,413	2,139	3,355
Add: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(69)	4	(42)	56
Comprehensive Income Attributable to Duke Energy	1,484	1,417	2,097	3,411
Less: Preferred Dividends	39	39	92	92
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,445	$1,378	$2,005	$3,319
(a)Net of income tax expense of approximately $69 million for the three months ended September 30, 2023, and approximately $78 million and $72 million for the nine months ended September 30, 2023, and 2022, respectively. All other periods presented include immaterial income tax impacts.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$324	$409
Receivables (net of allowance for doubtful accounts of $49 at 2023 and $40 at 2022)	831	1,309
Receivables of VIEs (net of allowance for doubtful accounts of $154 at 2023 and $176 at 2022)	3,244	3,106
Inventory	4,118	3,584
Regulatory assets (includes $109 at 2023 and $106 at 2022 related to VIEs)	3,489	3,485
Assets held for sale	440	356
Other (includes $56 at 2023 and $116 at 2022 related to VIEs)	602	973
Total current assets	13,048	13,222
Property, Plant and Equipment
Cost	170,941	163,839
Accumulated depreciation and amortization	(54,994)	(52,100)
Facilities to be retired, net	—	9
Net property, plant and equipment	115,947	111,748
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,668 at 2023 and $1,715 at 2022 related to VIEs)	13,745	14,645
Nuclear decommissioning trust funds	9,245	8,637
Operating lease right-of-use assets, net	1,073	1,042
Investments in equity method unconsolidated affiliates	505	455
Assets held for sale	4,596	5,634
Other (includes $43 at 2023 and $52 at 2022 related to VIEs)	3,698	3,400
Total other noncurrent assets	52,165	53,116
Total Assets	$181,160	$178,086
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,539	$4,754
Notes payable and commercial paper	3,154	3,952
Taxes accrued	991	722
Interest accrued	750	626
Current maturities of long-term debt (includes $428 at 2023 and $350 at 2022 related to VIEs)	4,034	3,878
Asset retirement obligations	620	773
Regulatory liabilities	1,396	1,466
Liabilities associated with assets held for sale	589	535
Other	2,087	2,167
Total current liabilities	17,160	18,873
Long-Term Debt (includes $3,025 at 2023 and $3,108 at 2022 related to VIEs)	71,353	65,873
Other Noncurrent Liabilities
Deferred income taxes	10,438	9,964
Asset retirement obligations	11,613	11,955
Regulatory liabilities	13,396	13,582
Operating lease liabilities	897	876
Accrued pension and other post-retirement benefit costs	662	832
Investment tax credits	856	849
Liabilities associated with assets held for sale	1,634	1,927
Other (includes $54 at 2023 related to VIEs)	1,325	1,502
Total other noncurrent liabilities	40,821	41,487
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2023 and 2022	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2023 and 2022	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 771 million and 770 million shares outstanding at 2023 and 2022	1	1
Additional paid-in capital	44,886	44,862
Retained earnings	2,036	2,637
Accumulated other comprehensive loss	121	(140)
Total Duke Energy Corporation stockholders' equity	49,006	49,322
Noncontrolling interests	2,820	2,531
Total equity	51,826	51,853
Total Liabilities and Equity	$181,160	$178,086
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,878	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	4,538	4,414
Equity component of AFUDC	(146)	(151)
Gains on sales of other assets	(46)	(16)
Impairment of assets and other charges	1,699	202
Deferred income taxes	(29)	209
Equity in earnings of unconsolidated affiliates	(70)	(87)
Contributions to qualified pension plans	(100)	(58)
Payments for asset retirement obligations	(423)	(418)
Provision for rate refunds	(59)	(97)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	29	33
Receivables	481	(356)
Inventory	(531)	(290)
Other current assets	40	(2,403)
Increase (decrease) in
Accounts payable	(972)	504
Taxes accrued	277	206
Other current liabilities	(116)	263
Other assets	491	(68)
Other liabilities	368	188
Net cash provided by operating activities	7,309	5,188
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,310)	(8,148)
Contributions to equity method investments	(30)	(37)
Purchases of debt and equity securities	(2,811)	(3,619)
Proceeds from sales and maturities of debt and equity securities	2,848	3,691
Net proceeds from the sales of other assets	130	—
Other	(578)	(517)
Net cash used in investing activities	(9,751)	(8,630)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	8,704	9,466
Payments for the redemption of long-term debt	(3,097)	(3,803)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	575	80
Payments for the redemption of short-term debt with original maturities greater than 90 days	(110)	(287)
Notes payable and commercial paper	(1,404)	476
Contributions from noncontrolling interests	278	132
Dividends paid	(2,438)	(2,389)
Other	(95)	(124)
Net cash provided by financing activities	2,413	3,551
Net (decrease) increase in cash, cash equivalents and restricted cash	(29)	109
Cash, cash equivalents and restricted cash at beginning of period	603	520
Cash, cash equivalents and restricted cash at end of period	$574	$629
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,528	$1,387
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2022 and 2023
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2022	$1,962	770	$1	$44,373	$3,457	$15	$(23)	$(65)	$49,720	$1,864	$51,584
Net income (loss)	—	—	—	—	1,383	—	—	—	1,383	(9)	1,374
Other comprehensive income (loss)	—	—	—	—	—	1	1	(7)	(5)	5	—
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	21	—	—	—	—	21	—	21
Common stock dividends	—	—	—	—	(776)	—	—	—	(776)	—	(776)
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	6	6
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(42)	(42)
Other	—	—	—	3	(1)	—	—	—	2	—	2
Balance at September 30, 2022	$1,962	$770	$1	$44,397	$4,063	$16	$(22)	$(72)	$50,345	$1,824	$52,169

Balance at June 30, 2023	$1,962	771	$1	$44,866	$1,615	$(4)	$(19)	$(88)	$48,333	$2,738	$51,071
Net income	—	—	—	—	1,213	—	—	—	1,213	69	1,282
Other comprehensive income (loss)	—	—	—	—	—	239	(6)	(1)	232	—	232
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	22	—	—	—	—	22	—	22
Common stock dividends	—	—	—	—	(793)	—	—	—	(793)	—	(793)
Contribution from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	30	30
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(20)	(20)
Other	—	—	—	(2)	1	—	—	—	(1)	3	2
Balance at September 30, 2023	$1,962	$771	$1	$44,886	$2,036	$235	$(25)	$(89)	$49,006	$2,820	$51,826
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2022 and 2023
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	3,094	—	—	—	3,094	(73)	3,021
Other comprehensive income (loss)	—	—	—	—	—	248	(20)	(3)	225	17	242
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	41	—	—	—	—	41	—	41
Common stock dividends	—	—	—	—	(2,297)	—	—	—	(2,297)	—	(2,297)
Sale of noncontrolling interest	—	—	—	(17)	—	—	—	—	(17)	38	21
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	94	94
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(92)	(92)
Other	—	—	—	2	1	—	—	—	3	—	3
Balance at September 30, 2022	$1,962	770	$1	$44,397	$4,063	$16	$(22)	$(72)	$50,345	$1,824	$52,169

Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income	—	—	—	—	1,744	—	—	—	1,744	42	1,786
Other comprehensive income (loss)	—	—	—	—	—	264	(2)	(1)	261	—	261
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	43	—	—	—	—	43	—	43
Common stock dividends	—	—	—	—	(2,346)	—	—	—	(2,346)	—	(2,346)
Sale of noncontrolling interest	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	278	278
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(45)	(45)
Other	—	—	—	(6)	1	—	—	—	(5)	4	(1)
Balance at September 30, 2023	$1,962	771	$1	$44,886	$2,036	$235	$(25)	$(89)	$49,006	$2,820	$51,826
(a)Relates primarily to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$2,393	$2,175	$6,155	$5,844
Operating Expenses
Fuel used in electric generation and purchased power	690	544	1,823	1,423
Operation, maintenance and other	424	436	1,285	1,410
Depreciation and amortization	407	375	1,186	1,138
Property and other taxes	90	88	276	258
Impairment of assets and other charges	64	6	70	(3)
Total operating expenses	1,675	1,449	4,640	4,226
Gains on Sales of Other Assets and Other, net	—	4	26	4
Operating Income	718	730	1,541	1,622
Other Income and Expenses, net	63	59	181	172
Interest Expense	172	131	504	415
Income Before Income Taxes	609	658	1,218	1,379
Income Tax Expense	30	34	97	87
Net Income and Comprehensive Income	$579	$624	$1,121	$1,292

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$19	$44
Receivables (net of allowance for doubtful accounts of $9 at 2023 and $3 at 2022)	279	338
Receivables of VIEs (net of allowance for doubtful accounts of $47 at 2023 and $65 at 2022)	1,028	928
Receivables from affiliated companies	165	390
Inventory	1,422	1,164
Regulatory assets (includes $12 at 2023 and 2022 related to VIEs)	1,447	1,095
Other (includes $5 at 2023 and $8 at 2022 related to VIEs)	86	216
Total current assets	4,446	4,175
Property, Plant and Equipment
Cost	56,888	54,650
Accumulated depreciation and amortization	(19,668)	(18,669)
Net property, plant and equipment	37,220	35,981
Other Noncurrent Assets
Regulatory assets (includes $199 at 2023 and $208 at 2022 related to VIEs)	4,020	4,293
Nuclear decommissioning trust funds	5,156	4,783
Operating lease right-of-use assets, net	75	78
Other	1,087	1,036
Total other noncurrent assets	10,338	10,190
Total Assets	$52,004	$50,346
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,015	$1,472
Accounts payable to affiliated companies	221	209
Notes payable to affiliated companies	331	1,233
Taxes accrued	350	228
Interest accrued	150	120
Current maturities of long-term debt (includes $11 at 2023 and $10 at 2022 related to VIEs)	19	1,018
Asset retirement obligations	238	261
Regulatory liabilities	532	530
Other	597	580
Total current liabilities	3,453	5,651
Long-Term Debt (includes $708 at 2023 and $689 at 2022 related to VIEs)	15,676	12,948
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,369	4,153
Asset retirement obligations	5,030	5,121
Regulatory liabilities	5,614	5,783
Operating lease liabilities	75	83
Accrued pension and other post-retirement benefit costs	60	38
Investment tax credits	302	300
Other	565	527
Total other noncurrent liabilities	16,015	16,005
Commitments and Contingencies
Equity
Member's equity	16,566	15,448
Accumulated other comprehensive loss	(6)	(6)
Total equity	16,560	15,442
Total Liabilities and Equity	$52,004	$50,346

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,121	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,380	1,335
Equity component of AFUDC	(69)	(75)
Gains on sales of other assets	(26)	—
Impairment of assets and other charges	70	(3)
Deferred income taxes	(7)	230
Contributions to qualified pension plans	(26)	(15)
Payments for asset retirement obligations	(145)	(137)
Provision for rate refunds	(35)	(55)
(Increase) decrease in
Receivables	(4)	(17)
Receivables from affiliated companies	225	(107)
Inventory	(257)	(86)
Other current assets	(439)	(1,139)
Increase (decrease) in
Accounts payable	(523)	104
Accounts payable to affiliated companies	12	(88)
Taxes accrued	121	(9)
Other current liabilities	(48)	279
Other assets	526	22
Other liabilities	105	(269)
Net cash provided by operating activities	1,981	1,262
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,646)	(2,313)
Purchases of debt and equity securities	(1,594)	(2,083)
Proceeds from sales and maturities of debt and equity securities	1,594	2,083
Net proceeds from the sales of other assets	30	—
Other	(215)	(185)
Net cash used in investing activities	(2,831)	(2,498)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,764	1,352
Payments for the redemption of long-term debt	(1,040)	(389)
Notes payable to affiliated companies	(902)	358
Distributions to parent	—	(50)
Other	(1)	(1)
Net cash provided by financing activities	821	1,270
Net (decrease) increase in cash, cash equivalents and restricted cash	(29)	34
Cash, cash equivalents and restricted cash at beginning of period	53	8
Cash, cash equivalents and restricted cash at end of period	$24	$42
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$534	$460
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2022 and 2023
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2022	$14,515	$(6)	$14,509
Net income	624	—	624
Balance at September 30, 2022	$15,139	$(6)	$15,133

Balance at June 30, 2023	$15,990	$(6)	$15,984
Net income	579	—	579
Other	(3)	—	(3)
Balance at September 30, 2023	$16,566	$(6)	$16,560

	Nine Months Ended September 30, 2022 and 2023
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	1,292	—	1,292
Distributions to parent	(50)	—	(50)
Balance at September 30, 2022	$15,139	$(6)	$15,133

Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	1,121	—	1,121
Other	(3)	—	(3)
Balance at September 30, 2023	$16,566	$(6)	$16,560
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$4,055	$3,881	$10,315	$10,087
Operating Expenses
Fuel used in electric generation and purchased power	1,535	1,605	3,902	3,927
Operation, maintenance and other	711	581	1,963	1,829
Depreciation and amortization	563	562	1,609	1,607
Property and other taxes	205	169	546	472
Impairment of assets and other charges	24	—	29	4
Total operating expenses	3,038	2,917	8,049	7,839
Gains on Sales of Other Assets and Other, net	8	3	20	6
Operating Income	1,025	967	2,286	2,254
Other Income and Expenses, net	49	45	146	150
Interest Expense	241	197	706	616
Income Before Income Taxes	833	815	1,726	1,788
Income Tax Expense	131	129	280	289
Net Income	702	686	1,446	1,499
Less: Net Income Attributable to Noncontrolling Interests	—	—	—	1
Net Income Attributable to Parent	$702	$686	$1,446	$1,498

Net Income	$702	$686	$1,446	$1,499
Other Comprehensive Income, net of tax
Net unrealized gains on cash flow hedges	—	—	—	1
Unrealized (losses) gains on available-for-sale securities	—	(1)	2	(4)
Other Comprehensive (Loss) Income, net of tax	—	(1)	2	(3)
Comprehensive Income	$702	$685	$1,448	$1,496
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	—	—	1
Comprehensive Income Attributable to Parent	$702	$685	$1,448	$1,495
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$87	$108
Receivables (net of allowance for doubtful accounts of $16 at 2023 and $13 at 2022)	212	318
Receivables of VIEs (net of allowance for doubtful accounts of $61 at 2023 and $68 at 2022)	1,597	1,289
Receivables from affiliated companies	20	22
Inventory	1,803	1,579
Regulatory assets (includes $97 at 2023 and $94 at 2022 related to VIEs)	1,696	1,833
Other (includes $42 at 2023 and $88 at 2022 related to VIEs)	164	342
Total current assets	5,579	5,491
Property, Plant and Equipment
Cost	67,872	64,822
Accumulated depreciation and amortization	(21,772)	(20,584)
Net property, plant and equipment	46,100	44,238
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,469 at 2023 and $1,507 at 2022 related to VIEs)	6,448	7,146
Nuclear decommissioning trust funds	4,089	3,855
Operating lease right-of-use assets, net	631	628
Other	1,203	1,066
Total other noncurrent assets	16,026	16,350
Total Assets	$67,705	$66,079
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,201	$1,481
Accounts payable to affiliated companies	506	712
Notes payable to affiliated companies	983	843
Taxes accrued	492	135
Interest accrued	217	206
Current maturities of long-term debt (includes $417 at 2023 and $340 at 2022 related to VIEs)	1,265	697
Asset retirement obligations	261	289
Regulatory liabilities	515	576
Other	838	782
Total current liabilities	6,278	5,721
Long-Term Debt (includes $1,911 at 2023 and $2,003 at 2022 related to VIEs)	21,866	21,592
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,228	5,147
Asset retirement obligations	5,669	5,892
Regulatory liabilities	4,784	4,753
Operating lease liabilities	548	546
Accrued pension and other post-retirement benefit costs	270	292
Investment tax credits	363	358
Other (includes $30 at 2023 related to VIEs)	198	222
Total other noncurrent liabilities	17,060	17,210
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2023 and 2022	—	—
Additional paid-in capital	11,830	11,832
Retained earnings	10,530	9,585
Accumulated other comprehensive loss	(9)	(11)
Total equity	22,351	21,406
Total Liabilities and Equity	$67,705	$66,079
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,446	$1,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,021	1,826
Equity component of AFUDC	(49)	(50)
Impairment of assets and other charges	29	4
Deferred income taxes	(38)	284
Contributions to qualified pension plans	(22)	(13)
Payments for asset retirement obligations	(212)	(207)
Provision for rate refunds	(24)	(44)
(Increase) decrease in
Receivables	(198)	(314)
Receivables from affiliated companies	2	110
Inventory	(224)	(154)
Other current assets	399	(1,133)
Increase (decrease) in
Accounts payable	(177)	360
Accounts payable to affiliated companies	(206)	(31)
Taxes accrued	357	173
Other current liabilities	4	216
Other assets	183	(262)
Other liabilities	(10)	615
Net cash provided by operating activities	3,281	2,879
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,607)	(3,130)
Purchases of debt and equity securities	(1,108)	(1,301)
Proceeds from sales and maturities of debt and equity securities	1,151	1,357
Notes receivable from affiliated companies	—	(232)
Other	(239)	(88)
Net cash used in investing activities	(3,803)	(3,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,272	1,452
Payments for the redemption of long-term debt	(440)	(1,136)
Notes payable to affiliated companies	140	509
Dividends to parent	(500)	(250)
Other	(1)	(36)
Net cash provided by financing activities	471	539
Net (decrease) increase in cash, cash equivalents and restricted cash	(51)	24
Cash, cash equivalents and restricted cash at beginning of period	184	113
Cash, cash equivalents and restricted cash at end of period	$133	$137
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$558	$472
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2022 and 2023
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		on	Losses on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2022	$9,149	$11,001	$(1)	$(5)	$(7)	$20,137	$3	$20,140
Net income	—	686	—	—	—	686	—	686
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
Equitization of certain notes payable to affiliates	475	—	—	—	—	475	—	475
Other	2	—	—	—	—	2	—	2
Balance at September 30, 2022	$9,626	$11,687	$(1)	$(6)	$(7)	$21,299	$(30)	$21,269

Balance at June 30, 2023	$11,830	$10,329	$(1)	$(6)	$(2)	$22,150	$—	$22,150
Net income	—	702	—	—	—	702	—	702
Dividends to parent	—	(500)	—	—	—	(500)	—	(500)
Other	—	(1)	—	—	—	(1)	—	(1)
Balance at September 30, 2023	$11,830	$10,530	$(1)	$(6)	$(2)	$22,351	$—	$22,351

	Nine Months Ended September 30, 2022 and 2023
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	1,498	—	—	—	1,498	1	1,499
Other comprehensive income (loss)	—	—	1	(4)	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Dividends to parent	—	(250)	—	—	—	(250)	—	(250)
Equitization of certain notes payable to affiliates	475	2,431	—	—	—	2,906	—	2,906
Other	2	1	—	—	—	3	—	3
Balance at September 30, 2022	$9,626	$11,687	$(1)	$(6)	$(7)	$21,299	$(30)	$21,269

Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406	$—	$21,406
Net income	—	1,446	—	—	—	1,446	—	1,446
Other comprehensive income	—	—	—	2	—	2	—	2
Dividends to parent	—	(500)	—	—	—	(500)	—	(500)
Other	(2)	(1)	—	—	—	(3)	—	(3)
Balance at September 30, 2023	$11,830	$10,530	$(1)	$(6)	$(2)	$22,351	$—	$22,351
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$1,886	$1,969	$4,844	$5,182
Operating Expenses
Fuel used in electric generation and purchased power	651	749	1,685	1,916
Operation, maintenance and other	345	350	1,051	1,101
Depreciation and amortization	324	313	935	890
Property and other taxes	48	46	143	136
Impairment of assets and other charges	24	—	31	4
Total operating expenses	1,392	1,458	3,845	4,047
Gains on Sales of Other Assets and Other, net	1	1	2	2
Operating Income	495	512	1,001	1,137
Other Income and Expenses, net	31	29	92	83
Interest Expense	109	85	315	260
Income Before Income Taxes	417	456	778	960
Income Tax Expense	49	59	101	129
Net Income and Comprehensive Income	$368	$397	$677	$831

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$27	$49
Receivables (net of allowance for doubtful accounts of $7 at 2023 and $4 at 2022)	129	167
Receivables of VIEs (net of allowance for doubtful accounts of $37 at 2023 and $40 at 2022)	831	793
Receivables from affiliated companies	32	25
Inventory	1,141	1,006
Regulatory assets (includes $39 at 2023 and 2022 related to VIEs)	946	690
Other (includes $18 at 2023 and $42 at 2022 related to VIEs)	49	174
Total current assets	3,155	2,904
Property, Plant and Equipment
Cost	40,283	38,875
Accumulated depreciation and amortization	(14,869)	(14,201)
Net property, plant and equipment	25,414	24,674
Other Noncurrent Assets
Regulatory assets (includes $653 at 2023 and $681 at 2022 related to VIEs)	4,406	4,724
Nuclear decommissioning trust funds	3,697	3,430
Operating lease right-of-use assets, net	329	370
Other	693	650
Total other noncurrent assets	9,125	9,174
Total Assets	$37,694	$36,752
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$502	$601
Accounts payable to affiliated companies	252	508
Notes payable to affiliated companies	691	238
Taxes accrued	255	77
Interest accrued	86	101
Current maturities of long-term debt (includes $34 at 2023 and 2022 related to VIEs)	71	369
Asset retirement obligations	260	288
Regulatory liabilities	290	332
Other	452	384
Total current liabilities	2,859	2,898
Long-Term Debt (includes $1,079 at 2023 and $1,114 at 2022 related to VIEs)	11,497	10,568
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,558	2,477
Asset retirement obligations	5,362	5,535
Regulatory liabilities	4,120	4,120
Operating lease liabilities	298	335
Accrued pension and other post-retirement benefit costs	150	160
Investment tax credits	130	124
Other (includes $19 at 2023 related to VIEs)	84	76
Total other noncurrent liabilities	12,702	12,827
Commitments and Contingencies
Equity
Member's Equity	10,486	10,309
Total Liabilities and Equity	$37,694	$36,752

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$677	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,077	1,034
Equity component of AFUDC	(38)	(37)
Impairment of assets and other charges	31	4
Deferred income taxes	(12)	66
Contributions to qualified pension plans	(13)	(8)
Payments for asset retirement obligations	(166)	(133)
Provision for rate refunds	(24)	(44)
(Increase) decrease in
Receivables	5	(95)
Receivables from affiliated companies	(7)	64
Inventory	(135)	(58)
Other current assets	(189)	(266)
Increase (decrease) in
Accounts payable	(38)	7
Accounts payable to affiliated companies	(256)	58
Taxes accrued	178	(1)
Other current liabilities	(25)	122
Other assets	175	(105)
Other liabilities	23	39
Net cash provided by operating activities	1,263	1,478
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,756)	(1,506)
Purchases of debt and equity securities	(973)	(1,148)
Proceeds from sales and maturities of debt and equity securities	969	1,141
Notes receivable from affiliated companies	—	(329)
Other	(114)	(11)
Net cash used in investing activities	(1,874)	(1,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991	1,448
Payments for the redemption of long-term debt	(364)	(612)
Notes payable to affiliated companies	452	(172)
Distributions to parent	(500)	(250)
Other	(1)	(1)
Net cash provided by financing activities	578	413
Net (decrease) increase in cash, cash equivalents and restricted cash	(33)	38
Cash, cash equivalents and restricted cash at beginning of period	79	39
Cash, cash equivalents and restricted cash at end of period	$46	$77
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$206	$184

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2022 and 2023
(in millions)	Member's Equity
Balance at June 30, 2022	$9,735
Net income	397
Balance at September 30, 2022	$10,132

Balance at June 30, 2023	$10,618
Net income	368
Distributions to parent	(500)
Balance at September 30, 2023	$10,486

Nine Months Ended
September 30, 2022 and 2023
(in millions)	Member's Equity
Balance at December 31, 2021	$9,551
Net income	831
Distributions to parent	(250)
Balance at September 30, 2022	$10,132

Balance at December 31, 2022	$10,309
Net income	677
Distributions to parent	(500)
Balance at September 30, 2023	$10,486

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$2,164	$1,907	$5,456	$4,890
Operating Expenses
Fuel used in electric generation and purchased power	885	856	2,218	2,011
Operation, maintenance and other	361	226	898	716
Depreciation and amortization	239	249	674	717
Property and other taxes	157	123	403	335
Impairment of assets and other charges	—	—	(1)	—
Total operating expenses	1,642	1,454	4,192	3,779
Gains on Sales of Other Assets and Other, net	—	3	1	5
Operating Income	522	456	1,265	1,116
Other Income and Expenses, net	19	19	56	74
Interest Expense	103	84	305	258
Income Before Income Taxes	438	391	1,016	932
Income Tax Expense	91	72	206	181
Net Income	$347	$319	$810	$751
Other Comprehensive (Loss) Gain, net of tax
Unrealized (losses) gains on available-for-sale securities	—	(1)	2	(3)
Comprehensive Income	$347	$318	$812	$748

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$41	$45
Receivables (net of allowance for doubtful accounts of $10 at 2023 and $8 at 2022)	80	148
Receivables of VIEs (net of allowance for doubtful accounts of $24 at 2023 and $28 at 2022)	766	496
Receivables from affiliated companies	3	2
Inventory	662	573
Regulatory assets (includes $58 at 2023 and $55 at 2022 related to VIEs)	749	1,143
Other (includes $24 at 2023 and $46 at 2022 related to VIEs)	129	108
Total current assets	2,430	2,515
Property, Plant and Equipment
Cost	27,581	25,940
Accumulated depreciation and amortization	(6,896)	(6,377)
Net property, plant and equipment	20,685	19,563
Other Noncurrent Assets
Regulatory assets (includes $816 at 2023 and $826 at 2022 related to VIEs)	2,042	2,422
Nuclear decommissioning trust funds	393	424
Operating lease right-of-use assets, net	302	258
Other	463	372
Total other noncurrent assets	3,200	3,476
Total Assets	$26,315	$25,554
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$698	$880
Accounts payable to affiliated companies	154	177
Notes payable to affiliated companies	292	605
Taxes accrued	342	53
Interest accrued	104	80
Current maturities of long-term debt (includes $383 at 2023 and $306 at 2022 related to VIEs)	1,194	328
Asset retirement obligations	1	1
Regulatory liabilities	224	244
Other	349	363
Total current liabilities	3,358	2,731
Long-Term Debt (includes $832 at 2023 and $890 at 2022 related to VIEs)	8,726	9,381
Other Noncurrent Liabilities
Deferred income taxes	2,771	2,789
Asset retirement obligations	307	357
Regulatory liabilities	664	633
Operating lease liabilities	250	211
Accrued pension and other post-retirement benefit costs	100	111
Investment tax credits	233	234
Other (includes $11 at 2023 related to VIEs)	70	84
Total other noncurrent liabilities	4,395	4,419
Commitments and Contingencies
Equity
Member's equity	9,842	9,031
Accumulated other comprehensive loss	(6)	(8)
Total equity	9,836	9,023
Total Liabilities and Equity	$26,315	$25,554
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$810	$751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	943	790
Equity component of AFUDC	(10)	(13)
Impairment of assets and other charges	(1)	—
Deferred income taxes	(42)	237
Equity in (earnings) losses of unconsolidated affiliates	1	—
Contributions to qualified pension plans	(9)	(5)
Payments for asset retirement obligations	(46)	(73)
(Increase) decrease in
Receivables	(203)	(218)
Receivables from affiliated companies	(1)	10
Inventory	(89)	(95)
Other current assets	516	(814)
Increase (decrease) in
Accounts payable	(140)	354
Accounts payable to affiliated companies	(23)	(90)
Taxes accrued	289	123
Other current liabilities	23	72
Other assets	12	(162)
Other liabilities	(14)	37
Net cash provided by operating activities	2,016	904
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,851)	(1,624)
Purchases of debt and equity securities	(135)	(153)
Proceeds from sales and maturities of debt and equity securities	182	216
Other	(125)	(76)
Net cash used in investing activities	(1,929)	(1,637)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	281	4
Payments for the redemption of long-term debt	(76)	(74)
Notes payable to affiliated companies	(313)	784
Other	(1)	(1)
Net cash (used in) provided by financing activities	(109)	713
Net decrease in cash, cash equivalents and restricted cash	(22)	(20)
Cash, cash equivalents and restricted cash at beginning of period	86	62
Cash, cash equivalents and restricted cash at end of period	$64	$42
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$352	$288
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2022 and 2023
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2022	$8,730	$(5)	$8,725
Net income	319	—	319
Other comprehensive loss	—	(1)	(1)
Balance at September 30, 2022	$9,049	$(6)	$9,043

Balance at June 30, 2023	$9,494	$(6)	$9,488
Net income	347	—	347
Other	1	—	1
Balance at September 30, 2023	$9,842	$(6)	$9,836

	Nine Months Ended September 30, 2022 and 2023
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	751	—	751
Other comprehensive loss	—	(3)	(3)
Balance at September 30, 2022	$9,049	$(6)	$9,043

Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	810	—	810
Other comprehensive income	—	2	2
Other	1	—	1
Balance at September 30, 2023	$9,842	$(6)	$9,836
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues
Regulated electric	$472	$507	$1,411	$1,320
Regulated natural gas	105	121	464	491
Total operating revenues	577	628	1,875	1,811
Operating Expenses
Fuel used in electric generation and purchased power	145	185	485	439
Cost of natural gas	6	21	118	174
Operation, maintenance and other	114	121	358	408
Depreciation and amortization	90	84	266	247
Property and other taxes	94	79	258	272
Impairment of assets and other charges	—	(11)	—	(11)
Total operating expenses	449	479	1,485	1,529
Losses on Sales of Other Assets and Other, net	—	(1)	—	—
Operating Income	128	148	390	282
Other Income and Expenses, net	12	4	33	16
Interest Expense	46	32	125	92
Income Before Income Taxes	94	120	298	206
Income Tax Expense (Benefit)	14	17	47	(30)
Net Income and Comprehensive Income	$80	$103	$251	$236

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$20	$16
Receivables (net of allowance for doubtful accounts of $8 at 2023 and $6 at 2022)	97	73
Receivables from affiliated companies	155	247
Inventory	168	144
Regulatory assets	48	103
Other	47	86
Total current assets	535	669
Property, Plant and Equipment
Cost	12,976	12,497
Accumulated depreciation and amortization	(3,385)	(3,250)
Net property, plant and equipment	9,591	9,247
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	655	581
Operating lease right-of-use assets, net	17	18
Other	76	71
Total other noncurrent assets	1,668	1,590
Total Assets	$11,794	$11,506
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$322	$380
Accounts payable to affiliated companies	71	72
Notes payable to affiliated companies	273	497
Taxes accrued	247	317
Interest accrued	51	29
Current maturities of long-term debt	175	475
Asset retirement obligations	8	17
Regulatory liabilities	46	99
Other	72	74
Total current liabilities	1,265	1,960
Long-Term Debt	3,492	2,745
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,169	1,136
Asset retirement obligations	130	137
Regulatory liabilities	498	534
Operating lease liabilities	17	17
Accrued pension and other post-retirement benefit costs	91	90
Other	90	96
Total other noncurrent liabilities	1,995	2,010
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2023 and 2022	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	1,155	904
Total equity	5,017	4,766
Total Liabilities and Equity	$11,794	$11,506

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$251	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	251
Equity component of AFUDC	(7)	(7)
Impairment of assets and other charges	—	(11)
Deferred income taxes	7	(13)
Contributions to qualified pension plans	(5)	(3)
Payments for asset retirement obligations	(9)	(7)
Provision for rate refunds	—	5
(Increase) decrease in
Receivables	(23)	8
Receivables from affiliated companies	103	11
Inventory	(24)	(2)
Other current assets	103	(60)
Increase (decrease) in
Accounts payable	(69)	(6)
Accounts payable to affiliated companies	(1)	(4)
Taxes accrued	(70)	(44)
Other current liabilities	(29)	(76)
Other assets	(39)	(54)
Other liabilities	(8)	80
Net cash provided by operating activities	449	304
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(676)	(623)
Net proceeds from the sales of other assets	75	—
Notes receivable from affiliated companies	(11)	(85)
Other	(53)	(47)
Net cash used in investing activities	(665)	(755)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	749	50
Payments for the redemption of long-term debt	(300)	—
Notes payable to affiliated companies	(224)	399
Other	(5)	(2)
Net cash provided by financing activities	220	447
Net increase (decrease) in cash and cash equivalents	4	(4)
Cash and cash equivalents at beginning of period	16	13
Cash and cash equivalents at end of period	$20	$9
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$134	$119
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2022 and 2023
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at June 30, 2022	$762	$3,100	$735	$4,597
Net income	—	—	103	103
Other	—	—	1	1
Balance at September 30, 2022	$762	$3,100	$839	$4,701

Balance at June 30, 2023	$762	$3,100	$1,075	$4,937
Net income	—	—	80	80
Balance at September 30, 2023	$762	$3,100	$1,155	$5,017

	Nine Months Ended September 30, 2022 and 2023
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	236	236
Other	—	—	1	1
Balance at September 30, 2022	$762	$3,100	$839	$4,701

Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	251	251
Balance at September 30, 2023	$762	$3,100	$1,155	$5,017
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$851	$1,095	$2,606	$2,835
Operating Expenses
Fuel used in electric generation and purchased power	283	556	980	1,234
Operation, maintenance and other	160	177	524	551
Depreciation and amortization	173	167	500	478
Property and other taxes	17	13	42	60
Impairment of assets and other charges	—	—	—	211
Total operating expenses	633	913	2,046	2,534
Operating Income	218	182	560	301
Other Income and Expenses, net	30	9	58	27
Interest Expense	53	48	157	138
Income Before Income Taxes	195	143	461	190
Income Tax Expense	36	24	82	1
Net Income and Comprehensive Income	$159	$119	$379	$189

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$14	$31
Receivables (net of allowance for doubtful accounts of $5 at 2023 and $4 at 2022)	117	112
Receivables from affiliated companies	154	298
Inventory	600	489
Regulatory assets	93	249
Other	59	197
Total current assets	1,037	1,376
Property, Plant and Equipment
Cost	18,638	18,121
Accumulated depreciation and amortization	(6,359)	(6,021)
Net property, plant and equipment	12,279	12,100
Other Noncurrent Assets
Regulatory assets	899	875
Operating lease right-of-use assets, net	47	49
Other	323	254
Total other noncurrent assets	1,269	1,178
Total Assets	$14,585	$14,654
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$277	$391
Accounts payable to affiliated companies	111	206
Notes payable to affiliated companies	200	435
Taxes accrued	88	92
Interest accrued	74	48
Current maturities of long-term debt	3	303
Asset retirement obligations	114	207
Regulatory liabilities	205	187
Other	157	161
Total current liabilities	1,229	2,030
Long-Term Debt	4,351	3,854
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,352	1,299
Asset retirement obligations	728	744
Regulatory liabilities	1,478	1,454
Operating lease liabilities	45	47
Accrued pension and other post-retirement benefit costs	116	122
Investment tax credits	186	186
Other	14	65
Total other noncurrent liabilities	3,919	3,917
Commitments and Contingencies
Equity
Member's equity	4,935	4,702
Accumulated other comprehensive income	1	1
Total equity	4,936	4,703
Total Liabilities and Equity	$14,585	$14,654

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$379	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	503	481
Equity component of AFUDC	(7)	(12)
Impairment of assets and other charges	—	211
Deferred income taxes	15	(26)
Contributions to qualified pension plans	(8)	(5)
Payments for asset retirement obligations	(57)	(67)
(Increase) decrease in
Receivables	(23)	(1)
Receivables from affiliated companies	(12)	17
Inventory	(112)	(34)
Other current assets	209	(181)
Increase (decrease) in
Accounts payable	(86)	44
Accounts payable to affiliated companies	(32)	(24)
Taxes accrued	(4)	5
Other current liabilities	107	18
Other assets	(62)	8
Other liabilities	26	9
Net cash provided by operating activities	836	632
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(699)	(643)
Purchases of debt and equity securities	(53)	(43)
Proceeds from sales and maturities of debt and equity securities	42	32
Notes receivable from affiliated companies	156	(32)
Other	(50)	(38)
Net cash used in investing activities	(604)	(724)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	67
Payments for the redemption of long-term debt	(300)	(81)
Notes payable to affiliated companies	(234)	483
Distributions to parent	(209)	(350)
Other	(1)	(1)
Net cash (used in) provided by financing activities	(249)	118
Net (decrease) increase in cash and cash equivalents	(17)	26
Cash and cash equivalents at beginning of period	31	6
Cash and cash equivalents at end of period	$14	$32
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$94	$102
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive Income
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at June 30, 2022	$4,861	$—	$4,861
Net income	119	—	119
Other	(1)	—	(1)
Balance at September 30, 2022	$4,979	$—	$4,979

Balance at June 30, 2023	$4,826	$1	$4,827
Net income	159	—	159
Distributions to parent	(50)	—	(50)
Balance at September 30, 2023	$4,935	$1	$4,936

		Accumulated Other
		Comprehensive Income
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2021	$5,015	$—	$5,015
Net income	189	—	189
Distributions to parent	(225)	—	(225)
Balance at September 30, 2022	$4,979	$—	$4,979

Balance at December 31, 2022	$4,702	$1	$4,703
Net income	379	—	379
Distributions to parent	(146)	—	(146)
Balance at September 30, 2023	$4,935	$1	$4,936

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues	$208	$306	$1,119	$1,421
Operating Expenses
Cost of natural gas	51	168	316	685
Operation, maintenance and other	77	87	248	270
Depreciation and amortization	59	56	175	166
Property and other taxes	16	13	46	44
Impairment of assets and other charges	—	1	(4)	1
Total operating expenses	203	325	781	1,166
Gains on Sales of Other Assets and Other, net	—	—	—	4
Operating Income (Loss)	5	(19)	338	259
Other Income and Expenses, net	17	13	49	41
Interest Expense	41	36	120	102
(Loss) Income Before Income Taxes	(19)	(42)	267	198
Income Tax (Benefit) Expense	(5)	(9)	46	18
Net (Loss) Income and Comprehensive (Loss) Income	$(14)	$(33)	$221	$180

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $10 at 2023 and $14 at 2022)	$99	$436
Receivables from affiliated companies	12	11
Inventory	88	172
Regulatory assets	120	119
Other	63	4
Total current assets	382	742
Property, Plant and Equipment
Cost	11,595	10,869
Accumulated depreciation and amortization	(2,230)	(2,081)
Facilities to be retired, net	—	9
Net property, plant and equipment	9,365	8,797
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	415	392
Operating lease right-of-use assets, net	3	4
Investments in equity method unconsolidated affiliates	78	79
Other	288	272
Total other noncurrent assets	833	796
Total Assets	$10,580	$10,335
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$209	$345
Accounts payable to affiliated companies	48	51
Notes payable to affiliated companies	297	514
Taxes accrued	44	74
Interest accrued	49	40
Current maturities of long-term debt	85	45
Regulatory liabilities	98	74
Other	66	81
Total current liabilities	896	1,224
Long-Term Debt	3,628	3,318
Other Noncurrent Liabilities
Deferred income taxes	948	870
Asset retirement obligations	28	26
Regulatory liabilities	993	1,024
Operating lease liabilities	10	13
Accrued pension and other post-retirement benefit costs	7	7
Other	176	180
Total other noncurrent liabilities	2,162	2,120
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2023 and 2022	1,635	1,635
Retained earnings	2,258	2,037
Total Piedmont Natural Gas Company, Inc. stockholder's equity	3,893	3,672
Noncontrolling interests	1	1
Total equity	3,894	3,673
Total Liabilities and Equity	$10,580	$10,335

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177	168
Equity component of AFUDC	(15)	(7)
Impairment of assets and other charges	(4)	1
Deferred income taxes	52	13
Equity in earnings from unconsolidated affiliates	(6)	(5)
Contributions to qualified pension plans	(3)	(2)
Provision for rate refunds	—	(3)
(Increase) decrease in
Receivables	335	198
Receivables from affiliated companies	(1)	1
Inventory	83	(26)
Other current assets	(63)	(91)
Increase (decrease) in
Accounts payable	(78)	24
Accounts payable to affiliated companies	(3)	(5)
Taxes accrued	(30)	(18)
Other current liabilities	25	23
Other assets	(23)	(8)
Other liabilities	7	(3)
Net cash provided by operating activities	674	440
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(774)	(598)
Contributions to equity method investments	—	(8)
Other	(32)	(17)
Net cash used in investing activities	(806)	(623)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	348	394
Notes payable to affiliated companies	(216)	(210)
Other	—	(1)
Net cash provided by financing activities	132	183
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$149	$163

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2022 and 2023
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at June 30, 2022	$1,635	$1,927	$3,562	$—	$3,562
Net loss	—	(33)	(33)	—	(33)
Balance at September 30, 2022	$1,635	$1,894	$3,529	$—	$3,529

Balance at June 30, 2023	$1,635	$2,272	$3,907	$1	$3,908
Net loss	—	(14)	(14)	—	(14)
Balance at September 30, 2023	$1,635	$2,258	$3,893	$1	$3,894

	Nine Months Ended September 30, 2022 and 2023
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2021	$1,635	$1,714	$3,349	$—	$3,349
Net income	—	180	180	—	180
Balance at September 30, 2022	$1,635	$1,894	$3,529	$—	$3,529

Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	221	221	—	221
Balance at September 30, 2023	$1,635	$2,258	$3,893	$1	$3,894

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the nine months ended September 30, 2023, and 2022, the Loss (Income) From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Condensed Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
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
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Notes 11 and 13 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	September 30, 2023					December 31, 2022
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy(a)	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$324	$19	$87	$27	$41	$409	$44	$108	$49	$45
Other	49	4	44	17	23	82	8	74	28	41
Other Noncurrent Assets
Other	9	1	2	2	—	11	1	2	2	—
Total cash, cash equivalents and restricted cash	$382	$24	$133	$46	$64	$502	$53	$184	$79	$86
(a)    Certain prior year balances have been adjusted for held for sale presentation. See Note 2 for additional information.
INVENTORY
Provisions for inventory write-offs were not material at September 30, 2023, and December 31, 2022. The components of inventory are presented in the tables below.

	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,018	$1,045	$1,408	$920	$488	$132	$381	$15
Coal	758	330	187	110	77	24	217	—
Natural gas, oil and other fuel	342	47	208	111	97	12	2	73
Total inventory	$4,118	$1,422	$1,803	$1,141	$662	$168	$600	$88

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,604	$876	$1,232	$819	$413	$105	$342	$12
Coal	620	253	190	99	91	34	144	—
Natural gas, oil and other fuel	360	35	157	88	69	5	3	160
Total inventory	$3,584	$1,164	$1,579	$1,006	$573	$144	$489	$172
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

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
The following table represents the changes in confirmed obligations outstanding for the three and nine months ended September 30, 2023, and 2022.

	Three months ended September 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at the June 30, 2022	$46	$9	$11	$3	$8	$9	$—	$17
Invoices confirmed during the period	86	6	21	7	14	12	—	47
Confirmed invoices paid during the period	(58)	(12)	(15)	(5)	(10)	(9)	—	(22)
Confirmed obligations outstanding at September 30, 2022	$74	$3	$17	$5	$12	$12	$—	$42

Confirmed obligations outstanding at the June 30, 2023	$40	$5	$14	$12	$2	$2	$—	$19
Invoices confirmed during the period	47	2	11	2	9	4	—	30
Confirmed invoices paid during the period	(18)	(4)	(8)	(3)	(5)	—	—	(6)
Confirmed obligations outstanding at September 30, 2023	$69	$3	$17	$11	$6	$6	$—	$43

	Nine months ended September 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at the December 31, 2021	$19	$—	$9	$—	$9	$6	$—	$4
Invoices confirmed during the period	181	20	52	17	35	27	1	81
Confirmed invoices paid during the period	(126)	(17)	(44)	(12)	(32)	(21)	(1)	(43)
Confirmed obligations outstanding at September 30, 2022	$74	$3	$17	$5	$12	$12	$—	$42

Confirmed obligations outstanding at the December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	161	22	53	25	28	7	—	79
Confirmed invoices paid during the period	(179)	(25)	(55)	(22)	(33)	(6)	—	(93)
Confirmed obligations outstanding at September 30, 2023	$69	$3	$17	$11	$6	$6	$—	$43
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2023.
2. DISPOSITIONS
Sale of Commercial Renewables Segment
In August 2022, Duke Energy announced a strategic review of its commercial renewables business. Since 2007, Duke Energy has built a portfolio of commercial wind, solar and battery projects across the U.S., and established a development pipeline. Duke Energy has developed a strategy to focus on renewables, grid and other investment opportunities within its regulated operations. In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the EU&I segment. In June 2023, Duke Energy announced that it had entered into a purchase and sale agreement with affiliates of Brookfield for the sale of the utility-scale solar and wind group. Duke Energy closed on this transaction on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. In July 2023, Duke Energy announced that it had entered into a purchase and sale agreement with affiliates of ArcLight for the distributed generation group. Duke Energy closed on this transaction on October 4, 2023, and received proceeds of $243 million. In March 2023, assets for certain projects were removed from the utility-scale solar and wind group and placed in a separate disposal group. The disposal process for the remaining assets is expected to be completed by early 2024, with net proceeds from the dispositions not anticipated to be material.
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

(in millions)	September 30, 2023	December 31, 2022
Current Assets Held for Sale
Cash and cash equivalents	$70	$10
Receivables, net	107	107
Inventory	84	88
Other	179	151
Total current assets held for sale	440	356
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	5,387	6,444
Accumulated depreciation and amortization	(1,651)	(1,651)
Net property, plant and equipment	3,736	4,793
Operating lease right-of-use assets, net	144	140
Investments in equity method unconsolidated affiliates	504	522
Other	212	179
Total other noncurrent assets held for sale	860	841
Total Assets Held for Sale	$5,036	$5,990
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$124	$122
Taxes accrued	22	17
Current maturities of long-term debt	268	276
Other	175	120
Total current liabilities associated with assets held for sale	589	535
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	1,047	1,188
Operating lease liabilities	154	150
Asset retirement obligations	201	190
Other	232	399
Total other noncurrent liabilities associated with assets held for sale	1,634	1,927
Total Liabilities Associated with Assets Held for Sale	$2,223	$2,462
As of September 30, 2023, and December 31, 2022, the noncontrolling interest balance is $1.8 billion and $1.6 billion, respectively.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in (Loss) Income from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating revenues	$103	$129	$293	$372
Operation, maintenance and other	93	85	270	248
Depreciation and amortization(a)	—	65	—	193
Property and other taxes	8	10	27	31
Other income and expenses, net	(2)	(1)	(9)	(4)
Interest expense	10	18	53	55
Loss on disposal	169	—	1,603	—
Loss before income taxes	(179)	(50)	(1,669)	(159)
Income tax benefit	(27)	(30)	(353)	(106)
Loss from discontinued operations	$(152)	$(20)	$(1,316)	$(53)
Add: Net (income) loss attributable to noncontrolling interest included in discontinued operations	(38)	20	33	92
Net (loss) income from discontinued operations attributable to Duke Energy Corporation	$(190)	$—	$(1,283)	$39
(a)    Upon meeting the criteria for assets held for sale, beginning in November 2022 depreciation and amortization expense were ceased.

FINANCIAL STATEMENTS	DISPOSITIONS
The Commercial Renewables Disposal Groups' held for sale assets reflected pretax impairments of approximately $1.7 billion as of December 31, 2022, and an incremental pretax impairment of $220 million as of March 31, 2023. The final purchase and sale agreements were signed with Brookfield in June 2023 for the utility-scale solar and wind group and with ArcLight in July 2023 for the distributed generation group, and accordingly, in the second quarter of 2023, pretax impairments of approximately $1.2 billion were recorded to write-down the carrying amount of property, plant and equipment assets to the estimated fair value of the business, based on the expected selling price less estimated costs to sell. Pretax impairments of $169 million were recorded in the third quarter of 2023 reflecting closing-related adjustments for the transactions that closed and ongoing assessment of the estimated fair values of the remaining assets held for sale. The impairments were included in (Loss) Income from Discontinued Operations, net of tax, in Duke Energy's Condensed Consolidated Statements of Operations and Comprehensive Income for the periods presented. The fair value was primarily determined from purchase and sale agreements for the utility scale and distributed generation groups and discounted cash flow analysis for the remainder of the assets. The discounted cash flow model utilized Level 2 and Level 3 inputs. The fair value hierarchy levels are further discussed in Note 12. The impairments for the utility-scale and distributed generation assets were updated based on customary adjustments at closing, and will be updated, if necessary, for any post-closing adjustments. The carrying amounts for the remaining assets will be updated, if necessary, based on final disposition amounts.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$545	$485
Investing activities	(597)	(223)
Other Sale-Related Matters
Duke Energy (Parent) and several Duke Energy renewables project companies, located in the ERCOT market, were named in several lawsuits arising out of Texas Storm Uri, which occurred in February 2021. The legal actions related to project companies in this matter transferred to affiliates of Brookfield in conjunction with the transaction closing in October 2023. The plaintiffs have begun to dismiss Duke Energy (parent) from these lawsuits and have represented to the court that they will dismiss Duke Energy (Parent) from all such cases. See Note 5 for more information.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,695	$291	$7,986	$8	$—	$7,994
Intersegment revenues	20	22	42	25	(67)	—
Total revenues	$7,715	$313	$8,028	$33	$(67)	$7,994
Segment income (loss)(a)	$1,447	$15	$1,462	$(59)	$—	$1,403
Less: Noncontrolling interests						(69)
Add: Preferred stock dividend						39
Discontinued operations						(190)
Net Income						$1,321
Segment assets(b)	$155,588	$16,724	$172,312	$8,848	$—	$181,160

	Three Months Ended September 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,431	$404	$7,835	$7	$—	$7,842
Intersegment revenues	8	23	31	23	(54)	—
Total revenues	$7,439	$427	$7,866	$30	$(54)	$7,842
Segment income (loss)	$1,540	$4	$1,544	$(183)	$(1)	$1,360
Less: Noncontrolling interests						9
Add: Preferred stock dividend						39
Discontinued operations						23
Net Income						$1,413
(a)EU&I includes $95 million recorded within Impairment of assets and other charges and $16 million within Operations, maintenance and other on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations related primarily to Duke Energy Carolinas' North Carolina rate case settlement and Duke Energy Progress' North Carolina rate case order. See Note 4 for additional information.
(b)Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.

	Nine Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$20,308	$1,516	$21,824	$24	$—	$21,848
Intersegment revenues	55	67	122	74	(196)	—
Total revenues	$20,363	$1,583	$21,946	$98	$(196)	$21,848
Segment income (loss)(a)	$3,088	$327	$3,415	$(388)	$—	$3,027
Less: Noncontrolling interests						(42)
Add: Preferred stock dividend						92
Discontinued operations						(1,283)
Net Income						$1,878

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$19,552	$1,843	$21,395	$22	$—	$21,417
Intersegment revenues	24	69	93	69	(162)	—
Total revenues	$19,576	$1,912	$21,488	$91	$(162)	$21,417
Segment income (loss)(b)	$3,237	$277	$3,514	$(480)	$(2)	$3,032
Less: Noncontrolling interests						73
Add: Preferred stock dividend						92
Discontinued operations						62
Net Income						$3,113
(a)EU&I includes $95 million recorded within Impairment of assets and other charges and $16 million within Operations, maintenance and other on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations related primarily to Duke Energy Carolinas' North Carolina rate case settlement and Duke Energy Progress' North Carolina rate case order. See Note 4 for additional information.
(b)EU&I includes $211 million recorded within Impairment of assets and other charges, $46 million within Operating revenues and $20 million within Noncontrolling Interests on the Condensed Consolidated Statements of Operations related to a Duke Energy Indiana Supreme Court ruling. See Note 4 for additional information.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$472	$105	$577	$—	$—	$577
Segment income (loss)/Net income	$65	$17	$82	$(2)	$—	$80
Segment assets	$7,745	$4,218	$11,963	$10	$(179)	$11,794

	Three Months Ended September 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$507	$121	$628	$—	$628
Segment income (loss)/Net income	$74	$30	$104	$(1)	$103

	Nine Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,411	$464	$1,875	$—	$1,875
Segment income (loss)/Net income	$168	$87	$255	$(4)	$251

	Nine Months Ended September 30, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,320	$491	$1,811	$—	$1,811
Segment income (loss)/Net income	$152	$87	$239	$(3)	$236
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
On February 24, 2022, the NRC issued a decision in the SLR appeal related to Florida Power and Light's Turkey Point nuclear generating station in Florida. The NRC ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. Although Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. On November 7, 2022, Duke Energy Carolinas submitted a supplement to its environmental report addressing environmental impacts during the SLR period. On September 14, 2023, the NRC posted on its website that the issuance of the GEIS will now be issued in August 2024 instead of May 2024 due to the volume and technical complexity of the comments received.
On December 19, 2022, the NRC published a notice in the Federal Register that the NRC will conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at ONS during the SLR period. The NRC received comments from the EPA and the Petitioners and these comments identify 18 potential impacts that should be considered by the NRC in the EIS, which include, but are not limited to, climate change and flooding, environmental justice, severe accidents, and external events. The NRC has notified Duke Energy Carolinas that the draft EIS will now be issued in January 2024.
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
Duke Energy Carolinas
2023 North Carolina Rate Case
On January 19, 2023, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR Application included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB 951. The application as originally filed requested an overall retail revenue increase of $501 million in Year 1, $172 million in Year 2 and $150 million in Year 3, for a combined total of $823 million, or 15.7%, by early 2026. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carolinas Carbon Plan (Carbon Plan). The Public Staff – North Carolina Utilities Commission (Public Staff) and intervenor testimony was filed on July 19, 2023, and Duke Energy Carolinas' rebuttal testimony was filed on August 4, 2023.
On August 22, 2023, Duke Energy Carolinas filed with the NCUC a partial settlement with the Public Staff in connection with its PBR application. The partial settlement includes, among other things, agreement on a substantial portion of the North Carolina retail rate base for the historic base case of approximately $19.5 billion and all of the capital projects and related costs to be included in the three-year MYRP, including $4.6 billion (North Carolina retail allocation) projected to go in service over the MYRP period. Additionally, the partial settlement includes agreement, with certain adjustments, on depreciation rates, the recovery of grid improvement plan costs and PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application. On August 28, 2023, Duke Energy Carolinas filed with the NCUC a second partial settlement with the Public Staff resolving additional issues, including the future treatment of nuclear production tax credits related to the Inflation Reduction Act, through a stand-alone rider that will provide the benefits to customers beginning January 1, 2025. As a result of the partial settlements, Duke Energy Carolinas recognized pretax charges of $59 million within Impairment of assets and other charges, which primarily related to certain COVID-19 deferred costs, and $8 million within Operations, maintenance and other, for the three and nine months ended September 30, 2023, on the Condensed Consolidated Statements of Operations. These partial settlements are subject to the review and approval of the NCUC.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Remaining items litigated at the evidentiary hearing, which occurred August 28 to September 5, 2023, include ROE, capital structure, and recovery of the remaining COVID-19 deferred costs. Duke Energy Carolinas implemented interim rates, subject to refund, on September 1, 2023, and has requested permanent rates be effective by January 1, 2024. On October 13, 2023, the Public Staff filed supplemental testimony, and on October 23, 2023, the NCUC ordered the hearing to reconvene on October 30, 2023. Duke Energy Carolinas expects a decision on its application in this case in the fourth quarter of this year. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
2022 North Carolina Rate Case
On October 6, 2022, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs as required by HB 951. The overall retail revenue increase as originally filed would have been $326 million in Year 1, $151 million in Year 2 and $138 million in Year 3, for a combined total of $615 million, by late 2025. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and as projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan.
On April 26, 2023, Duke Energy Progress filed with the NCUC a partial settlement with Public Staff, which included agreement on many aspects of Duke Energy Progress' three-year MYRP proposal. In May 2023, the Carolina Industrial Group for Fair Utility Rates II (CIGFUR) joined this partial settlement and Public Staff and CIGFUR filed a separate settlement reaching agreement on PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application.
On August 18, 2023, the NCUC issued an order approving Duke Energy Progress' PBR Application, as modified by the partial settlements and the order, approving of an overall retail revenue increase of $233 million in Year 1, $126 million in Year 2 and $135 million in Year 3, for a combined total of $494 million. Key aspects of the order include the approval of North Carolina retail rate base for the historic base case of approximately $12.2 billion and capital projects and related costs to be included in the three-year MYRP, including $3.5 billion (North Carolina retail allocation) projected to go in service over the MYRP period. The order established an ROE of 9.8% based upon a capital structure of 53% equity and 47% debt and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR Application and revised by the partial settlements. As a result of the order, Duke Energy Progress recognized pretax charges of $28 million within Impairment of assets and other charges, which primarily related to certain COVID-19 deferred costs, and $8 million within Operations, maintenance and other, for the three and nine months ended September 30, 2023, on the Condensed Consolidated Statements of Operations. Duke Energy Progress implemented interim rates, subject to refund, on June 1, 2023, and implemented revised Year 1 rates and the residential decoupling on October 1, 2023.
On October 17, 2023, CIGFUR and Haywood Electric Membership Corporation each filed a Notice of Appeal and Exceptions to the Supreme Court of North Carolina. Both parties are appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they are appealing the class subsidy reduction percentage, and CIGFUR is also appealing the Customer Assistance Program and the fuel cost allocation methodology. CIGFUR also filed with the NCUC a Motion for Reconsideration and Motion for Stay with respect to those issues during the pendency of the appeal. Duke Energy Progress cannot predict the outcome of this matter.
2023 South Carolina Storm Securitization
On May 31, 2023, Duke Energy Progress filed a petition with the PSCSC requesting authorization for the financing of Duke Energy Progress' storm recovery costs in the amount of approximately $171 million, through securitization, due to storm recovery activities required as a result of the following storms: Pax, Ulysses, Matthew, Florence, Michael, Dorian, Izzy and Jasper. On September 8, 2023, Duke Energy Progress filed a comprehensive settlement agreement with all parties on all cost recovery issues raised in the storm securitization proceeding.
The evidentiary hearing occurred in early September 2023. On September 20, 2023, the PSCSC approved the comprehensive settlement agreement and on October 13, 2023, the PSCSC issued its financing order. Duke Energy Progress will proceed with structuring, marketing and pricing the storm recovery bonds and then seek PSCSC authorization to issue the bonds in the first half of 2024. Duke Energy Progress cannot predict the outcome of this matter.
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
•Establishment of a storm reserve to help offset the costs of major storms.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain $173 million of the expected Department of Energy (DOE) award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of September 30, 2023, Duke Energy Florida has recognized $94 million into earnings. The remaining $79 million is expected to be recognized over the remainder of 2023 and 2024, while also remaining within the approved return on equity band.
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
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. On October 4, 2022, the FPSC voted to approve Duke Energy Florida’s plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. On December 9, 2022, the OPC filed a notice of appeal of this order to the Florida Supreme Court. The OPC's initial brief was filed on April 18, 2023. Duke Energy Florida filed its brief on July 17, 2023. The OPC's reply brief was filed on October 16, 2023. The OPC has filed a request for oral argument, but the Florida Supreme Court has yet to rule on that request. Duke Energy Florida cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Hurricanes Ian and Idalia
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. Duke Energy Florida's September 30, 2023, Condensed Consolidated Balance Sheets includes an estimate of approximately $357 million in regulatory assets related to deferred Hurricane Ian storm costs consistent with the FPSC's storm rule. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve on January 23, 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. On March 7, 2023, the FPSC approved this request for interim recovery, subject to refund, and ordered Duke Energy Florida to file documentation of the total actual storm costs, once known. Duke Energy Florida filed documentation evidencing its total actual storm costs of $431 million on September 29, 2023.
On August 30, 2023, Hurricane Idalia made landfall on Florida’s gulf coast, causing damage and impacting more than 200,000 customers across Duke Energy Florida's service territory. Duke Energy Florida's September 30, 2023, Condensed Consolidated Balance Sheets includes an estimate of approximately $96 million in regulatory assets related to deferred Hurricane Idalia storm costs consistent with the FPSC's storm rule. On October 16, 2023, Duke Energy Florida requested to combine the $92 million retail portion of the deferred estimated Hurricane Idalia costs with $74 million of costs projected to be collected after December 31, 2023, under the existing approved storm cost recovery and storm surcharge. This $74 million of costs relates primarily to the approved ongoing replenishment of the storm reserves. Duke Energy Florida is seeking recovery of the total $166 million over 12 months beginning with its first billing cycle in January 2024, replacing the previously approved storm cost recovery and storm surcharge. Duke Energy Florida cannot predict the outcome of these matters.
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
On August 9, 2023, the PUCO issued its decision approving the Company’s request for recovery and final true up of energy efficiency program costs, lost distribution revenues and performance incentives from calendar years 2018 through 2020, resulting in $14 million of Regulated electric revenue on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, and resolving all outstanding issues in these proceedings. Rates were revised effective September 1, 2023.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio Natural Gas Base Rate Case
Duke Energy Ohio filed with the PUCO a natural gas base rate case application on June 30, 2022, with supporting testimony filed on July 14, 2022, requesting an increase in natural gas base rates of approximately $49 million and an ROE of 10.3%. This is an approximate 5.6% average increase in the customer's total bill across all customer classes. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio is also seeking to adjust the caps on its CEP rider. The report of the Staff of the PUCO was issued on December 21, 2022, recommending an increase in natural gas base rates of $24 million to $36 million, with an equity ratio of 52.32% and an ROE range of 9.03% to 10.04%. On April 28, 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the OCC. In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded on May 24, 2023. Initial briefs were filed June 16, 2023, and reply briefs were filed on July 14, 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed. New rates went into effect November 1, 2023. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Kentucky Electric Base Rate Case
On December 1, 2022, Duke Energy Kentucky filed a rate case with the KPSC requesting an annualized increase in electric base rates of approximately $75 million and an ROE of 10.35%. This is an overall increase in rates of approximately 17.8%. The request for rate increase is driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale Combustion Turbine (CT) generation stations. Duke Energy Kentucky is also requesting approval for new programs for the benefit of customers and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. Intervenor testimony was filed March 10, 2023, and rebuttal testimony was filed April 14, 2023. The Kentucky Attorney General recommended an increase of $31 million and an ROE of 9.55%. An evidentiary hearing concluded on May 11, 2023, with simultaneous briefs filed June 9, 2023, and replies filed on June 19, 2023. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. The Company's request to align the depreciation rates of East Bend with a 2035 retirement date was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC did approve the request to align the depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and the two electric vehicle charging programs. On November 1, 2023, Duke Energy Kentucky filed for rehearing requesting certain matters be reconsidered by the KPSC. Duke Energy Kentucky cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
Indiana Coal Ash Recovery Cases
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. An evidentiary hearing was held on September 14, 2020. Briefing was completed by mid-September 2021. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021, order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed. As a result of the Court's opinion, Duke Energy Indiana recognized a pretax charge of approximately $175 million to Impairment of assets and other charges for the year ended December 31, 2022. Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021, order date. On September 20, 2023, the commission approved the Company's proposal to remove the costs from its rates and assessed simple interest of the refunds of 4.71%, beginning from when the costs were initially recovered from customers. Duke Energy Indiana also filed a new petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the 2020 Indiana Coal Ash Recovery Case. An evidentiary hearing has been scheduled for January 25, 2024. Duke Energy Indiana cannot predict the outcome of this matter.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider the targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022, and Duke Energy Indiana filed its responsive brief on December 28, 2022. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the IURC’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. The Indiana Supreme Court granted transfer and held an oral argument on September 28, 2023. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
Tennessee Annual Review Mechanism
On October 10, 2022, the TPUC approved Piedmont’s petition to adopt an ARM as allowed by Tennessee law. Under the ARM, Piedmont will adjust rates annually to achieve its allowed 9.80% ROE over the upcoming year and to true up any variance between its allowed ROE and actual ROE from the prior calendar year. The initial year subject to the true up is 2022, and Piedmont filed the initial rate adjustments request on May 19, 2023, for a total increase of approximately $42 million and for rates to become effective October 1, 2023. On September 11, 2023, the TPUC approved a settlement between Piedmont and the Consumer Advocate Division of the Tennessee Attorney General's Office, which provided for recovery of the Historic Base Period Reconciliation cost of service of $11 million through rider rates and an increase in Piedmont's base rates of $29 million for the Annual Base Rate Reset component of the ARM. These amounts result in a total increase of $40 million with adjusted rates effective October 1, 2023.
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

(in millions)	September 30, 2023	December 31, 2022
Reserves for Environmental Remediation
Duke Energy	$90	$84
Duke Energy Carolinas	24	22
Progress Energy	20	19
Duke Energy Progress	10	8
Duke Energy Florida	10	11
Duke Energy Ohio	36	33
Duke Energy Indiana	2	3
Piedmont	7	7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy (Parent), several Duke Energy renewables project companies, and others in the ERCOT market were named in multiple lawsuits arising out of Texas Storm Uri, which occurred in February 2021. These lawsuits seek recovery for property damages, personal injury and wrongful death allegedly caused by the power outages that plaintiffs claim were the collective failure of generators, transmission and distribution operators (TDUs), retail energy providers, and all others, including ERCOT. The cases were consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-trial motions. Five MDL cases were designated as lead cases in which motions to dismiss were filed and all other cases were stayed. On January 28, 2023, the Court denied certain motions including those by the generator defendants and TDUs and granted others. The generators and TDUs filed petitions for Writ of Mandamus to the Texas Court of Appeals seeking to overturn the denials. The TDUs' petition, filed first, was accepted and oral argument was held on October 23, 2023. The parties await a ruling from the court. The generators’ petition has not yet been set for argument. After the rulings on the motions to dismiss, plaintiffs filed new lawsuits against Duke Energy (Parent), Duke Energy Renewables, LLC, and several Duke Energy renewable entities, which are included in the MDL proceeding and are currently stayed. The plaintiffs have begun to dismiss Duke Energy (Parent) from these lawsuits and have represented to the court that they will dismiss Duke Energy (Parent) from all such cases. Duke Energy cannot predict the outcome of this matter. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low-head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes, did not adequately warn about the dam, and created a dangerous and hidden hazard on the Dan River by building and maintaining the low-head dam. Duke Energy Carolinas reached an agreement that resolved this matter. The resolution, which did not have a material financial impact, was approved by the Durham County Superior Court. The case was dismissed on June 6, 2023.
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
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the District Court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal was completed on June 30, 2023. The oral argument has been scheduled for t December 7, 2023. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $436 million at September 30, 2023, and $457 million at December 31, 2022. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2043 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2043 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $572 million at September 30, 2023, and $595 million at December 31, 2022. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $9 million and $12 million for Duke Energy and Duke Energy Carolinas as of September 30, 2023, and December 31, 2022, respectively. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Indiana
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). A trial date has not yet been set. On June 30, 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material, and as a result, AEGIS was dismissed from the litigation on July 13, 2023. The lawsuit remains pending as to the other insurers, but is stayed until December 31, 2023, to allow for further settlement negotiations. Duke Energy Indiana cannot predict the outcome of this matter.
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2023
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
April 2023(a)	April 2026	4.125%	$1,725	$1,725	$—	$—	$—	$—	$—	$—
June 2023(b)	June 2033	5.400%	350	—	—	—	—	—	—	350
September 2023(c)	September 2033	5.750%	600	600	—	—	—	—	—	—
September 2023(c)	September 2053	6.100%	750	750	—	—	—	—	—	—
First Mortgage Bonds
January 2023(d)	January 2033	4.950%	900	—	900	—	—	—	—	—
January 2023(d)	January 2053	5.350%	900	—	900	—	—	—	—	—
March 2023(e)	March 2033	5.250%	500	—	—	500	—	—	—	—
March 2023(e)	March 2053	5.350%	500	—	—	500	—	—	—	—
March 2023(f)	April 2033	5.250%	375	—	—	—	—	375	—	—
March 2023(f)	April 2053	5.650%	375	—	—	—	—	375	—	—
March 2023(g)	April 2053	5.400%	500	—	—	—	—	—	500	—
June 2023(h)	January 2033	4.950%	350	—	350	—	—	—	—	—
June 2023(h)	January 2054	5.400%	500	—	500	—	—	—	—	—
September 2023(i)	October 2073	4.960%	200	—	—	—	200	—	—	—
Total issuances			$8,525	$3,075	$2,650	$1,000	$200	$750	$500	$350
(a)See "Duke Energy (Parent) Convertible Senior Notes" below for additional information.
(b)Proceeds will be used to repay $45 million of maturities due October 2023, to pay down a portion of short-term debt and for general corporate purposes.
(c)Proceeds were primarily used to repay $400 million of maturities due October 2023, to pay down a portion of short-term debt and for general corporate purposes.
(d)Proceeds were used to repay $1 billion of maturities due March 2023, to pay down a portion of short-term debt and for general company purposes.
(e)Proceeds will be used to repay $300 million of maturities due September 2023, to pay down a portion of short-term debt and for general company purposes.
(f)Proceeds will be used to repay $300 million of maturities due September 2023 and a portion of the $100 million term loan due October 2023. Remaining proceeds will be used to repay a portion of short-term debt and for general corporate purposes.
(g)Proceeds were used to repay the $300 million term loan due October 2023. Remaining proceeds will be used to repay a portion of short-term debt and for general company purposes.
(h)Proceeds were used to pay down a portion of short-term debt and for general company purposes.
(i)Proceeds were used to pay down a portion of short-term debt and for general company purposes.
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
Prior to the close of business on the business day immediately preceding January 15, 2026, the convertible notes will be convertible at the option of the holders when the following conditions are met:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2023, (and only during such calendar quarter) if the last reported sale price of Duke Energy common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five consecutive business day period after any 10 consecutive trading day period (the measurement period) in which the trading price, as defined, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Duke Energy common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events described in the indenture agreement.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
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

(in millions)	Maturity Date	Interest Rate	September 30, 2023
Unsecured Debt
Duke Energy Ohio(a)	October 2023	5.813%	$150
Duke Energy (Parent)	October 2023	3.950%	400
Duke Energy (Parent) Term Loan Facility(a)	March 2024	6.048%	1,000
Duke Energy (Parent)	April 2024	3.750%	1,000
Duke Energy Florida(a)	April 2024	6.196%	800
Other(b)			684
Current maturities of long-term debt			$4,034
(a)Debt has a floating interest rate. In October 2023, Duke Energy Kentucky's $50 million two-year term loan facility was increased to $75 million and it's maturity was extended to April 2024. The term loan was fully drawn at the time of closing with incremental borrowings under the facility used to pay down short-term debt and for general corporate purposes.
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	September 30, 2023
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$1,575	$1,400	$1,250	$750	$950	$800
Reduction to backstop issuances
Commercial paper(b)	(2,815)	(106)	(631)	(841)	(292)	(298)	(350)	(297)
Outstanding letters of credit	(39)	(27)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$6,065	$2,142	$940	$558	$951	$452	$519	$503
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
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$7,459	$3,136	$4,295	$4,069	$226	$—	$—	$—
Closure of ash impoundments	4,474	2,065	1,530	1,509	21	77	801	—
Other	300	67	105	44	61	61	41	28
Total ARO	$12,233	$5,268	$5,930	$5,622	$308	$138	$842	$28
Less: Current portion	620	238	261	260	1	8	114	—
Total noncurrent ARO	$11,613	$5,030	$5,669	$5,362	$307	$130	$728	$28
(a)Duke Energy amount includes purchase accounting adjustments related to the merger with Progress Energy.
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2022(a)	$12,728	$5,382	$6,181	$5,823	$358	$154	$951	$26
Accretion expense(b)	391	189	178	169	9	5	24	2
Liabilities settled(c)	(494)	(171)	(247)	(196)	(51)	(11)	(66)	—
Revisions in estimates of cash flows(d)	(392)	(132)	(182)	(174)	(8)	(10)	(67)	—
Balance at September 30, 2023	$12,233	$5,268	$5,930	$5,622	$308	$138	$842	$28

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
(a)Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.
(b)For the nine months ended September 30, 2023, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.
(c)Primarily relates to ash impoundment closures and nuclear decommissioning.
(d)The amounts recorded represent the discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The decreases primarily relate to lower unit costs associated with basin closure, routine maintenance and beneficiation activities, as well as a reduction in monitoring wells needed.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.
8. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2023, and December 31, 2022. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2023, and December 31, 2022.
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$198	$193	$586	$590
Indemnification coverages(b)	9	7	26	21
Joint Dispatch Agreement (JDA) revenue(c)	5	16	26	54
JDA expense(c)	58	210	121	477
Intercompany natural gas purchases(d)	5	5	14	14
Progress Energy
Corporate governance and shared service expenses(a)	$172	$188	$522	$568
Indemnification coverages(b)	11	10	35	32
JDA revenue(c)	58	210	121	477
JDA expense(c)	5	16	26	54
Intercompany natural gas purchases(d)	19	19	56	57
Duke Energy Progress
Corporate governance and shared service expenses(a)	$103	$111	$314	$338
Indemnification coverages(b)	5	5	15	15
JDA revenue(c)	58	210	121	477
JDA expense(c)	5	16	26	54
Intercompany natural gas purchases(d)	19	19	56	57
Duke Energy Florida
Corporate governance and shared service expenses(a)	$69	$77	$208	$230
Indemnification coverages(b)	6	5	20	17
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$73	$87	$222	$251
Indemnification coverages(b)	1	2	4	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$92	$115	$275	$330
Indemnification coverages(b)	2	2	6	6
Piedmont
Corporate governance and shared service expenses(a)	$32	$37	$107	$109
Indemnification coverages(b)	1	1	3	2
Intercompany natural gas sales(d)	24	24	70	71
Natural gas storage and transportation costs(e)	6	6	18	17
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2023
Intercompany income tax receivable	$—	$—	$—	$—	$—	$—	$24
Intercompany income tax payable	72	138	114	110	18	20	—

December 31, 2022
Intercompany income tax receivable	$—	$95	$36	$17	$—	$—	$—
Intercompany income tax payable	37	—	—	—	17	18	38
10. DERIVATIVES AND HEDGING
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023, and 2022, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,875	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,477	650	1,500	500	1,000	300	27
Total notional amount	$4,352	$650	$1,500	$500	$1,000	$300	$27

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$500	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,377	1,250	800	500	300	300	27
Total notional amount	$2,877	$1,250	$800	$500	$300	$300	$27
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

	September 30, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	20,961	—	—	—	2,550	18,411	—
Natural gas (millions of dekatherms)	841	276	272	272	—	21	272

	December 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	14,086	—	—	—	1,820	12,266	—
Natural gas (millions of dekatherms)	909	307	292	292	—	11	299
FOREIGN CURRENCY RISK
Duke Energy may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates, such as that arising from the issuance of debt denominated in a currency other than U.S. dollars.

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
Fair Value Hedges
Derivatives related to existing fixed-rate securities are accounted for as fair value hedges, where the derivatives’ fair value gains or losses and hedged items’ fair value gains or losses are both recorded directly to earnings on the same income statement line item, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. Duke Energy has elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of its foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of other comprehensive income or loss.
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at September 30, 2023.

							Fair Value Loss(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2023	2022	2023	2022
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(20)	$(41)	$(10)	$(57)
	537	5.31%	500	euros	3.85%	June 2034	(17)	(34)	(9)	(47)
Total notional amount	$1,182		1,100	euros			$(37)	$(75)	$(19)	$(104)
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

Derivative Assets	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$57	$11	$14	$9	$5	$2	$28	$1
Noncurrent	86	40	46	46	—	—	—	—
Total Derivative Assets – Commodity Contracts	$143	$51	$60	$55	$5	$2	$28	$1
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	177	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	104	26	78	—	78	—	—	—
Noncurrent	101	16	58	24	34	—	27	—
Total Derivative Assets – Interest Rate Contracts	$382	$42	$136	$24	$112	$—	$27	$—
Total Derivative Assets	$525	$93	$196	$79	$117	$2	$55	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$275	$156	$97	$97	$—	$—	$4	$18
Noncurrent	215	48	40	40	—	—	—	127
Total Derivative Liabilities – Commodity Contracts	$490	$204	$137	$137	$—	$—	$4	$145
Interest Rate Contracts
Not Designated as Hedging Instruments
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$1	$—	$—	$—	$—	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	11	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$29	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$520	$204	$137	$137	$—	$1	$4	$145

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$265	$132	$99	$99	$—	$5	$29	$—
Noncurrent	213	104	108	108	—	—	—	—
Total Derivative Assets – Commodity Contracts	$478	$236	$207	$207	$—	$5	$29	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$101	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	$216	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets – Interest Rate Contracts	$317	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets	$795	$330	$248	$230	$17	$5	$110	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$175	$96	$36	$18	$19	$—	$16	$27
Noncurrent	202	31	30	30	—	—	—	141
Total Derivative Liabilities – Commodity Contracts	$377	$127	$66	$48	$19	$—	$16	$168
Interest Rate Contracts
Not Designated as Hedging Instruments
Noncurrent	$2	$—	$—	$—	$—	$2	$—	$—
Total Derivative Liabilities – Interest Rate Contracts	$2	$—	$—	$—	$—	$2	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	40	—	—	—	—	—	—	—
Total Derivative Liabilities – Equity Securities Contracts	$58	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$437	$127	$66	$48	$19	$2	$16	$168
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

Derivative Assets	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$161	$37	$92	$9	$83	$2	$28	$1
Offset	(17)	(9)	(8)	(8)	—	—	—	—
Net amounts presented in Current Assets: Other	$144	$28	$84	$1	$83	$2	$28	$1
Noncurrent
Gross amounts recognized	$364	$56	$104	$70	$34	$—	$27	$—
Offset	(60)	(32)	(28)	(28)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$304	$24	$76	$42	$34	$—	$27	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$293	$156	$97	$97	$—	$—	$4	$18
Offset	(17)	(9)	(8)	(8)	—	—	—	—
Cash collateral posted	(16)	(12)	(1)	(1)	—	—	(4)	—
Net amounts presented in Current Liabilities: Other	$260	$135	$88	$88	$—	$—	$—	$18
Noncurrent
Gross amounts recognized	$227	$48	$40	$40	$—	$1	$—	$127
Offset	(60)	(33)	(28)	(28)	—	—	—	—
Cash collateral posted	$(8)	$(7)	$(1)	$(1)	$—	$—	$—	$—
Net amounts presented in Other Noncurrent Liabilities: Other	$159	$8	$11	$11	$—	$1	$—	$127

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$582	$226	$140	$122	$17	$5	$110	$—
Offset	(33)	(15)	(18)	(18)	—	—	—	—
Cash collateral received	(31)	(18)	(12)	(12)	—	—	—	—
Net amounts presented in Current Assets: Other	$518	$193	$110	$92	$17	$5	$110	$—
Noncurrent
Gross amounts recognized	$213	$104	$108	$108	$—	$—	$—	$—
Offset	(59)	(29)	(30)	(30)	—	—	—	—
Cash collateral received	(38)	(11)	(27)	(27)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$116	$64	$51	$51	$—	$—	$—	$—

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$193	$96	$36	$18	$19	$—	$16	$27
Offset	(33)	(15)	(18)	(18)	—	—	—	—
Cash collateral posted	(16)	—	—	—	—	—	(16)	—
Net amounts presented in Current Liabilities: Other	$144	$81	$18	$—	$19	$—	$—	$27
Noncurrent
Gross amounts recognized	$244	$31	$30	$30	$—	$2	$—	$141
Offset	(59)	(29)	(30)	(30)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$185	$2	$—	$—	$—	$2	$—	$141

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	September 30, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$312	$175	$138	$138
Fair value of collateral already posted	21	19	2	2
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$291	$156	$136	$136

	December 31, 2022
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$141	$86	$55	$48	$7
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$141	$86	$55	$48	$7
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2023, and December 31, 2022.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$160	$—	$—	$215
Equity securities	4,218	44	6,530	3,658	105	5,871
Corporate debt securities	—	80	612	1	85	641
Municipal bonds	—	41	318	—	39	330
U.S. government bonds	—	136	1,470	2	112	1,423
Other debt securities	—	18	169	—	18	156
Total NDTF Investments	$4,218	$319	$9,259	$3,661	$359	$8,636
Other Investments
Cash and cash equivalents	$—	$—	$36	$—	$—	$22
Equity securities	26	9	141	21	16	128
Corporate debt securities	—	10	83	—	12	84
Municipal bonds	—	3	74	—	3	78
U.S. government bonds	—	5	46	—	2	62
Other debt securities	—	5	52	—	3	41
Total Other Investments	$26	$32	$432	$21	$36	$415
Total Investments	$4,244	$351	$9,691	$3,682	$395	$9,051
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2023, and 2022, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FV-NI:
Realized gains	$61	$25	$107	$170
Realized losses	35	61	117	247
AFS:
Realized gains	16	7	37	22
Realized losses	45	40	104	105
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$59	$—	$—	$117
Equity securities	2,468	25	3,767	2,147	51	3,367
Corporate debt securities	—	60	376	1	62	401
Municipal bonds	—	9	45	—	10	64
U.S. government bonds	—	73	745	1	51	685
Other debt securities	—	18	163	—	18	148
Total NDTF Investments	$2,468	$185	$5,155	$2,149	$192	$4,782

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2023, and 2022, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FV-NI:
Realized gains	$43	$16	$70	$109
Realized losses	17	39	64	143
AFS:
Realized gains	12	7	21	19
Realized losses	26	20	54	57
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$101	$—	$—	$98
Equity securities	1,750	19	2,763	1,511	54	2,504
Corporate debt securities	—	20	236	—	23	240
Municipal bonds	—	32	273	—	29	266
U.S. government bonds	—	63	725	1	61	738
Other debt securities	—	—	6	—	—	8
Total NDTF Investments	$1,750	$134	$4,104	$1,512	$167	$3,854
Other Investments
Cash and cash equivalents	$—	$—	$8	$—	$—	$11
Municipal bonds	—	—	23	—	—	25
Total Other Investments	$—	$—	$31	$—	$—	$36
Total Investments	$1,750	$134	$4,135	$1,512	$167	$3,890
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2023, and 2022, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FV-NI:
Realized gains	$18	$9	$37	$61
Realized losses	18	22	53	104
AFS:
Realized gains	4	—	16	3
Realized losses	19	9	50	32

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$62	$—	$—	$56
Equity securities	1,661	19	2,663	1,431	54	2,411
Corporate debt securities	—	19	224	—	22	230
Municipal bonds	—	32	273	—	29	266
U.S. government bonds	—	43	469	1	37	460
Other debt securities	—	—	5	—	—	7
Total NDTF Investments	$1,661	$113	$3,696	$1,432	$142	$3,430
Other Investments
Cash and cash equivalents	$—	$—	$4	$—	$—	$9
Total Other Investments	$—	$—	$4	$—	$—	$9
Total Investments	$1,661	$113	$3,700	$1,432	$142	$3,439
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2023, and 2022, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FV-NI:
Realized gains	$15	$9	$34	$60
Realized losses	18	21	52	101
AFS:
Realized gains	4	—	15	3
Realized losses	18	9	47	29
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$39	$—	$—	$42
Equity securities	89	—	100	80	—	93
Corporate debt securities	—	1	12	—	1	10
U.S. government bonds	—	20	256	—	24	278
Other debt securities	—	—	1	—	—	1
Total NDTF Investments(a)	$89	$21	$408	$80	$25	$424
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Municipal bonds	—	—	23	—	—	25
Total Other Investments	$—	$—	$24	$—	$—	$26
Total Investments	$89	$21	$432	$80	$25	$450
(a)During the nine months ended September 30, 2023, and the year ended December 31, 2022, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2023, and 2022, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$1
Equity securities	3	9	88	2	16	79
Corporate debt securities	—	—	9	—	1	8
Municipal bonds	—	3	44	—	3	45
U.S. government bonds	—	—	6	—	—	7
Total Investments	$3	$12	$150	$2	$20	$140
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2023, and 2022, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$137	$7	$109	$21	$88	$7
Due after one through five years	671	209	388	235	153	19
Due after five through 10 years	545	311	197	184	13	10
Due after 10 years	1,471	802	569	531	38	23
Total	$2,824	$1,329	$1,263	$971	$292	$59
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
Other fair value considerations
See Note 12 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the valuation of goodwill and intangible assets. Also, see Note 8 for further information on the annual impairment test as of August 31, 2023.
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

	September 30, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$160	$160	$—	$—	$—
NDTF equity securities	6,530	6,491	—	—	39
NDTF debt securities	2,569	755	1,814	—	—
Other equity securities	141	141	—	—	—
Other debt securities	255	40	215	—	—
Other cash and cash equivalents	36	36	—	—	—
Derivative assets	525	2	493	30	—
Total assets	10,216	7,625	2,522	30	39
Derivative liabilities	(520)	(4)	(516)	—	—
Net assets	$9,696	$7,621	$2,006	$30	$39

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$215	$215	$—	$—	$—
NDTF equity securities	5,871	5,829	—	—	42
NDTF debt securities	2,550	780	1,770	—	—
Other equity securities	128	128	—	—	—
Other debt securities	265	55	210	—	—
Other cash and cash equivalents	22	22	—	—	—
Derivative assets	795	1	760	34	—
Total assets	9,846	7,030	2,740	34	42
Derivative liabilities	(437)	(16)	(421)	—	—
Net assets	$9,409	$7,014	$2,319	$34	$42

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$41	$89	$34	$24
Purchases, sales, issuances and settlements:
Purchases	3	—	50	77
Settlements	(18)	(21)	(76)	(13)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	4	(8)	22	(28)
Balance at end of period	$30	$60	$30	$60
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$59	$59	$—	$—
NDTF equity securities	3,767	3,728	—	39
NDTF debt securities	1,329	320	1,009	—
Derivative assets	93	—	93	—
Total assets	5,248	4,107	1,102	39
Derivative liabilities	(204)	—	(204)	—
Net assets	$5,044	$4,107	$898	$39

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$117	$117	$—	$—
NDTF equity securities	3,367	3,325	—	42
NDTF debt securities	1,298	323	975	—
Derivative assets	330	—	330	—
Total assets	5,112	3,765	1,305	42
Derivative liabilities	(127)	—	(127)	—
Net assets	$4,985	$3,765	$1,178	$42
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$101	$101	$—	$98	$98	$—
NDTF equity securities	2,763	2,763	—	2,504	2,504	—
NDTF debt securities	1,240	435	805	1,252	457	795
Other debt securities	23	—	23	25	—	25
Other cash and cash equivalents	8	8	—	11	11	—
Derivative assets	196	—	196	248	—	248
Total assets	4,331	3,307	1,024	4,138	3,070	1,068
Derivative liabilities	(137)	—	(137)	(66)	—	(66)
Net assets	$4,194	$3,307	$887	$4,072	$3,070	$1,002

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$62	$62	$—	$56	$56	$—
NDTF equity securities	2,663	2,663	—	2,411	2,411	—
NDTF debt securities	971	226	745	963	225	738
Other cash and cash equivalents	4	4	—	9	9	—
Derivative assets	79	—	79	230	—	230
Total assets	3,779	2,955	824	3,669	2,701	968
Derivative liabilities	(137)	—	(137)	(48)	—	(48)
Net assets	$3,642	$2,955	$687	$3,621	$2,701	$920
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$39	$39	$—	$42	$42	$—
NDTF equity securities	100	100	—	93	93	—
NDTF debt securities	269	209	60	289	232	57
Other debt securities	23	—	23	25	—	25
Other cash and cash equivalents	1	1	—	1	1	—
Derivative assets	117	—	117	17	—	17
Total assets	549	349	200	467	368	99
Derivative liabilities	—	—	—	(19)	—	(19)
Net assets	$549	$349	$200	$448	$368	$80
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2023, and December 31, 2022.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2023				December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$88	$88	$—	$—	$79	$79	$—	$—
Other debt securities	59	—	59	—	60	—	60	—
Other cash and cash equivalents	3	3	—	—	1	1	—	—
Derivative assets	55	1	27	27	110	—	81	29
Total assets	205	92	86	27	250	80	141	29
Derivative liabilities	(4)	(4)	—	—	(16)	(16)	—	—
Net assets	$201	$88	$86	$27	$234	$64	$141	$29

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$37	$84	$29	$22
Purchases, sales, issuances and settlements:
Purchases	—	—	42	74
Settlements	(14)	(20)	(70)	(10)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	4	(8)	26	(30)
Balance at end of period	$27	$56	$27	$56
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$—	$—	$—
Derivative liabilities	(145)	—	(145)	(168)	—	(168)
Net (liabilities) assets	$(144)	$1	$(145)	$(168)	$—	$(168)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$3	RTO auction pricing	FTR price – per MWh	$0.43	-	$2.07	$0.77
Duke Energy Indiana
FTRs	27	RTO auction pricing	FTR price – per MWh	(1.64)	-	12.51	1.90
Duke Energy
Total Level 3 derivatives	$30

	December 31, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.89	-	$6.25	$3.35
Duke Energy Indiana
FTRs	29	RTO auction pricing	FTR price – per MWh	0.09	-	21.79	2.74
Duke Energy
Total Level 3 derivatives	$34

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
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

	September 30, 2023		December 31, 2022
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$75,387	$65,070	$69,751	$61,986
Duke Energy Carolinas	15,995	13,973	14,266	12,943
Progress Energy	23,281	20,417	22,439	20,467
Duke Energy Progress	11,718	9,808	11,087	9,689
Duke Energy Florida	9,920	8,892	9,709	8,991
Duke Energy Ohio	3,692	3,264	3,245	2,927
Duke Energy Indiana	4,504	3,874	4,307	3,913
Piedmont	3,713	3,123	3,363	2,940
(a)Book value of long-term debt includes $1.1 billion and $1.2 billion at September 30, 2023, and December 31, 2022, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both September 30, 2023, and December 31, 2022, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2023, and the year ended December 31, 2022, or is expected to be provided in the future that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2025	April 2024
Credit facility amount	$350	$500	$400	$325
Amounts borrowed at September 30, 2023	336	500	400	325
Amounts borrowed at December 31, 2022	350	471	400	250
Restricted Receivables at September 30, 2023	619	1,028	831	758
Restricted Receivables at December 31, 2022	917	928	793	490
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2023	December 31, 2022
Receivables of VIEs	$8	$6
Regulatory Assets: Current	58	55
Current Assets: Other	24	41
Other Noncurrent Assets: Regulatory assets	816	826
Current Liabilities: Other	2	9
Current maturities of long-term debt	58	56
Long-Term Debt	832	890
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	September 30, 2023		December 31, 2022
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	5	16	8	29
Other Noncurrent Assets: Regulatory assets	199	653	208	681
Other Noncurrent Assets: Other	1	2	1	2
Current Liabilities: Other	1	4	3	8
Current maturities of long-term debt	11	34	10	34
Long-Term Debt	208	680	219	714
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$122	$161
Investments in equity method unconsolidated affiliates	61	—	—
Other noncurrent assets	43	—	—
Total assets	$104	$122	$161
Other current liabilities	18	—	—
Other noncurrent liabilities	12	—	—
Total liabilities	$30	$—	$—
Net assets	$74	$122	$161

	December 31, 2022
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$198	$317
Investments in equity method unconsolidated affiliates	43	—	—
Other noncurrent assets	45	—	—
Total assets	$88	$198	$317
Other current liabilities	59	—	—
Other noncurrent liabilities	47	—	—
Total liabilities	$106	$—	$—
Net (liabilities) assets	$(18)	$198	$317
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Receivables sold	$334	$423	$330	$508
Less: Retained interests	122	198	161	317
Net receivables sold	$212	$225	$169	$191
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Sales
Receivables sold	$1,973	$1,869	$2,453	$2,646
Loss recognized on sale	25	11	29	15
Cash flows
Cash proceeds from receivables sold	$2,024	$1,757	$2,580	$2,465
Collection fees received	1	1	1	1
Return received on retained interests	15	6	19	9
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

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Progress Energy	$15	$70	$7	$7	$7	$36	$142
Duke Energy Progress	2	8	—	—	—	—	10
Duke Energy Florida	13	62	7	7	7	36	132
Duke Energy Indiana	4	16	17	15	7	5	64
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

	Remaining Performance Obligations
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Piedmont	$17	$62	$61	$51	$49	$241	$481

FINANCIAL STATEMENTS	REVENUE
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,602	$988	$2,043	$756	$1,287	$268	$303	$—
General	2,229	779	1,089	467	622	135	224	—
Industrial	912	395	298	203	95	28	190	—
Wholesale	647	141	422	364	58	12	71	—
Other revenues	285	75	175	100	75	24	56	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,675	$2,378	$4,027	$1,890	$2,137	$467	$844	$—

Gas Utilities and Infrastructure
Residential	$152	$—	$—	$—	$—	$73	$—	$80
Commercial	88	—	—	—	—	24	—	65
Industrial	26	—	—	—	—	4	—	23
Power Generation	—	—	—	—	—	—	—	23
Other revenues	28	—	—	—	—	4	—	8
Total Gas Utilities and Infrastructure revenue from contracts with customers	$294	$—	$—	$—	$—	$105	$—	$199

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,977	$2,378	$4,027	$1,890	$2,137	$572	$844	$199

Other revenue sources(a)	$17	$15	$28	$(4)	$27	$5	$7	$9
Total revenues	$7,994	$2,393	$4,055	$1,886	$2,164	$577	$851	$208

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,250	$887	$1,719	$670	$1,049	$249	$396	$—
General	2,077	686	947	419	528	150	291	—
Industrial	986	366	298	216	82	62	260	—
Wholesale	874	140	588	403	185	32	115	—
Other revenues	248	105	317	259	58	15	19	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,435	$2,184	$3,869	$1,967	$1,902	$508	$1,081	$—

Gas Utilities and Infrastructure
Residential	$167	$—	$—	$—	$—	$88	$—	$79
Commercial	108	—	—	—	—	26	—	82
Industrial	34	—	—	—	—	4	—	30
Power Generation	—	—	—	—	—	—	—	24
Other revenues	103	—	—	—	—	4	—	83
Total Gas Utilities and Infrastructure revenue from contracts with customers	$412	$—	$—	$—	$—	$122	$—	$298

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,853	$2,184	$3,869	$1,967	$1,902	$630	$1,081	$298

Other revenue sources(a)	$(11)	$(9)	$12	$2	$5	$(2)	$14	$8
Total revenues	$7,842	$2,175	$3,881	$1,969	$1,907	$628	$1,095	$306
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$9,193	$2,527	$5,019	$1,902	$3,117	$710	$937	$—
General	5,936	1,974	2,844	1,194	1,650	411	706	—
Industrial	2,630	1,011	844	560	284	155	618	—
Wholesale	1,695	402	1,064	942	122	33	195	—
Other revenues	618	202	440	238	202	73	103	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$20,072	$6,116	$10,211	$4,836	$5,375	$1,382	$2,559	$—

Gas Utilities and Infrastructure
Residential	$838	$—	$—	$—	$—	$317	$—	$522
Commercial	421	—	—	—	—	113	—	309
Industrial	103	—	—	—	—	19	—	84
Power Generation	—	—	—	—	—	—	—	69
Other revenues	93	—	—	—	—	15	—	32
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,455	$—	$—	$—	$—	$464	$—	$1,016

Other
Revenue from contracts with customers	$24	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$21,551	$6,116	$10,211	$4,836	$5,375	$1,846	$2,559	$1,016

Other revenue sources(a)	$297	$39	$104	$8	$81	$29	$47	$103
Total revenues	$21,848	$6,155	$10,315	$4,844	$5,456	$1,875	$2,606	$1,119
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$8,642	$2,454	$4,487	$1,824	$2,663	$656	$1,046	$—
General	5,498	1,796	2,562	1,114	1,448	377	760	—
Industrial	2,582	938	842	594	248	130	672	—
Wholesale	2,129	356	1,388	1,033	355	90	296	—
Other revenues	652	308	775	608	167	56	6	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$19,503	$5,852	$10,054	$5,173	$4,881	$1,309	$2,780	$—

Gas Utilities and Infrastructure
Residential	$936	$—	$—	$—	$—	$331	$—	$605
Commercial	504	—	—	—	—	128	—	376
Industrial	125	—	—	—	—	17	—	108
Power Generation	—	—	—	—	—	—	—	71
Other revenues	284	—	—	—	—	16	—	220
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,849	$—	$—	$—	$—	$492	$—	$1,380

Other
Revenue from contracts with customers	$21	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$21,373	$5,852	$10,054	$5,173	$4,881	$1,801	$2,780	$1,380

Other revenue sources(a)	$44	$(8)	$33	$9	$9	$10	$55	$41
Total revenues	$21,417	$5,844	$10,087	$5,182	$4,890	$1,811	$2,835	$1,421
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended September 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at June 30, 2022	$135	$52	$52	$31	$21	$4	$3	$15
Write-Offs	(49)	(19)	(26)	(11)	(15)	—	—	(4)
Credit Loss Expense	37	10	20	5	15	2	1	3
Other Adjustments	51	19	21	16	5	—	—	—
Balance at September 30, 2022	$174	$62	$67	$41	$26	$6	$4	$14

Balance at June 30, 2023	$199	$57	$73	$43	$30	$8	$4	$13
Write-Offs	(36)	(14)	(20)	(11)	(8)	—	—	(5)
Credit Loss Expense	23	5	15	2	13	—	1	2
Other Adjustments	17	8	9	10	(1)	—	—	—
Balance at September 30, 2023	$203	$56	$77	$44	$34	$8	$5	$10

	Nine Months Ended September 30, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2021	$121	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(103)	(44)	(45)	(18)	(28)	—	—	(10)
Credit Loss Expense	81	23	39	11	28	2	1	9
Other Adjustments	75	41	37	27	10	—	—	—
Balance at September 30, 2022	$174	$62	$67	$41	$26	$6	$4	$14

Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(121)	(54)	(60)	(30)	(28)	—	—	(11)
Credit Loss Expense	62	18	33	7	26	2	1	7
Other Adjustments	46	24	23	23	—	—	—	—
Balance at September 30, 2023	$203	$56	$77	$44	$34	$8	$5	$10
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
The aging of trade receivables is presented in the table below.

	September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$977	$356	$333	$206	$127	$2	$27	$8
Current	2,538	795	1,233	658	573	55	54	83
1-31 days past due	258	71	121	44	77	5	10	5
31-61 days past due	114	31	57	38	19	2	5	5
61-91 days past due	53	19	21	7	14	1	2	3
91+ days past due	234	60	71	24	47	37	24	5
Deferred Payment Arrangements(c)	104	31	50	27	23	3	—	—
Trade and Other Receivables	$4,278	$1,363	$1,886	$1,004	$880	$105	$122	$109

FINANCIAL STATEMENTS	REVENUE

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,457	$486	$355	$232	$123	$20	$28	$160
Current	2,347	577	1,059	637	417	15	52	265
1-31 days past due	261	96	60	15	45	5	17	15
31-61 days past due	123	23	61	49	12	6	2	3
61-91 days past due	74	25	18	9	9	3	11	2
91+ days past due	209	70	74	27	47	26	6	4
Deferred Payment Arrangements(c)	160	57	62	35	27	4	—	1
Trade and Other Receivables	$4,631	$1,334	$1,689	$1,004	$680	$79	$116	$450
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 13 for further information. These receivables for unbilled revenues are $95 million and $156 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of September 30, 2023, and $148 million and $260 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2022.
(c)Due to ongoing financial hardships impacting customers, Duke Energy has permitted customers to defer payment of past-due amounts through installment payment plans.
15. STOCKHOLDERS' EQUITY
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net Income available to Duke Energy common stockholders	$1,213	$1,383	$1,744	$3,094
Less: (Loss) Income from discontinued operations attributable to Duke Energy common stockholders	(190)	23	(1,283)	62
Accumulated preferred stock dividends adjustment	12	12	12	12
Less: Impact of participating securities	2	1	4	2
Income from continuing operations available to Duke Energy common stockholders	$1,413	$1,371	$3,035	$3,042

(Loss) Income from discontinued operations, net of tax	$(152)	$3	$(1,316)	$(30)
Add: (Income) Loss attributable to NCI	(38)	20	33	92
(Loss) Income from discontinued operations attributable to Duke Energy common stockholders	$(190)	$23	$(1,283)	$62

Weighted average common shares outstanding – basic and diluted	771	770	771	770
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.83	$1.78	$3.94	$3.95
(Loss) Earnings Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted(a)	$(0.24)	$0.03	$(1.67)	$0.08
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.025	$1.005	$3.035	$2.975
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$1.078	$1.078
Dividends declared on Series B preferred stock per share(d)	$24.375	$24.375	$48.750	$48.750
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
The following table includes information related to the Duke Energy Registrants' contributions to its qualified defined benefit pension plans.

	Nine Months Ended September 30, 2023 and 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions made:
2023	$100	$26	$22	$13	$9	$5	$8	$3
2022	$58	$15	$13	$8	$5	$3	$5	$2

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$28	$9	$9	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	86	21	26	12	14	4	6	2
Expected return on plan assets	(147)	(40)	(50)	(24)	(26)	(6)	(10)	(5)
Amortization of actuarial loss	2	—	1	—	1	—	1	—
Amortization of prior service credit	(3)	—	—	—	—	—	—	(1)
Amortization of settlement charges	5	3	1	1	—	—	—	1
Net periodic pension costs	$(29)	$(7)	$(13)	$(6)	$(8)	$(1)	$(2)	$(2)

	Three Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$39	$12	$11	$6	$4	$1	$3	$1
Interest cost on projected benefit obligation	58	14	19	9	10	3	4	2
Expected return on plan assets	(140)	(38)	(46)	(22)	(24)	(6)	(9)	(6)
Amortization of actuarial loss	24	5	6	3	3	2	3	2
Amortization of prior service credit	(5)	(1)	—	—	—	—	—	(2)
Amortization of settlement charges	14	3	5	4	1	2	1	2
Net periodic pension costs	$(10)	$(5)	$(5)	$—	$(6)	$2	$2	$(1)

	Nine Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$87	$28	$25	$15	$10	$2	$4	$3
Interest cost on projected benefit obligation	258	63	80	37	43	13	20	7
Expected return on plan assets	(441)	(120)	(149)	(70)	(78)	(18)	(30)	(15)
Amortization of actuarial loss	7	1	3	1	2	—	2	—
Amortization of prior service credit	(10)	—	—	—	—	—	(1)	(5)
Amortization of settlement charges	14	7	3	3	1	—	1	3
Net periodic pension costs	$(85)	$(21)	$(38)	$(14)	$(22)	$(3)	$(4)	$(7)

	Nine Months Ended September 30, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$120	$38	$34	$20	$14	$3	$7	$4
Interest cost on projected benefit obligation	175	41	55	25	30	9	14	6
Expected return on plan assets	(421)	(114)	(139)	(66)	(72)	(17)	(28)	(18)
Amortization of actuarial loss	71	15	19	10	9	4	8	5
Amortization of prior service credit	(14)	(3)	—	—	—	—	(1)	(6)
Amortization of settlement charges	18	6	6	5	1	2	1	2
Net periodic pension costs	$(51)	$(17)	$(25)	$(6)	$(18)	$1	$1	$(7)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2023, and 2022.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2023, and 2022.

FINANCIAL STATEMENTS	INCOME TAXES
17. INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Duke Energy	2.8%	10.1%	9.0%	8.6%
Duke Energy Carolinas	4.9%	5.2%	8.0%	6.3%
Progress Energy	15.7%	15.8%	16.2%	16.2%
Duke Energy Progress	11.8%	12.9%	13.0%	13.4%
Duke Energy Florida	20.8%	18.4%	20.3%	19.4%
Duke Energy Ohio	14.9%	14.2%	15.8%	(14.6)%
Duke Energy Indiana	18.5%	16.8%	17.8%	0.5%
Piedmont	26.3%	21.4%	17.2%	9.1%
The decrease in the ETR for Duke Energy for the three months ended September 30, 2023, was primarily due to benefits associated with ongoing tax efficiency efforts, partially offset by a decrease in the amortization of excess deferred taxes. During the third quarter of 2023, the Company evaluated the deductibility of certain items spanning periods currently open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment of approximately $120 million.
The increase in the ETR for Duke Energy Carolinas for the nine months ended September 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes.
The decrease in the ETR for Duke Energy Progress for the three months ending September 30, 2023, was primarily due to the amortization of excess deferred taxes in relation to lower pretax income.
The increase in the ETR for Duke Energy Florida for the three months ending September 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes, partially offset by an increase in production tax credits.
The increase in the ETR for Duke Energy Ohio for the nine months ended September 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year.
The increase in the ETR for Duke Energy Indiana for the three months ended September 30, 2023, was primarily due to the amortization of excess deferred taxes in relation to higher pretax income.
The increase in the ETR for Duke Energy Indiana for the nine months ended September 30, 2023, was primarily due to the coal ash impairment based on the Indiana Supreme Court Opinion and the associated amortization of excess deferred taxes recorded in the prior year.
The increase in the ETR for Piedmont for the three months ended September 30, 2023, was primarily due to the amortization of excess deferred taxes in relation to lower pretax losses.
The increase in the ETR for Piedmont for the nine months ended September 30, 2023, was primarily due to a decrease in the amortization of excess deferred taxes.
18. SUBSEQUENT EVENTS
For information on subsequent events related to dispositions, regulatory matters, commitments and contingencies, and debt and credit facilities, see Notes 2, 4, 5 and 6, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2023, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.
Executive Overview
Advancing Our Clean Energy Transformation
During the nine months ended September 30, 2023, we continued to execute on our clean energy transformation, delivering strong, sustainable value for shareholders, customers, communities and employees.
•In November 2022, the Duke Energy Board of Directors approved pursuing the sale of the Commercial Renewables business, excluding the offshore wind contract for Carolina Long Bay. We entered into purchase and sale agreements with affiliates of Brookfield for the sale of the utility-scale solar and wind group in June 2023 and with affiliates of ArcLight for the distributed generation group in July 2023. Both transactions closed in October 2023. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for additional information.
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
•While transitioning to cleaner energy resources, affordability continues to be a focus for Duke Energy. Our cost reduction initiatives are grounded in our culture of safety and serving our customers with excellence, while maintaining our assets for the future. We’re leveraging digital innovation, data analytics, and process improvements to increase efficiency, making targeted capital investments to reduce maintenance costs, and reshaping our operations to streamline work and lower costs. Coming into 2023, we implemented a $300 million cost mitigation initiative to address cost pressures, primarily related to rising interest rates. These cost reductions are primarily focused on corporate and support areas, and remain on track.

MD&A	DUKE ENERGY
Regulatory Activity. During the nine months ended September 30, 2023, we continued to monitor developments while moving our regulatory strategy forward. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•HB 951 provides the framework for many of the benefits of modernized regulatory constructs in North Carolina under the direction of the NCUC including PBR and MYRP. Duke Energy Progress filed its first rate case utilizing these benefits, including both PBR and MYRP, in North Carolina in October 2022, and reached partial settlements on key matters in April and May 2023. In August 2023, the NCUC issued a constructive order approving these partial settlements and Duke Energy Progress' PBR Application with certain modifications, marking the first implementation of an MYRP under the performance-based regulations authorized by HB 951 in North Carolina. Duke Energy Progress implemented revised Year 1 rates and residential decoupling on October 1, 2023.
•In January 2023, Duke Energy Carolinas filed a rate case in North Carolina that also incorporated elements of PBR and MYRP as allowed under HB 951. In August 2023, we reached partial settlements on key matters with the Public Staff, subject to the approval of the NCUC. We expect an order from the NCUC on the Duke Energy Carolinas rate case in the fourth quarter of this year.
•In the Midwest, we received a constructive order on our Duke Energy Kentucky electric rate case in October 2023. In August 2023, the PUCO approved recovery and true up of certain historical energy efficiency program costs in Ohio, with new rates effective September 1, 2023.
•In August 2023, we filed new resource plans in North Carolina and South Carolina. Between economic development success, population growth and increased adoption of electric vehicles, energy use by Duke Energy customers in the Carolinas is projected to grow by around 35,000 GWh over the next 15 years – more than the annual electric generation of Delaware, Maine and New Hampshire combined. These plans advance our energy transition while prioritizing reliability and affordability.
•In February 2023, the PSCSC approved a constructive comprehensive settlement with all parties in the Duke Energy Progress South Carolina rate case and Duke Energy Progress implemented new customer rates effective April 1, 2023. We also made progress on our South Carolina storm securitization filings, completing our petition for a financing order with the PSCSC in May 2023. The PSCSC approved a comprehensive settlement in September 2023 and issued its financing order in October 2023.
•In February 2023, the Indiana Court of Appeals issued an opinion finding certain coal ash related expenditures should be disallowed under a statute specific to federally mandated projects and also denied a petition for rehearing on the matter.
•As it relates to our natural gas businesses, in Duke Energy Ohio, we filed a stipulation on key matters in our base rate case with all parties except the OCC in April 2023. We received an order approving the stipulation in November 2023. In September 2023, the TPUC approved a settlement related to our Annual Review Mechanism in Tennessee, with adjusted rates effective October 1, 2023.
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
Commercial Renewables
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables Disposal Groups. The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. Duke Energy entered into purchase and sale agreements with affiliates of Brookfield in June 2023 for the sale of the utility-scale solar and wind group and with affiliates of ArcLight in July 2023 for the distributed generation group. Both transactions closed in October 2023 and proceeds from the sales are expected to be used for debt avoidance. Duke Energy expects to complete the disposition of the remaining assets by early 2024. For more information, see Note 2 to the Condensed Consolidated Financial Statements, "Dispositions."

MD&A	MATTERS IMPACTING FUTURE RESULTS
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the ERCOT market. Originally, Duke Energy (Parent) was named in multiple lawsuits arising out of this winter storm, but the plaintiffs have begun to dismiss Duke Energy (parent) from these lawsuits and have represented to the court that they will dismiss Duke Energy (Parent) from all such cases. The legal actions related to project companies in this matter transferred to affiliates of Brookfield in conjunction with the transaction closing in October 2023. For more information, see Note 5 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies."
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
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2023, as described in Note 8 to the Condensed Consolidated Financial Statements, "Goodwill." As of August 31, 2023, all of Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. While no goodwill impairment charges were recorded in the third quarter of 2023, continued rising interest rates, and the related impact on the weighted average cost of capital, without timely or adequate updates to the regulated allowed return on equity or deteriorating economic conditions impacting GU&I's future cash flows or equity valuations of peer companies could impact the estimated fair value of GU&I, and goodwill impairment charges could be recorded in the future. The carrying value of goodwill within GU&I for Duke Energy Ohio was approximately $324 million as of September 30, 2023.
Other
Duke Energy is monitoring general market conditions, including the potential for continued rising interest rates, and evaluating the impact to its results of operations, financial position and cash flows in the future.
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•For 2022, Regulatory Matters represents the net impact of charges related to the 2022 Indiana Supreme Court ruling on coal ash, and for 2023, it primarily represents impairment charges related to Duke Energy Carolinas' North Carolina rate case settlement and Duke Energy Progress' North Carolina rate case order.
Discontinued operations primarily includes the impairments on the sale of the Commercial Renewables business in the current year and results from Duke Energy's Commercial Renewables Disposal Groups.
Three Months Ended September 30, 2023, as compared to September 30, 2022
GAAP reported EPS was $1.59 for the third quarter of 2023 compared to $1.81 in the third quarter of 2022. In addition to the drivers below, GAAP reported EPS decreased primarily due to impairments on the sale of the Commercial Renewables business.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s third quarter 2023 adjusted EPS was $1.94 compared to $1.78 for the third quarter of 2022. The increase in adjusted EPS was primarily due to ongoing tax efficiency efforts, growth from riders and other margin, rate case impacts and favorable weather, partially offset by higher interest expense and lower volumes.

MD&A	DUKE ENERGY
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2023		2022
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,213	$1.59	$1,383	$1.81
Adjustments:
Regulatory Matters(a)	84	0.11	—	—
Discontinued Operations(b)	190	0.24	(22)	(0.03)
Adjusted Earnings/Adjusted EPS	$1,487	$1.94	$1,361	$1.78
(a)Net of $27 million tax benefit. $95 within Impairment of assets and other charges and $16 million within Operations, maintenance and other.
(b)Recorded in (Loss) Income from Discontinued Operations, net of tax, and Net (Income) Loss Attributable to Noncontrolling Interests.
Nine Months Ended September 30, 2023, as compared to September 30, 2022
GAAP Reported EPS was $2.27 for the nine months ended September 30, 2023, compared to $4.03 for the nine months ended September 30, 2022. In addition to the drivers below, GAAP reported EPS decreased primarily due to impairments on the sale of the Commercial Renewables business.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $4.05 for the nine months ended September 30, 2023, compared to $4.16 for the nine months ended September 30, 2022. The decrease in adjusted EPS was primarily due to higher interest expense, unfavorable weather and lower volumes, partially offset by growth from riders and other margin, rate case impacts, lower operations and maintenance expense and ongoing tax efficiency efforts.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2023		2022
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,744	$2.27	$3,094	$4.03
Adjustments:
Regulatory Matters(a)	84	0.11	157	0.21
Discontinued Operations(b)	1,283	1.67	(60)	(0.08)
Adjusted Earnings/Adjusted EPS	$3,111	$4.05	$3,191	$4.16
(a)In 2023, net of $27 million tax benefit. $95 within Impairment of assets and other charges and $16 million within Operations, maintenance and other. In 2022, net of $80 million tax benefit. $211 million recorded within Impairment of assets and other charges, $46 million within Regulated electric (Operating revenues) and $20 million within Noncontrolling Interests.
(b)Recorded in (Loss) Income from Discontinued Operations, net of tax, and Net (Income) Loss Attributable to Noncontrolling Interests.
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Operating Revenues	$7,715	$7,439	$276	$20,363	$19,576	$787
Operating Expenses
Fuel used in electric generation and purchased power	2,591	2,653	(62)	7,045	6,481	564
Operation, maintenance and other	1,398	1,257	141	4,008	4,011	(3)
Depreciation and amortization	1,209	1,170	39	3,493	3,411	82
Property and other taxes	392	336	56	1,077	1,004	73
Impairment of assets and other charges	88	8	80	100	214	(114)
Total operating expenses	5,678	5,424	254	15,723	15,121	602
Gains on Sales of Other Assets and Other, net	2	7	(5)	30	12	18
Operating Income	2,039	2,022	17	4,670	4,467	203
Other Income and Expenses, net	131	114	17	388	381	7
Interest Expense	468	377	91	1,364	1,144	220
Income Before Income Taxes	1,702	1,759	(57)	3,694	3,704	(10)
Income Tax Expense	224	207	17	531	448	83
Less: Income Attributable to Noncontrolling Interest	31	12	19	75	19	56
Segment Income	$1,447	$1,540	$(93)	$3,088	$3,237	$(149)

Duke Energy Carolinas GWh sales	24,810	24,554	256	66,367	69,125	(2,758)
Duke Energy Progress GWh sales	19,704	19,608	96	50,503	54,492	(3,989)
Duke Energy Florida GWh sales	13,665	13,555	110	34,055	35,797	(1,742)
Duke Energy Ohio GWh sales	6,356	7,074	(718)	17,694	18,635	(941)
Duke Energy Indiana GWh sales	8,526	8,934	(408)	22,803	24,528	(1,725)
Total Electric Utilities and Infrastructure GWh sales	73,061	73,725	(664)	191,422	202,577	(11,155)
Net proportional MW capacity in operation				49,906	49,520	386
Three Months Ended September 30, 2023, as compared to September 30, 2022
EU&I’s lower segment income is due to higher interest expense and higher depreciation related to higher plant in service. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $155 million increase in fuel revenues primarily due to higher fuel cost recovery in the current year;
•a $146 million increase in storm revenues at Duke Energy Florida due to hurricanes Ian and Nicole collections;
•a $76 million increase in price due to 2022 Duke Energy Ohio Electric retail rate case and Ohio tax reform deferrals in prior year, higher pricing at Duke Energy Progress from the South Carolina retail rate case and interim rates from the North Carolina retail rate case, and base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida;
•a $60 million increase in retail sales due to favorable weather compared to prior year; and
•a $42 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers compared to the prior year at Duke Energy Carolinas and increased Storm Protection Plan rider revenue at Duke Energy Florida.
Partially offset by:
•a $141 million decrease in wholesale revenues primarily due to lower capacity volumes at Duke Energy Progress and lower demand at Duke Energy Florida; and
•a $72 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $141 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida;
•an $80 million increase in impairment of assets and other charges primarily due to rate case impacts at Duke Energy Carolinas and Duke Energy Progress in the current year;

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
•a $56 million increase in property and other taxes primarily due to franchise taxes and higher property tax valuation adjustments at Duke Energy Florida; and
•a $39 million increase in depreciation and amortization primarily due to higher plant in service.
Partially offset by:
•a $62 million decrease in fuel used in electric generation and purchased power due to lower fuel prices and lower volumes, partially offset by higher amortizations of deferred fuel.
Other Income and Expenses, net. The increase is primarily due to the sale of OPEB liabilities to a third party insurance company.
Interest Expense. The variance was primarily driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes, partially offset by a decrease in pretax income. The ETRs for the three months ended September 30, 2023, and 2022, were 13.2% and 11.8%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Income Attributable to Noncontrolling Interest. The increase is due to the second and final tranche of the GIC minority interest sale.
Nine Months Ended September 30, 2023, as compared to September 30, 2022
EU&I’s lower segment income is due to unfavorable weather, lower weather-normal retail sales volumes and higher interest expense, partially offset by the prior year Indiana Supreme Court ruling on recovery of certain coal ash costs. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $1,052 million increase in fuel revenues primarily due to higher fuel cost recovery in the current year;
•a $260 million increase in storm revenues at Duke Energy Florida due to hurricanes Ian and Nicole collections;
•a $154 million increase in price due to 2022 Duke Energy Ohio Electric retail rate case, higher pricing at Duke Energy Progress from the South Carolina retail rate case and interim rates from the North Carolina retail rate case and base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida;
•an $84 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers compared to the prior year at Duke Energy Carolinas and increased Storm Protection Plan rider revenue at Duke Energy Florida; and
•a $71 million increase due to the provision for rate refund recognized in the prior year related to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Partially offset by:
•a $320 million decrease in wholesale revenues primarily due to lower capacity revenues at Duke Energy Progress and lower demand at Duke Energy Florida;
•a $294 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $214 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $564 million increase in fuel used in electric generation and purchased power due to changes in the generation mix at Duke Energy Carolinas and higher amortization of deferred fuel;
•an $82 million increase in depreciation and amortization primarily due to higher plant in service, partially offset by the amortization of the Department of Energy settlement regulatory liability at Duke Energy Florida; and
•a $73 million increase in property and other taxes primarily due to higher property tax valuations at Duke Energy Florida and Duke Energy Carolinas, partially offset by favorable property tax true ups at Duke Energy Indiana.
Partially offset by:
•a $114 million decrease in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs in the prior year, partially offset by rate case impacts at Duke Energy Carolinas and Duke Energy Progress in the current year.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of the Mint Street parking deck.
Interest Expense. The variance was primarily driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes. The ETRs for the nine months ended September 30, 2023, and 2022, were 14.4% and 12.1%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes.
Income Attributable to Noncontrolling Interest. The increase is due to the second and final tranche of the GIC minority interest sale.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Operating Revenues	$313	$427	$(114)	$1,583	$1,912	$(329)
Operating Expenses
Cost of natural gas	57	189	(132)	434	859	(425)
Operation, maintenance and other	103	115	(12)	332	410	(78)
Depreciation and amortization	88	80	8	257	241	16
Property and other taxes	32	29	3	93	103	(10)
Impairment of assets and other charges	—	(12)	12	(4)	(12)	8
Total operating expenses	280	401	(121)	1,112	1,601	(489)
(Losses) Gains on Sales of Other Assets and Other, net	—	—	—	(1)	4	(5)
Operating Income	33	26	7	470	315	155
Other Income and Expenses, net	39	25	14	86	61	25
Interest Expense	56	45	11	158	127	31
Income Before Income Taxes	16	6	10	398	249	149
Income Tax Expense (Benefit)	1	2	(1)	71	(28)	99
Segment Income	$15	$4	$11	$327	$277	$50

Piedmont LDC throughput (dekatherms)	143,224,608	157,145,659	(13,921,051)	426,926,457	463,863,034	(36,936,577)
Duke Energy Midwest LDC throughput (Mcf)	9,899,743	9,559,214	340,529	55,809,898	63,346,715	(7,536,817)
Three Months Ended September 30, 2023, as compared to September 30, 2022
GU&I’s results were impacted primarily by margin growth, partially offset by higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $132 million decrease in cost of natural gas due to lower rates, decreased off-system sales natural gas costs and lower volumes.
Partially offset by:
•an $11 million increase due to Tennessee ARM revenue true up.
Operating Expenses. The variance was driven primarily by:
•a $132 million decrease in cost of natural gas due to lower rates, decreased off-system sales natural gas costs and lower volumes; and
•a $12 million decrease in operations, maintenance and other primarily due to lower spend on internal and contract labor costs.
Partially offset by:
•a $12 million increase in impairment in assets and other charges due to the reversal in the prior year of the impairment related to the propane caverns in Ohio; and
•an $8 million increase in depreciation and amortization due to additional plant in service and lower CEP deferrals.
Other Income and Expenses, Net. The increase was primarily due to the revision in the Atlantic Coast Pipeline (ACP) ARO closure cost.
Interest Expense. The increase was primarily due to higher interest rates and outstanding debt balances.
Income Tax Expense (Benefit). The decrease in tax expense was primarily due to an increase in the amortization of excess deferred taxes, partially offset by an increase in pretax income. The ETRs for the three months ended September 30, 2023, and 2022, were 6.3% and 33.3%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of excess deferred taxes.
Nine Months Ended September 30, 2023, as compared to September 30, 2022
GU&I’s results were impacted primarily by margin growth partially offset by higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $425 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Partially offset by:
•an $18 million increase due to rider revenues related to Ohio CEP;
•an $18 million increase due to secondary marketing sales;
•a $15 million increase due to the MGP Settlement in prior year; and
•a $13 million increase due to North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $425 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs;
•a $78 million decrease in operations, maintenance and other due to Ohio MGP Settlement in prior year and lower spend on internal and contract labor costs; and
•a $10 million decrease in property and other taxes due to Ohio and Kentucky property tax true ups.
Partially offset by:
•a $16 million increase in depreciation and amortization due to additional plant in service and lower CEP deferrals.
Other Income and Expenses, net. The increase was primarily due to revision in ACP ARO closure cost and higher AFUDC equity income.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes related to the Ohio MGP Settlement recorded in the prior year and an increase in pretax income. The ETRs for the nine months ended September 30, 2023, and 2022, were 17.8% and (11.2)%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of excess deferred taxes related to the Ohio MGP Settlement recorded in the prior year.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Operating Revenues	$33	$30	$3	$98	$91	$7
Operating Expenses	4	27	(23)	53	69	(16)
Gains on Sales of Other Assets and Other, net	5	—	5	16	1	15
Operating Income	34	3	31	61	23	38
Other Income and Expenses, net	47	6	41	168	(5)	173
Interest Expense	283	205	78	810	529	281
Loss Before Income Taxes	(202)	(196)	(6)	(581)	(511)	(70)
Income Tax Benefit	(182)	(51)	(131)	(285)	(123)	(162)
Add: Income Attributable to Noncontrolling Interests	—	1	(1)	—	—	—
Less: Preferred Dividends	39	39	—	92	92	—
Net Loss	$(59)	$(183)	$124	$(388)	$(480)	$92
Three Months Ended September 30, 2023, as compared to September 30, 2022
The lower net loss was driven by an increase in the tax benefit due to a favorable adjustment related to certain allowable tax deductions, lower franchise tax expense and higher returns on investments, partially offset by higher interest expense.
Operating Expenses. The decrease was primarily driven by franchise tax refunds of $38 million in the current year, partially offset by an increase in franchise tax accruals of $6 million.
Other Income and Expenses, net. The variance was primarily due to higher yields on captive insurance investments and higher return on investments that fund certain employee benefit obligations.
Interest Expense. The variance was primarily due to higher interest rates on long-term debt and commercial paper, and higher outstanding long-term debt balances.
Income Tax Benefit. The increase in the tax benefit was primarily due to benefits associated with ongoing tax efficiency efforts. The ETRs for the three months ended September 30, 2023, and 2022, were 90.1% and 26.0%, respectively. The decrease in the ETR was primarily due to benefits associated with ongoing tax efficiency efforts. During the third quarter of 2023, the Company evaluated the deductibility of certain items spanning periods currently open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment of approximately $120 million.
Nine Months Ended September 30, 2023, as compared to September 30, 2022
The lower net loss was driven by an increase in the tax benefit and higher return on investments, partially offset by higher interest expense.

MD&A	SEGMENT RESULTS - OTHER
Operating Expenses. The decrease was primarily driven by franchise tax refunds of $63 million in the current year, partially offset by an increase in franchise tax accruals of $19 million and $26 million of increased expense on certain employee benefit obligations in the current year.
Other Income and Expenses, net. The variance was primarily due to higher return on investments that fund certain employee benefit obligations and higher yields on captive insurance investments.
Interest Expense. The variance was primarily due to higher interest rates on long-term debt and commercial paper, and higher outstanding long-term debt balances.
Income Tax Benefit. The increase in the tax benefit was primarily due to benefits associated with ongoing tax efficiency efforts and an increase in pretax losses. The ETRs for the nine months ended September 30, 2023, and 2022, were 49.1% and 24.1%, respectively. The increase in the ETR was primarily due to benefits associated with ongoing tax efficiency efforts. During the third quarter of 2023, the Company evaluated the deductibility of certain items spanning periods currently open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment of approximately $120 million.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
(Loss) Income From Discontinued Operations, net of tax	$(152)	$3	$(155)	$(1,316)	$(30)	$(1,286)
Three Months Ended September 30, 2023, as compared to September 30, 2022
The variance was primarily driven by the impairments on the sale of the Commercial Renewables business recorded in 2023.
Nine Months Ended September 30, 2023, as compared to September 30, 2022
The variance was primarily driven by the impairments on the sale of the Commercial Renewables business recorded in 2023.
DUKE ENERGY CAROLINAS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Operating Revenues	$6,155	$5,844	$311
Operating Expenses
Fuel used in electric generation and purchased power	1,823	1,423	400
Operation, maintenance and other	1,285	1,410	(125)
Depreciation and amortization	1,186	1,138	48
Property and other taxes	276	258	18
Impairment of assets and other charges	70	(3)	73
Total operating expenses	4,640	4,226	414
Gains on Sales of Other Assets and Other, net	26	4	22
Operating Income	1,541	1,622	(81)
Other Income and Expenses, net	181	172	9
Interest Expense	504	415	89
Income Before Income Taxes	1,218	1,379	(161)
Income Tax Expense	97	87	10
Net Income	$1,121	$1,292	$(171)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(4.5)%
General service sales	(0.7)%
Industrial sales	(5.1)%
Wholesale power sales	6.3%
Joint dispatch sales	28.7%
Total sales	(4.0)%
Average number of customers	1.7%

MD&A	DUKE ENERGY CAROLINAS
Nine Months Ended September 30, 2023, as compared to September 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $429 million increase in fuel revenues due to higher fuel cost recovery; and
•a $73 million increase in rider revenues primarily due to the decrease in the return of EDIT to customers compared to the prior year and increases in energy efficiency primarily due to program performance.
Partially offset by:
•a $153 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $71 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $400 million increase in fuel used in electric generation and purchased power primarily due to changes in the generation mix and higher amortization of deferred fuel, partially offset by lower Joint Dispatch Agreement (JDA) purchased volumes and prices;
•a $73 million increase in impairment of assets and other primarily due to rate case impacts and a prior year adjustment of the South Carolina Supreme Court decision on coal ash; and
•a $48 million increase in depreciation and amortization primarily due to a higher depreciable base, partially offset by a decrease in depreciation and amortization primarily due to the prior year South Carolina Supreme Court decision on coal ash and an increase in Grid Improvement Plan deferrals.
Partially offset by:
•a $125 million decrease in operation, maintenance and other expense primarily due to a decrease in spend on outside services and lower storm restoration costs.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of the Mint Street parking deck.
Interest Expense. The variance was driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes, partially offset by a decrease in pretax income.
PROGRESS ENERGY
Results of Operations

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Operating Revenues	$10,315	$10,087	$228
Operating Expenses
Fuel used in electric generation and purchased power	3,902	3,927	(25)
Operation, maintenance and other	1,963	1,829	134
Depreciation and amortization	1,609	1,607	2
Property and other taxes	546	472	74
Impairment of assets and other charges	29	4	25
Total operating expenses	8,049	7,839	210
Gains on Sales of Other Assets and Other, net	20	6	14
Operating Income	2,286	2,254	32
Other Income and Expenses, net	146	150	(4)
Interest Expense	706	616	90
Income Before Income Taxes	1,726	1,788	(62)
Income Tax Expense	280	289	(9)
Net Income	$1,446	$1,499	$(53)
Less: Net Income Attributable to Noncontrolling Interests	—	1	(1)
Net Income Attributable to Parent	$1,446	$1,498	$(52)

MD&A	PROGRESS ENERGY
Nine Months Ended September 30, 2023, as compared to September 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $260 million increase in storm revenues at Duke Energy Florida due to hurricanes Ian and Nicole collections;
•a $242 million increase in fuel cost recovery at Duke Energy Florida driven by higher fuel rates in the current year, partially offset by a decrease at Duke Energy Progress driven by lower JDA sales volumes at lower prices;
•a $74 million increase due to higher pricing related to rate cases at Duke Energy Progress from interim rates from the North Carolina retail rate case and the South Carolina retail rate case, and base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida;
•a $35 million increase in rider revenues at Duke Energy Florida primarily due to increased Storm Protection Plan rider revenue; and
•a $20 million increase in franchise taxes revenue primarily due to increased revenues over prior year.
Partially offset by:
•a $265 million decrease in wholesale revenues, net of fuel, due to lower capacity rate and volumes at Duke Energy Progress and lower demand at Duke Energy Florida;
•an $85 million decrease in weather-normal retail sales volumes; and
•a $66 million decrease in retail sales due to unfavorable weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $134 million increase in operation, maintenance and other primarily due to storm amortization at Duke Energy Florida, partially offset by a decrease at Duke Energy Progress due to lower storm costs;
•a $74 million increase in property and other taxes primarily due to franchise taxes driven by higher revenues and property taxes due to higher property tax valuation adjustments at Duke Energy Florida; and
•a $25 million increase in impairment of asset and other charges primarily due to rate case impacts at Duke Energy Progress.
Partially offset by:
•a $25 million decrease in fuel used in electric generation and purchased power primarily due to lower volumes and price at Duke Energy Progress, partially offset by higher amortization of deferred fuel balances at Duke Energy Florida.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to sales of cell tower leases.
Interest Expense. The variance was driven primarily by higher outstanding debt balances and interest rates at Duke Energy Florida and Duke Energy Progress.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income.
DUKE ENERGY PROGRESS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Operating Revenues	$4,844	$5,182	$(338)
Operating Expenses
Fuel used in electric generation and purchased power	1,685	1,916	(231)
Operation, maintenance and other	1,051	1,101	(50)
Depreciation and amortization	935	890	45
Property and other taxes	143	136	7
Impairment of assets and other charges	31	4	27
Total operating expenses	3,845	4,047	(202)
Gains on Sales of Other Assets and Other, net	2	2	—
Operating Income	1,001	1,137	(136)
Other Income and Expenses, net	92	83	9
Interest Expense	315	260	55
Income Before Income Taxes	778	960	(182)
Income Tax Expense	101	129	(28)
Net Income	$677	$831	$(154)

MD&A	DUKE ENERGY PROGRESS
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2023
Residential sales	(5.2)%
General service sales	(2.7)%
Industrial sales	(13.6)%
Wholesale power sales	(4.5)%
Joint dispatch sales	(14.0)%
Total sales	(7.3)%
Average number of customers	1.7%
Nine Months Ended September 30, 2023, as compared to September 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $182 million decrease in fuel revenues due to lower JDA sales volumes at lower prices in the current year, partially offset by higher fuel cost recovery;
•a $110 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $69 million decrease in weather-normal retail sales volumes; and
•a $33 million decrease in wholesale revenues, net of fuel, due to lower capacity rates and volumes.
Partially offset by:
•a $60 million increase due to higher pricing from interim rates from the North Carolina retail rate case and the South Carolina retail rate case.
Operating Expenses. The variance was driven primarily by:
•a $231 million decrease in fuel used in electric generation and purchased power primarily due to lower volumes and prices, partially offset by the recovery of fuel expenses; and
•a $50 million decrease in operation, maintenance and other expense primarily due to lower storm costs.
Partially offset by:
•a $45 million increase in depreciation and amortization due to higher depreciable base; and
•a $27 million increase in impairment of assets and other charges primarily due to rate case impacts.
Interest Expense. The variance was driven primarily by higher interest rates and outstanding debt balances.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income, partially offset by a decrease in the amortization of excess deferred taxes.

MD&A	DUKE ENERGY FLORIDA
DUKE ENERGY FLORIDA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Operating Revenues	$5,456	$4,890	$566
Operating Expenses
Fuel used in electric generation and purchased power	2,218	2,011	207
Operation, maintenance and other	898	716	182
Depreciation and amortization	674	717	(43)
Property and other taxes	403	335	68
Impairment of assets and other charges	(1)	—	(1)
Total operating expenses	4,192	3,779	413
Gains on Sales of Other Assets and Other, net	1	5	(4)
Operating Income	1,265	1,116	149
Other Income and Expenses, net	56	74	(18)
Interest Expense	305	258	47
Income Before Income Taxes	1,016	932	84
Income Tax Expense	206	181	25
Net Income	$810	$751	$59
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

Increase (Decrease) over prior period	2023
Residential sales	1.5%
General service sales	1.1%
Industrial sales	(5.6)%
Wholesale and other	(46.7)%
Total sales	(4.9)%
Average number of customers	1.7%
Nine Months Ended September 30, 2023, as compared to September 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $424 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers;
•a $260 million increase in storm revenues due to hurricanes Ian and Nicole collections;
•a $44 million increase in retail sales due to favorable weather in the current year;
•a $35 million increase in rider revenues primarily due to increased rate of Storm Protection Plan rider; and
•a $20 million increase in franchise taxes revenue primarily due to increased revenues over prior year.
Partially offset by:
•a $232 million decrease in wholesale power revenues, net of fuel, primarily due to decreased demand.
Operating Expenses. The variance was driven primarily by:
•a $207 million increase in fuel used in electric generation and purchased power primarily due to higher amortization of deferred fuel and capacity expense;
•a $182 million increase in operation, maintenance and other primarily due to storm amortization; and
•a $68 million increase in property and other taxes primarily due to franchise taxes driven by higher revenues and property taxes due to higher property tax valuation adjustments.
Partially offset by:
•a $43 million decrease in depreciation and amortization primarily due to the amortization of Department of Energy settlement regulatory liability, partially offset by higher depreciable base.
Other Income and Expenses, net. The decrease is primarily due to the wholesale portion of the Department of Energy settlement for nuclear fuel storage in prior year.

MD&A	DUKE ENERGY FLORIDA
Interest Expense. The increase was primarily due to higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred taxes, partially offset by an increase in production tax credits.
DUKE ENERGY OHIO
Results of Operations

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Operating Revenues
Regulated electric	$1,411	$1,320	$91
Regulated natural gas	464	491	(27)
Total operating revenues	1,875	1,811	64
Operating Expenses
Fuel used in electric generation and purchased power	485	439	46
Cost of natural gas	118	174	(56)
Operation, maintenance and other	358	408	(50)
Depreciation and amortization	266	247	19
Property and other taxes	258	272	(14)
Impairment of assets and other charges	—	(11)	11
Total operating expenses	1,485	1,529	(44)
Operating Income	390	282	108
Other Income and Expenses, net	33	16	17
Interest Expense	125	92	33
Income Before Income Taxes	298	206	92
Income Tax Expense (Benefit)	47	(30)	77
Net Income	$251	$236	$15
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2023	2023
Residential sales	(5.6)%	(13.4)%
General service sales	1.8%	(24.2)%
Industrial sales	8.7%	2.7%
Wholesale electric power sales	(33.8)%	n/a
Other natural gas sales	n/a	(0.4)%
Total sales	(5.0)%	(11.9)%
Average number of customers	0.9%	0.5%
Nine Months Ended September 30, 2023, as compared to September 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $93 million increase in price due to the 2022 Duke Energy Ohio Electric retail rate case and Ohio tax reform deferrals in prior year;
•a $58 million increase in fuel-related revenues primarily due to higher retail sales volumes and higher fuel cost recovery in the current year; and
•a $15 million increase due to the MGP Settlement in the prior year.
Partially offset by:
•a $54 million decrease in revenues related to lower Ohio Valley Electric Corporation (OVEC) rider collections and OVEC sales into PJM Interconnection, LLC (PJM);
•a $33 million decrease due to unfavorable weather compared to prior year; and
•a $6 million decrease in retail revenue riders primarily due to the decrease in Distribution Capital Investment Rider (DCI), partially offset by increases in the Ohio CEP rider and Energy Efficiency Rider.

MD&A	DUKE ENERGY OHIO
Operating Expenses. The variance was driven primarily by:
•a $50 million decrease in operation, maintenance and other expense primarily due to the MGP Settlement in the prior year;
•a $14 million decrease in property and other taxes primarily due to property tax true ups in Ohio and Kentucky and higher deferrals, partially offset by higher franchise taxes; and
•a $10 million decrease in fuel expense primarily driven by lower retail prices for natural gas and purchased power, partially offset by an increase in purchased power volumes.
Partially offset by:
•a $19 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the 2022 Duke Energy Ohio Electric retail rate case implemented in 2023; and
•an $11 million increase in impairment of assets and other charges primarily due to the reversal in the prior year of the impairment related to the propane caverns in Ohio.
Other Income and Expenses. The increase was primarily due intercompany interest income.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to a decrease in the amortization of excess deferred taxes related to the MGP Settlement recorded in the prior year and an increase in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Operating Revenues	$2,606	$2,835	$(229)
Operating Expenses
Fuel used in electric generation and purchased power	980	1,234	(254)
Operation, maintenance and other	524	551	(27)
Depreciation and amortization	500	478	22
Property and other taxes	42	60	(18)
Impairment of assets and other charges	—	211	(211)
Total operating expenses	2,046	2,534	(488)
Operating Income	560	301	259
Other Income and Expenses, net	58	27	31
Interest Expense	157	138	19
Income Before Income Taxes	461	190	271
Income Tax Expense	82	1	81
Net Income	$379	$189	$190
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(7.3)%
General service sales	(1.3)%
Industrial sales	7.1%
Wholesale power sales	(7.9)%
Total sales	(7.0)%
Average number of customers	1.1%
Nine Months Ended September 30, 2023, as compared to September 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $111 million decrease in retail fuel revenues primarily due to lower fuel cost recovery driven by lower retail sales volumes and fuel prices;
•a $55 million decrease in wholesale revenues, including fuel revenues, driven by lower fuel and purchased power prices;
•a $51 million decrease in weather-normal retail sales volumes primarily due to lower customer demand;

MD&A	DUKE ENERGY INDIANA
•a $46 million decrease in retail sales due to unfavorable weather; and
•a $26 million decrease primarily due to the Utility Receipts Tax repeal.
Partially offset by:
•a $71 million increase primarily due to the net provision for rate refund related to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Operating Expenses. The variance was driven primarily by:
•a $254 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power expense, natural gas and coal costs, partially offset by higher deferred fuel amortization;
•a $211 million decrease in impairment of assets and other charges primarily due to the Indiana Supreme Court ruling on recovery of certain coal ash costs in the prior year;
•a $27 million decrease in operation, maintenance and other primarily due to lower employee-related expenses and storm contingency costs; and
•an $18 million decrease in property and other taxes primarily due to franchise taxes and property tax true ups for prior periods.
Partially offset by:
•a $22 million increase in depreciation and amortization primarily due to higher depreciable base.
Other Income and Expenses, net. The variance is primarily due to coal ash insurance proceeds and intercompany interest income.
Interest Expense. The variance is primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of excess deferred income taxes related to the coal ash impairment recorded in the prior year.
PIEDMONT
Results of Operations

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Operating Revenues	$1,119	$1,421	$(302)
Operating Expenses
Cost of natural gas	316	685	(369)
Operation, maintenance and other	248	270	(22)
Depreciation and amortization	175	166	9
Property and other taxes	46	44	2
Impairment of assets and other charges	(4)	1	(5)
Total operating expenses	781	1,166	(385)
Gains on Sales of Other Assets and Other, net	—	4	(4)
Operating Income	338	259	79
Other Income and Expenses, net	49	41	8
Interest Expense	120	102	18
Income Before Income Taxes	267	198	69
Income Tax Expense	46	18	28
Net Income	$221	$180	$41
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential deliveries	(16.3)%
Commercial deliveries	(10.4)%
Industrial deliveries	(2.9)%
Power generation deliveries	(7.7)%
For resale	(18.1)%
Total throughput deliveries	(8.0)%
Secondary market volumes	(27.0)%
Average number of customers	1.5%

MD&A	PIEDMONT
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Nine Months Ended September 30, 2023, as compared to September 30, 2022
Operating Revenues. The variance was driven primarily by:
•a $369 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:
•an $18 million increase due to secondary marketing sales;
•a $13 million increase due to North Carolina IMR;
•an $11 million increase due to customer growth; and
•an $11 million increase due to Tennessee ARM revenue true up.
Operating Expenses. The variance was driven primarily by:
•a $369 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs; and
•a $22 million decrease in operations, maintenance and other primarily due to lower spend on internal and contract labor costs.
Partially offset by:
•a $9 million increase in depreciation and amortization due to additional plant in service.
Other Income and Expenses, net. The increase was primarily due to higher AFUDC equity income.
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
As of September 30, 2023, Duke Energy had $324 million of cash on hand and $6.1 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility. Additionally, see Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for the timing of proceeds from the sale of certain Commercial Renewables assets to affiliates of Brookfield and ArcLight.
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$7,309	$5,188
Investing activities	(9,751)	(8,630)
Financing activities	2,413	3,551
Net (decrease) increase in cash, cash equivalents and restricted cash	(29)	109
Cash, cash equivalents and restricted cash at beginning of period	603	520
Cash, cash equivalents and restricted cash at end of period	$574	$629
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Variance
Net income	$1,878	$3,113	$(1,235)
Non-cash adjustments to net income	5,887	4,474	1,413
Contributions to qualified pension plans	(100)	(58)	(42)
Payments for asset retirement obligations	(423)	(418)	(5)
Working capital	(792)	(2,043)	1,251
Other assets and Other liabilities	859	120	739
Net cash provided by operating activities	$7,309	$5,188	$2,121
The variance is primarily due to the recovery of deferred fuel costs and the timing of accruals and payments in other working capital accounts.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Variance
Capital, investment and acquisition expenditures	$(9,340)	$(8,185)	$(1,155)
Other investing items	(411)	(445)	34
Net cash used in investing activities	$(9,751)	$(8,630)	$(1,121)
The variance is primarily due to higher overall investments in the EU&I segment.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Variance
Issuances of long-term debt, net	$5,607	$5,663	$(56)
Notes payable, commercial paper and other short-term borrowings	(939)	269	(1,208)
Dividends paid	(2,438)	(2,389)	(49)
Contributions from noncontrolling interests	278	132	146
Other financing items	(95)	(124)	29
Net cash provided by financing activities	$2,413	$3,551	$(1,138)

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance was primarily due to:
•a $1,208 million decrease in net borrowings from notes payable and commercial paper.
Partially offset by:
•a $146 million increase in contributions from noncontrolling interests.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
On August 25, 2023, Alex Glenn, Senior Vice President and Chief Executive Officer, Duke Energy Florida and Midwest, adopted a Rule 10b5-1 trading arrangement for the sale of up to 1,000 shares of the Company’s common stock between January 31, 2024, and March 28, 2024, or such earlier date if such plan is terminated sooner pursuant to the terms specified therein. Mr. Glenn's Rule 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 under the Exchange Act and the Company's policies regarding insider transactions.

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
4.1
Thirtieth Supplemental Indenture, dated as of September 8, 2023, to the Indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes included therein (incorporated by reference to exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2023, File No. 1-32853).
X
4.2
Sixtieth Supplemental Indenture, dated as of September 1, 2023, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee and Calculation Agent (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 29, 2023, File No. 1-3274).
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

Date:	November 2, 2023	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2023	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)