Form 10-K
period 2023-12-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2024-02-23
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Zip Code and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION	20-2777218
(a Delaware corporation)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853

1-4928	DUKE ENERGY CAROLINAS, LLC	56-0205520
(a North Carolina limited liability company)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853

1-15929	PROGRESS ENERGY, INC.	56-2155481
(a North Carolina corporation)
411 Fayetteville Street
Raleigh, North Carolina 27601
800-488-3853

1-3382	DUKE ENERGY PROGRESS, LLC	56-0165465
(a North Carolina limited liability company)
411 Fayetteville Street
Raleigh, North Carolina 27601
800-488-3853

1-3274	DUKE ENERGY FLORIDA, LLC	59-0247770
(a Florida limited liability company)
299 First Avenue North
St. Petersburg, Florida 33701
800-488-3853

1-1232	DUKE ENERGY OHIO, INC.	31-0240030
(an Ohio corporation)
139 East Fourth Street
Cincinnati, Ohio 45202
800-488-3853

1-3543	DUKE ENERGY INDIANA, LLC	35-0594457
(an Indiana limited liability company)
1000 East Main Street
Plainfield, Indiana 46168
800-488-3853

1-6196	PIEDMONT NATURAL GAS COMPANY, INC.	56-0556998
(a North Carolina corporation)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853

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

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2023.		$69,080,869,078
Number of Shares of Common Stock Outstanding at January 31, 2024
Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	770,811,446
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2024 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11 and 13 hereof.
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

TABLE OF CONTENTS
TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2023

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
◦The performance of projects undertaken by our businesses and the success of efforts to invest in and develop new opportunities;
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

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion and Duke Energy

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AOCI	Accumulated Other Comprehensive Income (Loss)

ArcLight	ArcLight Capital Partners, LLC

ARO	Asset Retirement Obligation

ARM	Annual Review Mechanism

ATM	At-the-market

Audit Committee	Audit Committee of the Board of Directors

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Brookfield	Brookfield Renewable Partners L.P.

Brunswick	Brunswick Nuclear Plant

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

CEP	Capital Expenditure Program

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Citrus County CC	Citrus County Combined Cycle Facility

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups
Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COR	Costs of Removal

COVID-19	Coronavirus Disease 2019

CPCN	Certificate of Public Convenience and Necessity

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

DATC	Duke-American Transmission Company, LLC

DECON	A method of decommissioning in which structures, systems, and components that contain radioactive contamination are removed from a site and safely disposed at a commercially operated low-level waste disposal facility, or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

GLOSSARY OF TERMS

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Dominion	Dominion Energy, Inc.

Dth	Dekatherms

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

East Bend	East Bend Generating Station

EDIT	Excess deferred income tax

EE	Energy efficiency

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

Form S-3	Registration statement

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair Value Through Net Income

GAAP	Generally Accepted Accounting Principles in the United States

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation common stockholders

GAAP Reported EPS	Basic EPS Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GIC	GIC Private Limited

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hour

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IDEM	the Indiana Department of Environmental Management

IMPA	Indiana Municipal Power Agency

IMR	Integrity Management Rider

IRA	Inflation Reduction Act

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

GLOSSARY OF TERMS

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

JDA	Joint Dispatch Agreement

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

McGuire	McGuire Nuclear Station

MGP	Manufactured gas plant

MGP Settlement	Stipulation and Recommendation filed jointly by Duke Energy Ohio the staff of the PUCO, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group on August 31, 2021

MISO	Midcontinent Independent System Operator, Inc.

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plans

NCDEQ	North Carolina Department of Environmental Quality

NCEMC	North Carolina Electric Membership Corporation

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NMC	National Methanol Company

NOL	Net operating loss

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NYSE	New York Stock Exchange

OCC	Ohio Consumers' Counsel

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

PGA	Purchased Gas Adjustments

PHMSA	Pipeline and Hazardous Materials Safety Administration

Piedmont	Piedmont Natural Gas Company, Inc.

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PISCC	Post-in-service carrying costs

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

PURPA	Public Utility Regulatory Policies Act of 1978

QF	Qualifying Facility

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

GLOSSARY OF TERMS

Robinson	Robinson Nuclear Plant

ROE	Return of equity

ROU	Right-of-use

RSU	Restricted Stock Unit

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

SAFSTOR	A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SEC	Securities and Exchange Commission

S&P	Standard & Poor’s Rating Services

State utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

State electric utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC and KPSC (Collectively)

State gas utility commissions	NCUC, PSCSC, PUCO, TPUC and KPSC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

TSR	Total shareholder return

U.S.	United States

W.S. Lee CC	William States Lee Combined Cycle Facility

WVPA	Wabash Valley Power Association, Inc.

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
Business Segments
Duke Energy's segment structure includes two reportable business segments: Electric Utilities and Infrastructure (EU&I) and Gas Utilities and Infrastructure (GU&I). The remainder of Duke Energy’s operations is presented as Other. Commercial Renewables is reported as discontinued operations and is no longer a reportable segment beginning in the fourth quarter of 2022. See Note 2 to the Consolidated Financial Statements, “Dispositions," for further details. Duke Energy's chief operating decision-maker routinely reviews financial information about each of these business segments in deciding how to allocate resources and evaluate the performance of the business. For additional information on each of these business segments, including financial and geographic information, see Note 3 to the Consolidated Financial Statements, “Business Segments.” The following sections describe the business and operations of each of Duke Energy’s business segments, as well as Other.
ELECTRIC UTILITIES AND INFRASTRUCTURE
EU&I conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. EU&I provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 8.4 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 90,000 square miles across six states with a total estimated population of 27 million. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities.
During 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction was completed following two closings. Additionally, in November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to EU&I. Duke Energy entered into purchase and sale agreements with affiliates of Brookfield for the sale of the utility-scale solar and wind group in June 2023 and with affiliates of ArcLight for the distributed generation group in July 2023. Both transactions closed in October 2023. See Note 2 to the Consolidated Financial Statements, “Dispositions," for additional information.
EU&I is also a joint owner in certain electric transmission projects. EU&I has a 50% ownership interest in DATC, a partnership with American Transmission Company, formed to design, build and operate transmission infrastructure. DATC owns 72% of the transmission service rights to Path 15, an 84-mile transmission line in central California. EU&I also has a 50% ownership interest in Pioneer, which builds, owns and operates electric transmission facilities in North America. The following map shows the service territory for EU&I as of December 31, 2023.

BUSINESS

Duke Energy Electric Service Territories

Service Territory
Counties Served
Electric Business

DUKE ENERGY

BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183097 10/18

The electric operations and investments in projects are subject to the rules and regulations of the FERC, the NRC, the NCUC, the PSCSC, the FPSC, the IURC, the PUCO and the KPSC.
The following table represents the distribution of GWh billed sales by customer class for the year ended December 31, 2023.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	32%	26%	50%	37%	28%
General service	34%	22%	36%	38%	26%
Industrial	23%	15%	8%	23%	31%
Total retail sales	89%	63%	94%	98%	85%
Wholesale and other sales	11%	37%	6%	2%	15%
Total sales	100%	100%	100%	100%	100%
The number of residential and general service customers within the EU&I service territory is expected to increase over time. Growth in weather-normal sales volumes, however, was lower in 2023 compared to 2022 due primarily to the continuation of energy efficiency adoption, rooftop solar and broad weakness across industrial sectors. While migration to EU&I's service territory remained strong, residential sales decreased due primarily to the return to more normal post-pandemic activities and economic conditions throughout the year. Lower industrial sales continued due to overall industrial weakness, including some manufacturing plant closings across certain jurisdictions, continuation of supply chain constraints and higher inventory levels, as well as higher interest rates. This was partially offset by higher data center usage, which contributed to growth in commercial sales volumes. The impact on customer's usage from these factors and other potential economic dynamics continues to be monitored. Over the longer time frame, it is still expected that the continued adoption of more efficient housing and appliances will have a negative impact on average usage per residential customer over time.
Seasonality and the Impact of Weather
Revenues and costs are influenced by seasonal weather patterns. Peak sales of electricity occur during the summer and winter months, which results in higher revenue and cash flows during these periods. By contrast, lower sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance. Although decoupling mechanisms may mitigate some weather impacts, residential and general service customers are typically more impacted by weather than industrial customers. Estimated weather impacts are based on actual current period weather compared to normal weather conditions. Normal weather conditions are defined as the long-term average of actual historical weather conditions.

BUSINESS
The estimated impact of weather on earnings is based on the temperature variances from a normal condition and customers’ historic usage patterns. The methodology used to estimate the impact of weather does not consider all variables that may impact customer response to weather conditions such as humidity in the summer or wind chill in the winter. The precision of this estimate may also be impacted by applying long-term weather trends to shorter-term periods. Estimates of weather impacts may be more difficult to determine during periods of extreme or more volatile weather.
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
Energy Capacity and Resources
EU&I owns approximately 54,772 MW of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”
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
Sources of Electricity
EU&I relies principally on natural gas, nuclear fuel and coal for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2023.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2023	2022	2021	2023	2022	2021
Natural gas and fuel oil(a)	33.3%	34.2%	31.8%	3.81	6.35	3.89
Nuclear(a)	28.4%	26.6%	29.8%	0.58	0.58	0.58
Coal(a)	12.8%	13.5%	18.2%	4.07	3.43	2.84
All fuels (cost based on weighted average)(a)	74.5%	74.3%	79.8%	2.63	3.75	2.42
Hydroelectric and solar(b)	1.8%	1.5%	1.5%
Total generation	76.3%	75.8%	81.3%
Purchased power and net interchange	23.7%	24.2%	18.7%
Total sources of energy	100.0%	100.0%	100.0%
(a)    Statistics related to all fuels reflect EU&I's public utility ownership interest in jointly owned generation facilities.
(b)    Generating figures are net of output required to replenish pumped-storage facilities during off-peak periods.

BUSINESS
Natural Gas and Fuel Oil
Natural gas and fuel oil supply, transportation and storage for EU&I’s generation fleet is purchased under standard industry agreements from various suppliers, including Piedmont. Natural gas supply agreements typically provide for a percentage of forecasted burns being procured over time, with varied expiration dates. EU&I believes it has access to an adequate supply of natural gas and fuel oil for the reasonably foreseeable future.
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
EU&I has entered into fuel contracts that cover 100% of its uranium concentrates through at least 2027, 100% of its conversion services through at least 2029, 100% of its enrichment services through at least 2027, and 100% of its fabrication services requirements for these plants through at least 2027. For future requirements not already covered under long-term contracts, EU&I believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Coal
EU&I meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. EU&I uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which may have various price adjustment provisions and market reopeners, range from 2024 to 2027 for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana, 2024 to 2026 for Duke Energy Florida and 2024 to 2025 for Duke Energy Ohio. EU&I expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. EU&I has an adequate supply of coal under contract to meet its risk management guidelines regarding projected future consumption. Coal inventory levels may fluctuate as a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet. EU&I continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in the Illinois Basin. Coal purchased for Kentucky is primarily produced from mines along the Ohio River in Illinois, Kentucky, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. There are adequate domestic coal reserves to serve EU&I's coal generation needs through end of life. The current average sulfur content of coal purchased by EU&I is between 0.5% and 3.5% for Duke Energy Carolinas and Duke Energy Progress, between 1% and 3.5% for Duke Energy Florida, and between 0.5% and 4.0% for Duke Energy Ohio and Duke Energy Indiana. EU&I's environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable EU&I to satisfy current SO2 emission limitations for its existing facilities.
Purchased Power
EU&I purchases a portion of its capacity and system requirements through purchase obligations, leases and purchase capacity contracts. EU&I believes it can obtain adequate purchased power capacity to meet future system load needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.
The following table summarizes purchased power for the previous three years:

	2023	2022	2021
Purchase obligations and leases (in millions of MWh)(a)	37.6	41.2	36.0
Purchase capacity under contract (in MW)(b)	3,997	4,028	4,259
(a)    Represents approximately 15% of total system requirements for 2023, 16% for 2022 and 14% for 2021.
(b)    For 2023, 2022 and 2021, these agreements include approximately 412 MW of firm capacity under contract by Duke Energy Florida with QFs.

BUSINESS
Inventory
EU&I must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2023, the inventory balance for EU&I was approximately $4.1 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
The EPA has issued regulations related to the management of CCR from power plants including the CCR Rule. These regulations classify CCR as nonhazardous waste under the Resource Conservation and Recovery Act (RCRA) and apply to electric generating sites with new and existing landfills and new and existing surface impoundments and establish requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments (ash basins or impoundments) will continue to be regulated by existing state laws, regulations and permits, such as the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act).
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
Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six operating stations. The Crystal River Unit 3 permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property damage coverage; nuclear accident decontamination and premature decommissioning coverage; and accidental outage coverage for losses in the event of a major accidental outage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $16.2 billion. For additional information on nuclear insurance, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
Duke Energy has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC and the PSCSC require Duke Energy Carolinas and Duke Energy Progress update cost estimates for decommissioning their nuclear plants every five years. The nuclear decommissioning liabilities are assessed and updated based on changes in cash flows provided in new studies as well as annual assessments to evaluate whether any indicators suggest a change in the estimate of the ARO is necessary.
The following table summarizes the fair value of NDTF investments and the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs are stated in 2023 or 2019 dollars, depending on the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination.

	NDTF(a)		Decommissioning
(in millions)	December 31, 2023	December 31, 2022	Costs(a)	Year of Cost Study
Duke Energy	$10,143	$8,637	$8,814	2023 or 2019
Duke Energy Carolinas(b)(c)	5,686	4,783	4,439	2023
Duke Energy Progress(d)	4,075	3,430	4,181	2019
Duke Energy Florida(e)	382	424	194	N/A
(a)    Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.
(b)    Decommissioning cost for Duke Energy Carolinas reflects its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.
(c)    Duke Energy Carolinas' site-specific nuclear decommissioning cost study completed in 2023 was filed with the NCUC and PSCSC in 2024. A funding study was last completed and filed in 2019. An updated funding study will be completed and filed with the NCUC and PSCSC in 2024.

BUSINESS
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
(e)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. Duke Energy Florida provides the FPSC periodic reports on the status and progress of decommissioning activities.
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
EU&I is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. The following table includes the current year of expiration of nuclear operating licenses for nuclear stations in operation. In June 2021, Duke Energy Carolinas filed a subsequent license renewal application for Oconee with the U.S. Nuclear Regulatory Commission to renew Oconee's operating license for an additional 20 years. Duke Energy has announced its intention to seek 20-year operating license renewals for each of the reactors it operates in Duke Energy Carolinas and Duke Energy Progress. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters,” for additional information.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Units 1 and 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Units 1 and 2	2033
Oconee Unit 3	2034
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
The NRC has acknowledged permanent cessation of operation and permanent removal of fuel from the reactor vessel at Crystal River Unit 3. Therefore, the license no longer authorizes operation of the reactor. For additional information on nuclear decommissioning activity, see Note 10 to the Consolidated Financial Statements, "Asset Retirement Obligations."
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

BUSINESS
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

	Regulatory Body	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Carolinas 2023 North Carolina Rate Case(a)	NCUC	$768	10.1%	53%	January 2024
Duke Energy Kentucky 2022 Kentucky Electric Rate Case(b)	KPSC	48	9.75%	52.145%	October 2023
Duke Energy Progress 2022 North Carolina Rate Case(c)	NCUC	494	9.8%	53%	October 2023
Duke Energy Progress 2022 South Carolina Rate Case	PSCSC	52	9.6%	52.43%	April 2023
Duke Energy Ohio 2021 Ohio Electric Rate Case	PUCO	23	9.5%	50.5%	January 2023
Duke Energy Progress 2019 North Carolina Rate Case	NCUC	178	9.6%	52%	June 2021
Duke Energy Carolinas 2019 North Carolina Rate Case	NCUC	33	9.6%	52%	June 2021

Pending Rate Cases:
Duke Energy Carolinas 2024 South Carolina Rate Case	PSCSC	239	10.5%	53%	August 2024
(a)    Of the total rate case increase, Year 1, 2 and 3 rates are approximately 57%, 22% and 21%, respectively.
(b)    An ROE of 9.65% for electric riders was approved.
(c)    Of the total rate increase, Year 1, 2 and 3 rates are approximately 49%, 24% and 27%, respectively.
Additionally, in January 2021, Duke Energy Florida filed the 2021 Settlement with the FPSC that will allow annual increases to its base rates, an agreed upon return on equity (ROE) and includes a base rate stay-out provision through 2024, among other provisions. The FPSC approved the 2021 Settlement on May 4, 2021, issuing an order on June 4, 2021. Revised customer rates became effective January 1, 2022, with subsequent base rate increases effective January 1, 2023, and January 1, 2024. In January 2024, Duke Energy Florida notified the FPSC that it expects to file a formal request for new base rates in April 2024. For more information on rate matters and other regulatory proceedings, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
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

BUSINESS
GAS UTILITIES AND INFRASTRUCTURE
GU&I conducts natural gas operations primarily through the regulated public utilities of Piedmont, Duke Energy Ohio and Duke Energy Kentucky. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, TPUC, PHMSA and the FERC. GU&I serves residential, commercial, industrial and power generation natural gas customers, including customers served by municipalities who are wholesale customers. GU&I has over 1.7 million total customers, including approximately 1.2 million customers located in North Carolina, South Carolina and Tennessee, and an additional 560,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville. The following map shows the service territory and investments in operating pipelines for GU&I as of December 31, 2023.

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

BUSINESS
Natural Gas for Retail Distribution
GU&I is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. GU&I’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows GU&I to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, GU&I may release these services and supplies in the secondary market under FERC-approved capacity release provisions and/or make wholesale secondary market sales. In 2023, firm supply purchase commitment agreements provided for approximately 96% of the natural gas supply for both Piedmont and Duke Energy Ohio during the winter months and 100% of forecasted demand was under contract prior to the winter heating season.
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
In residential, commercial and industrial customer markets, natural gas distribution operations compete with other companies that supply energy, primarily electric companies, propane and fuel oil dealers, renewable energy providers and coal companies in relation to sources of energy for electric power plants, as well as nuclear energy. A significant competitive factor is price. GU&I's primary product competition is with electricity for space heating, water heating and cooking. Increases in the price of natural gas or decreases in the price of other energy sources could negatively impact competitive position by decreasing the price benefits of natural gas to the consumer. In the case of industrial customers, such as manufacturing plants, adverse economic or market conditions, including higher natural gas costs, could cause these customers to suspend business operations or to use alternative sources of energy in favor of energy sources with lower per-unit costs.
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
KO Transmission Company (KO Transmission), a wholly owned subsidiary of Duke Energy Ohio, is an interstate pipeline company engaged in the business of transporting natural gas and is subject to the rules and regulations of FERC. KO Transmission's 90-mile pipeline supplies natural gas to Duke Energy Ohio and interconnects with the Columbia Gulf Transmission pipeline and Tennessee Gas Pipeline. An approximately 70-mile portion of KO Transmission's pipeline facilities was co-owned by Columbia Gas Transmission, LLC. KO Transmission sold all of its pipeline facilities and related real property to Columbia Gas Transmission, LLC on February 1, 2023, for approximately book value.
See Notes 4, 13 and 18 to the Consolidated Financial Statements, "Regulatory Matters," "Investments in Unconsolidated Affiliates" and "Variable Interest Entities," respectively, for further information on Duke Energy's and GU&I's natural gas investments.

BUSINESS
Inventory
GU&I must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2023, the inventory balance for GU&I was $129 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
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
The following table summarizes certain components underlying significant recently approved and effective base rates or ARM filings in the last three years.

	Regulatory Body	Annual Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Ohio 2022 Natural Gas Base Rate Case	PUCO	$32	9.6%	52.32%	November 2023
Piedmont 2023 Tennessee Annual Review Mechanism	TPUC	40	9.8%	48.67%	October 2023
Duke Energy Kentucky 2021 Natural Gas Base Rate Case(a)	KPSC	9	9.375%	51.344%	January 2022
Piedmont 2021 North Carolina Natural Gas Base Rate Case	NCUC	67	9.6%	51.60%	November 2021
Piedmont 2020 Tennessee Natural Gas Base Rate Case	TPUC	16	9.8%	50.50%	January 2021
(a)    An ROE of 9.3% for natural gas riders was approved.
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
In Ohio, GU&I has a CEP Rider designed to recover costs between rate cases on PUCO approved capital expenditures. Duke Energy Ohio submits a filing each year for incremental investments to increase the revenue requirement up to the approved annual residential rate cap increase. The cumulative investment under the CEP Rider is $164 million with total annual revenue requirement of $17 million with rates effective November 1, 2023.
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
Regulations of the FERC and the state gas utility commissions govern access to regulated natural gas and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with GU&I.
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
OTHER
The remainder of Duke Energy’s operations is presented as Other. While it is not a business segment, Other primarily includes interest expense on holding company debt, unallocated corporate costs, certain income tax amounts, amounts related to certain companywide initiatives and contributions made to the Duke Energy Foundation. Other also includes Bison and an investment in NMC.
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
Duke Energy owns a 17.5% equity interest in NMC. The joint venture company has production facilities in Jubail, Saudi Arabia, where it manufactures certain petrochemicals and plastics. NMC annually produces approximately 1 million metric tons each of MTBE and methanol and has the capacity to produce 50,000 metric tons of polyacetal. The main feedstocks to produce these products are natural gas and butane. Duke Energy records the investment activity of NMC using the equity method of accounting and retains 25% of NMC's board of directors' representation and voting rights.
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
Employees
On December 31, 2023, Duke Energy had a total of 27,037 full-time, part-time and temporary employees, the majority of which were full-time employees. The total includes 5,054 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment.
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

BUSINESS
Diversity and Inclusion
Duke Energy is committed to continuing to build a diverse workforce that reflects the communities we serve while strengthening a culture of inclusion where all employees and customers feel respected and valued. Our goals include attracting and retaining the talent needed and rewarding performance to enable us to reach our strategic objectives. The Enterprise Diversity and Inclusion Council, chaired by our Executive Vice President and Chief Executive Officer, Duke Energy Florida and Midwest in 2023, monitors the effectiveness and execution of our diversity and inclusion strategy and programs. Employee-led councils are also embedded across the Company in our business units and focus on the specific diversity and inclusion needs of the business and help drive inclusion deeper into the employee experience. Leaders and individual contributors also have the opportunity to participate in voluntary diversity and inclusion training and facilitated conversations on insightful topics offered to further our commitment to building and enabling an inclusive work environment.
In 2022, our aspirational goals included achieving workforce representation of at least 25% for women and 20% for people of color. In 2023, we established new aspirational goals of 28% for women and 23% for people of color. We continue to strive toward reaching these aspirational goals and as of December 31, 2023, our workforce consisted of approximately 23.6% women and 20.5% people of color.
The Company also has 10 Employee Resource Groups (ERGs), with 38 chapters and more than 6,700 employees participating. ERGs are networks of employees formed around a common dimension of diversity whose goals and objectives align with the Company's goals and objectives. These groups focus on employee professional development and networking, community outreach, cultural awareness, recruiting and retention. They also serve as a resource to the Company for advocacy and community outreach and improving customer service through innovation. ERG-sponsored forums include networking events, mentoring, scholarship banquets for aspiring college students, and workshops on topics such as time management, stress reduction, career planning and work-life balance. Our ERGs are open to all employees.
Among other efforts, the Company has developed partnerships with community organizations, community colleges and historically Black colleges and universities (HBCUs) to support our strategy of building a diverse and highly skilled talent pipeline.
Operational Excellence
The foundation for our growth and success is our continued focus on operational excellence, the leading indicator of which is safety. As such, the safety of our workforce remains our top priority. The Company closely monitors the total incident case rate (TICR), which is a metric based on strict OSHA definitions that measures the number of occupational injuries and illnesses per 100 employees. This objective emphasizes our focus on achieving an event-free and injury-free workplace. As an indication of our commitment to safety, we include safety metrics in both the short-term and long-term incentive plans based on the TICR for employees. Our employees delivered strong safety results in 2023, consistent with our industry-leading performance levels since 2018.

BUSINESS
Information about Our Executive Officers
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	64
Chair, President and Chief Executive Officer. Ms. Good has served as Chair, President and Chief Executive Officer of Duke Energy since January 1, 2016, and was Vice Chairman, President and Chief Executive Officer of Duke Energy from July 2013 through December 2015. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009.

Brian D. Savoy	48
Executive Vice President and Chief Financial Officer. Mr. Savoy assumed his current position in September 2022. Prior to that, he served as Executive Vice President, Chief Strategy and Commercial Officer from May 2021 through August 2022; Senior Vice President, Chief Transformation and Administrative Officer from October 2019 through April 2021; Senior Vice President, Business Transformation and Technology from May 2016 through September 2019; Senior Vice President, Controller and Chief Accounting Officer from September 2013 to May 2016; Director, Forecasting and Analysis from 2009 to September 2013; and Vice President and Controller of the Commercial Power segment from 2006 to 2009.

Kodwo Ghartey-Tagoe	60
Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. Ghartey-Tagoe assumed his current position in May 2020. He was appointed Executive Vice President and Chief Legal Officer in October 2019 after serving as President, South Carolina since 2017. Mr. Ghartey-Tagoe joined Duke Energy in 2002 and has held numerous leadership positions in Duke Energy’s Legal Department, including Duke Energy's Senior Vice President of State and Federal Regulatory Legal Support.

T. Preston Gillespie	61
Executive Vice President, Chief Generation Officer and Enterprise Operational Excellence. Mr. Gillespie assumed his current position in January 2023. Prior to that, he served as the Chief Generation Officer since 2020.

R. Alexander Glenn	58
Executive Vice President and Chief Executive Officer, Duke Energy Florida and Midwest. Mr. Glenn assumed his current position in March 2023. Prior to that, he served as Senior Vice President and Chief Executive Officer, Duke Energy Florida and Midwest from May 2021 to March 2023; Senior Vice President, State and Federal Regulatory Legal Support from 2017 to May 2021; and State President of Duke Energy Florida's operations from 2012 to 2017.

Julia S. Janson	59
Executive Vice President and Chief Executive Officer, Duke Energy Carolinas. Ms. Janson assumed her current position in May 2021. Prior to that, she served as Executive Vice President, External Affairs and President, Carolinas Region since October 2019 and the position of Executive Vice President, External Affairs and Chief Legal Officer since November 2018. She originally assumed the position of Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2012 and then assumed the responsibilities for External Affairs in February 2016.

Cynthia S. Lee	57
Vice President, Chief Accounting Officer and Controller. Ms. Lee assumed her current position in May 2021. Prior to that, she served as Director, Investor Relations since June 2019 and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002.

Ronald R. Reising	63
Adviser to the Chair, President, and Chief Executive Officer. Mr. Reising assumed his current position in January 2024. Prior to that, he served as Executive Vice President and Chief Human Resources Officer from April 2023 to December 2023; Senior Vice President and Chief Human Resource Officer from July 2020 to March 2023; Senior Vice President of Operations Support from 2014 to July 2020; and Chief Procurement Officer from 2006 to 2014.

Louis E. Renjel	50
Executive Vice President, External Affairs and Communications. Mr. Renjel assumed his current position in March 2023. Prior to that, he served as Senior Vice President, External Affairs and Communications from May 2021 to March 2023; Senior Vice President of Federal Government and Corporate Affairs from 2019 to May 2021; and Vice President, Federal Government Affairs and Strategic Policy from March 2017 to 2019. Prior to joining Duke Energy, Mr. Renjel served as Vice President of Strategic Infrastructure from 2009 to March 2017 for CSX Corp and as their Director of Environmental and Government Affairs from 2006 to 2008.

Harry K. Sideris	53
Executive Vice President, Customer Experience, Solutions and Services. Mr. Sideris assumed his current position in October 2019. Prior to that, he served as Senior Vice President and Chief Distribution Officer from June 2018 to October 2019; State President, Florida from January 2017 to June 2018; Senior Vice President of Environmental Health and Safety from August 2014 to January 2017; and Vice President of Power Generations for the Company's Fossil/Hydro Operations in the western portions of North Carolina and South Carolina from July 2012 to August 2014.

Steven K. Young	65
Executive Vice President and Chief Commercial Officer. Mr. Young assumed his current position in September 2022. Prior to that, he held the position of Executive Vice President and Chief Financial Officer from August 2013 through August 2022; Vice President, Chief Accounting Officer and Controller, assuming the role of Chief Accounting Officer in July 2012 and the role of Controller in December 2006.

(a)    The ages of the officers provided are as of January 31, 2024.
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
•The CCR Rule, a 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants.
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
DUKE ENERGY CAROLINAS

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to approximately 2.9 million residential, commercial and industrial customers. For information about Duke Energy Carolinas’ generating facilities, see Item 2, “Properties.” Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
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
DUKE ENERGY PROGRESS

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress’ service area covers approximately 28,000 square miles and supplies electric service to approximately 1.7 million residential, commercial and industrial customers.
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

PART I
DUKE ENERGY FLORIDA

Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida’s service area covers approximately 13,000 square miles and supplies electric service to approximately 2 million residential, commercial and industrial customers. For information about Duke Energy Florida’s generating facilities, see Item 2, “Properties.” Duke Energy Florida is subject to the regulatory provisions of the FPSC, NRC and FERC.
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
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 910,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 560,000 customers. For information about Duke Energy Ohio's generating facilities and natural gas distribution facilities, see Item 2, “Properties.”
KO Transmission, a wholly owned subsidiary of Duke Energy Ohio, is an interstate pipeline company engaged in the business of transporting natural gas and is subject to the rules and regulations of FERC. KO Transmission's 90-mile pipeline supplies natural gas to Duke Energy Ohio and interconnects with the Columbia Gulf Transmission pipeline and Tennessee Gas Pipeline. An approximately 70-mile portion of KO Transmission's pipeline facilities was co-owned by Columbia Gas Transmission, LLC. KO Transmission sold all of its pipeline facilities and related real property to Columbia Gas Transmission, LLC on February 1, 2023, for approximately book value.
Substantially all of Duke Energy Ohio's operations are regulated and qualify for regulatory accounting. Duke Energy Ohio has two reportable segments, EU&I and GU&I. For additional information on these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers approximately 23,000 square miles and supplies electric service to approximately 900,000 residential, commercial and industrial customers. For information about Duke Energy Indiana's generating facilities, see Item 2, “Properties.” Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
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
PIEDMONT

Piedmont is a regulated public utility primarily engaged in the distribution of natural gas to approximately 1.2 million residential, commercial, industrial and power generation customers in portions of North Carolina, South Carolina and Tennessee, including customers served by municipalities who are wholesale customers. For information about Piedmont's natural gas distribution facilities, see Item 2, "Properties." Piedmont is subject to the regulatory provisions of the NCUC, PSCSC, TPUC, PHMSA and FERC.
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
Federal or state policies could be enacted that restrict the availability of fuels or generation technologies, such as natural gas or nuclear power, that enable Duke Energy to reduce its carbon emissions. Supportive policies may be needed to facilitate the siting and cost recovery of transmission and distribution upgrades needed to accommodate the build out of large volumes of renewables and energy storage. Further, the approval of our state regulators will be necessary for the Company to continue to retire existing carbon emitting assets or make investments in new generating capacity. The Company may be constrained by the ability to procure resources or labor needed to build new generation at a reasonable price as well as to construct projects on time. In addition, new technologies that are not yet commercially available or are unproven at utility scale will likely be needed including new resources capable of following electric load over long durations such as advanced nuclear, hydrogen and long-duration storage. If these technologies are not developed or are not available at reasonable prices, or if we invest in early stage technologies that are then supplanted by technological breakthroughs, Duke Energy’s ability to achieve a net-zero target by 2050 at a cost-effective price could be at risk.
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
If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their regulated customers were eroded, their earnings could be negatively impacted. Federal and state regulations, laws, commercialization and reduction of costs and other efforts designed to promote and expand the use of EE measures and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could reduce recovery of fixed costs in Duke Energy service territories or result in customers leaving the electric distribution system and an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power up to the full retail credit amount. Over time, customer adoption of these technologies could result in Duke Energy not being able to fully recover the costs and investment in generation.
State regulators have approved various mechanisms to stabilize natural gas utility margins, including margin decoupling in North Carolina and rate stabilization in South Carolina. Additionally, certain jurisdictions have established performance incentive mechanisms and revenue decoupling mechanisms for EU&I. Performance incentive mechanisms condition some portion of the respective utility's earnings on its performance on established measurable consumer, utility system, or public policy outcomes. Revenue decoupling mechanisms provide periodic rate adjustments to ensure actual revenues match allowed revenues for certain customer classes. State regulators have also approved other margin stabilizing mechanisms that, for example, allow for recovery of margin losses associated with negotiated transactions designed to retain large volume customers that could use alternative fuels or that may otherwise directly access natural gas supply through their own connection to an interstate pipeline. If regulators decided to discontinue the Duke Energy Registrants' use of tariff mechanisms or other mechanisms intended to stabilize utility margins, it would negatively impact results of operations, financial position and cash flows. In addition, regulatory authorities also review whether natural gas costs are prudently incurred and can disallow the recovery of a portion of natural gas costs that the Duke Energy Registrants seek to recover from customers, which would adversely impact earnings.
The rates that the Duke Energy Registrants’ regulated utility businesses are allowed to charge are established by state utility commissions in rate case proceedings, which may limit their ability to recover costs and earn an appropriate return on investment.
The rates that the Duke Energy Registrants’ regulated utility businesses are allowed to charge significantly influences the results of operations, financial position and cash flows of the Duke Energy Registrants. The regulation of the rates that the regulated utility businesses charge customers is determined, in large part, by state utility commissions in rate case proceedings. Negative decisions made by these regulators, or by any court on appeal of a rate case proceeding, have, and in the future could have, a material adverse effect on the Duke Energy Registrants’ results of operations, financial position or cash flows and affect the ability of the Duke Energy Registrants to adequately recover costs on a timely basis, including an appropriate return on the significant infrastructure investments being made.

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
The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including CCRs, air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets, as well as reputational damage. The steps the Duke Energy Registrants could be required to take to ensure their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and their contracts with customers. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in environmental laws or regulations to more stringent compliance levels could result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. Although it is not expected that the costs to comply with current environmental regulations will have a material adverse effect on the Duke Energy Registrants’ results of operations, financial position and cash flows due to regulatory cost recovery, the Duke Energy Registrants are at risk that the costs of complying with environmental regulations in the future will have such an effect.
The EPA has issued or proposed federal regulations governing the management of cooling water intake structures, wastewater, CCR management units, and CO2 emissions. New state legislation could impose carbon reduction goals that are more aggressive than the Company's plans. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.
The Duke Energy Registrants' operations, capital expenditures and financial results may be affected by regulatory changes related to the impacts of global climate change.
There is continued concern, and increasing activism, both nationally and internationally, about climate change. The EPA and state regulators have, and may adopt and implement, additional regulations to restrict emissions of GHGs to address global climate change, as well as reporting requirements regarding such emissions and related climate-goal claims. Certain local and state jurisdictions have also enacted laws to restrict or prevent new natural gas infrastructure. Increased regulation of GHG emissions and reporting requirements could impose significant additional costs on the Duke Energy Registrants' electric and natural gas operations, their suppliers and customers and affect demand for energy conservation and renewable products, which could impact both our electric and natural gas businesses. Regulatory changes could also result in generation facilities to be retired earlier than planned to meet our net-zero 2050 goal. Though we would plan to seek cost recovery for investments related to GHG emissions reductions through regulatory rate structures, changes in the regulatory climate could result in the delay in or failure to fully recover such costs and investment in generation.

RISK FACTORS
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
•transmission or transportation constraints or inefficiencies;
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
Natural disasters or operational accidents within the Company or industry (such as forest fires, earthquakes, hurricanes or natural gas transmission pipeline explosions) could have direct or indirect impacts to the Duke Energy Registrants or to key contractors and suppliers. Further, the generation of electricity and the transportation and storage of natural gas involve inherent operating risks that may result in accidents involving serious injury or loss of life, environmental damage or property damage. Such events could impact the Duke Energy Registrants through civil or criminal legal proceedings or changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ results of operations, financial position and cash flows. In addition, if a serious operational accident were to occur, existing insurance policies may not cover all of the potential exposures or the actual amount of loss incurred, including potential litigation awards. Any losses not covered by insurance, or any increases in the cost of applicable insurance as a result of such accident, could have a material adverse effect on the results of operations, financial position, cash flows and reputation of the Duke Energy Registrants.
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
Sustained severe drought conditions could impact generation by hydroelectric plants, as well as fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, flooding, tornadoes, severe thunderstorms, snow and ice storms, including from climate change, can result in lost operating revenues due to outages, property damage, including downed transmission and distribution lines, reputational harm, and additional and unexpected expenses to mitigate storm damage. The cost of storm restoration efforts may not be fully recoverable through the regulatory process.
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
Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyberattacks and data security breaches. Duke Energy relies on the continued operation of sophisticated digital information technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the internet continues to increase through grid modernization and other operational excellence initiatives. Because of the critical nature of the infrastructure, increased connectivity to the internet and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyberattacks from foreign or domestic sources and have been subject, and will likely continue to be subject, to cyberattacks designed to gain unauthorized access to information and/or information systems or to disrupt utility operations through computer viruses and phishing attempts either directly or indirectly through its material vendors or related third parties. In the event of a significant cybersecurity breach on either the Duke Energy Registrants or with one of our material vendors or related third parties, the Duke Energy Registrants could (i) have business operations disrupted, including the disruption of the operation of our natural gas and electric assets and the power grid, theft of confidential company, employee, retiree, shareholder, vendor or customer information, and general business systems and process interruption or compromise, including preventing the Duke Energy Registrants from servicing customers, collecting revenues or the recording, processing and/or reporting financial information correctly, (ii) experience substantial loss of revenues, repair and restoration costs, penalties and costs for lack of compliance with relevant regulations, implementation costs for additional security measures to avert future cyberattacks and other financial loss and (iii) be subject to increased regulation, litigation and reputational damage. While Duke Energy maintains insurance relating to cybersecurity events, such insurance does not protect Duke Energy from such cyberattacks occurring, and while it does provide some potential mitigation of the financial impacts resulting from such cyberattacks, it is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.
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
The COVID-19 pandemic and efforts to respond to it have resulted in widespread adverse consequences on the global economy and on the Duke Energy Registrants’ customers, third-party vendors, and other parties with whom we do business. If the COVID-19 pandemic or other health epidemics and outbreaks that may occur are significantly prolonged, it could impact the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows in the future as a result of delays in rate cases or other legal proceedings, an inability to obtain labor or equipment necessary for the construction of large capital projects, an inability to procure satisfactory levels of fuels or other necessary equipment for the continued production of electricity and delivery of natural gas, volatility in global equity securities markets, and the health and availability of our critical personnel and their ability to perform business functions.
Duke Energy Ohio’s and Duke Energy Indiana’s membership in an RTO presents risks that could have a material adverse effect on their results of operations, financial position and cash flows.
The rules governing the various regional power markets may change, which could affect Duke Energy Ohio’s and Duke Energy Indiana’s costs and/or revenues. Both Duke Energy Ohio and Duke Energy Indiana have trackers to recover approved RTO costs, but to the degree Duke Energy Ohio and Duke Energy Indiana incur significant additional fees and increased costs to participate in an RTO that are not approved for recovery, their results of operations may be impacted. Duke Energy Ohio and Duke Energy Indiana may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design, while being able to allocate costs of projects built by Duke Energy Ohio and Duke Energy Indiana to others. Duke Energy Ohio and Duke Energy Indiana may be required to expand their transmission system according to decisions made by an RTO rather than their own internal planning process. In addition, RTOs have been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on the results of operations, financial position and cash flows of Duke Energy Ohio and Duke Energy Indiana.
As members of an RTO, Duke Energy Ohio and Duke Energy Indiana are subject to certain additional risks, including those associated with the allocation among RTO members, of losses caused by unreimbursed defaults of other participants in the RTO markets not covered by collateral requirements and those associated with complaint cases filed against an RTO that may seek refunds of revenues previously earned by RTO members.
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
Ownership interests in and operation of nuclear stations by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida subject them to various risks. These risks include, among other things: the potential harmful effects on the environment and human health resulting from the current or past operation of nuclear facilities and the storage, handling and disposal of radioactive materials; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives; and the threat of a terrorist attack or cyber incident and other potential liabilities arising out of the ownership or operation of nuclear facilities.
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

RISK FACTORS
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
Ownership and operation of nuclear generation facilities also requires the maintenance of funded trusts that are intended to pay for the decommissioning costs of the respective nuclear power plants. The performance of the capital markets affects the values of the assets held in trust to satisfy these future obligations. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have significant obligations in this area and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below projected rates of return. Although a number of factors impact funding requirements, a decline in the market value of the assets may increase the funding requirements of the obligations for decommissioning nuclear plants. If Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are unable to successfully manage their NDTF assets or if the cost of decommissioning nuclear generation facilities exceeds the amount available in decommissioning funds and such costs cannot be recovered through insurance or regulatory mechanisms, their results of operations, financial position and cash flows could be negatively affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

Risk Management
Ensuring the security of Duke Energy’s assets, information and teammates is vital for delivering the essential service on which Duke Energy’s customers and communities depend. In light of the ever-evolving threat landscape and increasing sophistication of threat actor tactics, techniques and procedures, steadfast and sophisticated cybersecurity and security operations are integral parts of Duke Energy’s enterprise risk management framework. Duke Energy's enterprise risk management framework is used across the enterprise by subject matter experts to identify, assess, monitor and communicate enterprise level risks to the Chief Risk Officer. Duke Energy’s technology and cybersecurity risk management program is integrated into the Company’s overall Enterprise Risk Management program and is composed of three primary lines of defense: (1) the Cybersecurity Incident Response Team (CIRT); (2) the Duke Energy Enterprise Security Team (EST); and (3) internal and external cybersecurity audits.
Duke Energy’s first line of defense is the CIRT under the Office of the Chief Information Officer. The CIRT reports up to leaders in the Chief Security and Information Security Office, including the Chief Security and Information Security Officer (CSISO), Managing Director of Cybersecurity and Network Defense, and Director of Cybersecurity Operations, whose cybersecurity backgrounds include many years serving in operational cyber roles, leading incident response, participating in industry engagement, collaborating with federal and local cyber programs, and time analyzing security breaches across the industry. The CIRT oversees an enterprisewide process that identifies, assesses, responds to and resolves cyber incidents, both internal and those associated with the Company’s use of third-party service providers, by defining roles, responsibilities and the process for problem source identification, mitigation, and eradication triggered by a suspected cyber incident. Duke Energy manages cybersecurity threats through its 24/7 Duke Energy Cybersecurity Operations Center (CSOC), which serves as the Company’s central command center for monitoring and coordinating responses to cyberthreats. The CSOC engages in daily information sharing within the utilities industry and with government partners and monitors incoming intelligence and cyber incident impacts. The CSOC assesses the relevant information by assigning a CIRT Heat Map score, which results in CIRT activation if a certain threat level is met. It also results in the assignment of additional roles and responsibilities to enable the cybersecurity leadership and technical teams to collectively and regularly review incident information, score the impact, communicate to leadership, and respond appropriately. Another key component of Duke Energy’s first line of defense against cybersecurity threats is its Third-Party Risk Management (TPRM) process, whereby third parties providing services that meet certain criteria such as storing or transmitting Duke Energy data, hosting an application, or connecting to the Duke Energy network are required to undergo a cybersecurity assessment primarily to ascertain the risk of a third party’s proposed services to Duke Energy.

CYBERSECURITY
Duke Energy’s second line of defense against cybersecurity threats is the EST, which is led by the CSISO, and actively evaluates, anticipates and tests Duke Energy’s cybersecurity risk level and preventive and risk mitigation controls relative to the enterprisewide risk level and controls. The EST is responsible for infrastructure defense and security controls, performing vulnerability assessments and third-party information security assessments, employee awareness and training programs and security incident management, including oversight of the remediation of cybersecurity incidents. The EST monitors cyber activity and also reports on the status of the Company’s cybersecurity performance and any ongoing remediation efforts to the Company’s Chief Information Officer (CIO) and CSISO. The CIO and CSISO report these cybersecurity metrics, which use a vulnerability management scoring system and closely align with the National Institute of Standards and Technology Cybersecurity Framework, to the Audit Committee at each regularly scheduled Audit Committee meeting. The EST also employs tools and oversees and challenges Duke Energy’s cybersecurity and technology metrics under its Enterprise Security Risk Register to track, identify and manage risk. To this end, the EST engages outside expert firms to perform a comprehensive external penetration test each year, performs system and application penetration testing several times throughout the year, and conducts annual exercises simulating the tactics, techniques, and procedures of advanced threat actor groups to test the Company’s ability to prevent penetration, detect suspicious activity and respond to these threats in a timely manner. Lessons learned inform the ongoing improvement of security preventive and mitigating controls and procedures and the results of such testing and threat actor simulations are shared with senior management and the Board of Directors. Duke Energy also has a senior management committee, the Executive Cybersecurity Oversight Governance Committee (ECOG), which governs enterprise-level cybersecurity risk tolerance.
Internal and external cybersecurity audits provide a third line of defense and independently provide assurance on how effectively the Company, as a whole, manages cybersecurity risk. Each year, Duke Energy Corporate Audit Services (CAS) performs various audits of key Duke Energy security systems and functions, such as third-party risk management programs, to assess whether appropriate security controls are in place and operating effectively. In addition to these internal audits, the Company is subject to a variety of external audits, performed periodically as required by the auditing entity, including external audits performed by the North American Electric Reliability Corporation under the Critical Infrastructure Protection framework (NERC CIP), Transportation & Security Administration Pipeline Security Directive and Federal Energy Regulatory Commission Dam Security.
Duke Energy is not currently aware of any potential cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, however, Duke Energy cannot provide assurance that it will not be materially affected in the future by cybersecurity risks or any future material incidents.
Governance
The Audit Committee has primary oversight of management’s efforts to mitigate cybersecurity and technology risk and respond to cyber incidents. The Audit Committee receives updates throughout the year from the CIO and CSISO on cybersecurity and grid security issues, including compliance with regulations, employee training, and drills, at every regularly scheduled Audit Committee meeting, and engages in discussions throughout the year with management on the effectiveness of Duke Energy’s overall cybersecurity program and progress for addressing any identified risks. In 2023, the Audit Committee received four updates on cybersecurity. The Audit Committee also receives periodic updates on Duke Energy’s digital transformation and the operation of, and enhancements to, the Company’s financial systems and business and operational technical systems. The reviews presented to the Audit Committee are followed with an update to the full Board of Directors by the Chair of the Audit Committee.
In addition, the Operations and Nuclear Oversight Committee (ONOC) of the Board of Directors provides oversight of the nuclear safety and cybersecurity of Duke Energy’s nuclear power program, which is integrated with the companywide cyber protocols, and the Chair of the ONOC reports out to the Board of Directors on such oversight activities. Duke Energy’s nuclear cybersecurity program and associated cybersecurity plan (CSP) were fully implemented in 2017 in accordance with NRC regulation 10 CFR 73.54, “Protection of digital computer and communication systems and networks” and leverage monitoring, testing, drills, audits, assessments, and NRC inspections to continue to validate the effectiveness of the program to protect plant assets from cybersecurity threats.
Moreover, Duke Energy’s processes ensure that the Board of Directors receive contemporaneous reporting on potentially significant cyber events including response, legal obligations, and outreach and notification to regulators and customers when needed, as well as an opportunity to provide guidance to management as appropriate.
In addition, the Company’s Executive Cybersecurity Oversight Governance Committee (ECOG), comprised of the Company's Chair, President, and Chief Executive Officer (CEO), Executive Vice President (EVP) and Chief Financial Officer, EVP and Chief Commercial Officer, EVP Customer Experience, Solutions and Services, and EVP, Chief Generation Officer and Enterprise Operational Excellence, receives monthly updates from the CIO and CSISO and provides senior management throughout the Company informational technology and operational technology perspectives, oversight and governance on investments and priorities for the broader cybersecurity organization, in addition to providing final decision oversight on recommendations and response to the ever challenging cybersecurity threat landscape. The ECOG also is leveraged to supply information and bring transparency to senior management throughout the company on the increasing threat landscape and the actions, response and road map to combat the threats.
The relevant cybersecurity risk expertise of Duke Energy’s management who serve on the ECOG and/or senior management who lead the CIRT and EST is described below.
•The CEO of Duke Energy has over 20 years of experience in the utilities industry, and has gained cybersecurity experience as CEO of one of America’s largest utility companies, and through service on the board of the Edison Electric Institute, the Institute of Nuclear Power Operations, the World Association of Nuclear Operators, and past service on the Department of Homeland Security Advisory Council.
•The EVP and Chief Financial Officer of Duke Energy (CFO) previously served as the Company’s Chief Transformation and Administrative Officer and led the Company’s business transformation through digital innovation, new ways of working and process redesign. In this role, the CFO gained an in-depth understanding of the Company's cybersecurity procedures and key threats, and was responsible for the enterprise business services and technology team, including the information and technology organization.
•The EVP, Chief Generation Officer and Enterprise Operational Excellence of Duke Energy has gained cybersecurity experience through being responsible for the safe, efficient and reliable operation of Duke Energy's fleet of nuclear, natural gas, hydro, solar and coal units.

CYBERSECURITY
•The EVP, Customer Experience, Solutions and Services of Duke Energy has gained cybersecurity experience through focusing on transmission and the development of long-term grid strategies and solutions and through a prior role as Chief Distribution Officer, overseeing the safe, reliable, and efficient operation of Duke Energy’s electric distribution systems, and through serving on the board of the Association of Edison Illuminating Companies.
•The EVP and Chief Commercial Officer of Duke Energy has cybersecurity experience gained through responsibility for enterprise technology and security, among other areas.
•The CSISO of Duke Energy has over 25 years of experience building and leading security teams within multiple industries. The CSISO holds a Secret Security clearance and is committed to strengthening U.S. critical infrastructure through active collaboration with federal partners at the Federal Bureau of Investigation, Department of Energy, Department of Homeland Security, and state partners including the national guard, law enforcement and universities.
•The CIO of Duke Energy has over 25 years of experience in delivering secure information technology solutions across multiple industries, leading technology delivery for all core business functions. The CIO holds a Secret Security clearance and has active interactions and partnership with the Federal Bureau of Investigation, Edison Electric Institute and State Fusion Centers in the jurisdictions that Duke Energy serves.

PROPERTIES
ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the EU&I's generation stations as of December 31, 2023. The MW displayed in the table below are based on winter capacity for Fossil, Nuclear and Hydro generation stations, and nameplate capacity for Renewable generation stations. Ownership interest in all facilities is 100% unless otherwise indicated.
Prior to December 31, 2023, summer capacity was displayed for all EU&I generation stations in the table below. Certain registrants' IRPs, including those filed in North Carolina and South Carolina in 2023, currently use winter capacity for Fossil, Nuclear and Hydro stations as winter capacity is generally a more accurate representation of that stations' ability to support peak capacity requirements due to a higher risk of reliability challenges during the winter months in those jurisdictions. Additionally, analysis of resource adequacy across all jurisdictions demonstrates that as solar adoption increases, there is a higher risk of reliability challenges in the winter. As such, most of Duke Energy's IRPs are expected to shift toward winter planning. See Item 7, "Other Matters" for additional information on IRPs. Nameplate capacity is generally viewed as a transparent representation of the Renewable stations since their output varies by day, month, and real-time weather conditions, particularly with solar facilities, which may or may not be paired with battery storage depending on the location. The Owned MW Capacity based on summer capacity as of December 31, 2023, is 50,302 MW for all of EU&I.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,618
McGuire	Nuclear	Uranium	NC	2,386
Catawba(a)	Nuclear	Uranium	SC	588
Belews Creek	Fossil	Coal/Gas	NC	2,220
Marshall	Fossil	Coal/Gas	NC	2,078
Lincoln Combustion Turbine (CT)	Fossil	Gas/Oil	NC	1,507
J.E. Rogers	Fossil	Coal/Gas	NC	1,395
Rockingham CT	Fossil	Gas/Oil	NC	895
Mill Creek CT	Fossil	Gas/Oil	SC	751
Buck CC	Fossil	Gas	NC	718
Dan River CC	Fossil	Gas	NC	718
W.S. Lee Combined Cycle (CC)(b)	Fossil	Gas	SC	706
Allen	Fossil	Coal	NC	426
W.S. Lee CT	Fossil	Gas/Oil	SC	96
Clemson CHP	Fossil	Gas	SC	16
Bad Creek	Hydro	Water	SC	1,600
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (18 plants)	Hydro	Water	NC/SC	584
Distributed generation	Renewable	Solar	NC	178
Total Duke Energy Carolinas				20,736

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,928
Harris	Nuclear	Uranium	NC	1,009
Robinson	Nuclear	Uranium	SC	793
Roxboro	Fossil	Coal	NC	2,462
Smith CC	Fossil	Gas/Oil	NC	1,250
H.F. Lee CC	Fossil	Gas/Oil	NC	1,054
Wayne County CT	Fossil	Gas/Oil	NC	975
Smith CT	Fossil	Gas/Oil	NC	960
L.V. Sutton CC	Fossil	Gas/Oil	NC	719
Mayo	Fossil	Coal	NC	713
Asheville CC	Fossil	Gas/Oil	NC	560
Asheville CT	Fossil	Gas/Oil	NC	370
Darlington CT	Fossil	Gas/Oil	SC	264
Weatherspoon CT	Fossil	Gas/Oil	NC	164
L.V. Sutton CT	Fossil	Gas/Oil	NC	97
Blewett CT	Fossil	Oil	NC	68
Walters	Hydro	Water	NC	112
Other small facilities (3 plants)	Hydro	Water	NC	116
Distributed generation	Renewable	Solar	NC	141
Asheville – Rock Hill Battery	Renewable	Storage	NC	9
Hot Springs Microgrid	Renewable	Storage	NC	6
Total Duke Energy Progress				13,770

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Hines CC	Fossil	Gas/Oil	FL	2,149
Citrus County CC	Fossil	Gas	FL	1,854
Crystal River	Fossil	Coal	FL	1,442
Bartow CC	Fossil	Gas/Oil	FL	1,259
Intercession City CT	Fossil	Gas/Oil	FL	1,146
Anclote	Fossil	Gas	FL	1,035
DeBary CT	Fossil	Gas/Oil	FL	661
Osprey CC	Fossil	Gas/Oil	FL	611
Tiger Bay CC	Fossil	Gas/Oil	FL	230
Bayboro CT	Fossil	Oil	FL	226
Bartow CT	Fossil	Gas/Oil	FL	212
Suwannee River CT	Fossil	Gas	FL	194
University of Florida CoGen CT	Fossil	Gas	FL	50
Lake Placid Battery (microgrid)	Renewable	Storage	FL	17
Trenton Battery	Renewable	Storage	FL	11
Micanopy Battery	Renewable	Storage	FL	8
Jennings Battery	Renewable	Storage	FL	6
Cape San Blas Battery	Renewable	Storage	FL	6
Distributed generation	Renewable	Solar	FL	1,186
Total Duke Energy Florida				12,303

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	564
Distributed generation	Renewable	Solar	KY	9
Total Duke Energy Ohio				1,173

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(c)	Fossil	Coal	IN	2,845
Cayuga(d)	Fossil	Coal/Oil	IN	1,015
Madison CT	Fossil	Gas	OH	704
Edwardsport	Fossil	Coal/Gas	IN	578
Wheatland CT	Fossil	Gas	IN	508
Vermillion CT(e)	Fossil	Gas	IN	477
Noblesville CC	Fossil	Gas/Oil	IN	310
Henry County CT(f)	Fossil	Gas/Oil	IN	134
Cayuga CT	Fossil	Gas/Oil	IN	105
Purdue CHP	Fossil	Gas	IN	16
Markland	Hydro	Water	IN	54
Distributed generation	Renewable	Solar	IN	29
Camp Atterbury Battery	Renewable	Storage	IN	5
Nabb Battery	Renewable	Storage	IN	5
Crane Battery	Renewable	Storage	IN	5
Total Duke Energy Indiana				6,790

Owned MW
Totals by Type	Capacity
Total Electric Utilities	54,772
Totals by Plant Type
Nuclear	9,322
Fossil	40,107
Hydro	3,722
Renewable	1,621
Total Electric Utilities	54,772
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
(d)Includes Cayuga Internal Combustion.
(e)Jointly owned with WVPA. Duke Energy Indiana's ownership is 62.5% of the facility.
(f)Includes 50 MW, which are contracted to WVPA.
The following table provides information related to EU&I's electric transmission and distribution properties as of December 31, 2023.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,100	—	—	—	400	700
Miles of 230 kV	8,500	2,700	3,400	1,700	—	700
Miles of 100 to 161 kV	12,600	6,900	2,600	1,000	700	1,400
Miles of 13 to 69 kV	8,100	2,800	—	2,200	600	2,500
Total conductor miles of electric transmission lines	31,400	13,000	6,300	5,100	1,700	5,300
Electric Distribution Lines
Miles of overhead lines	171,100	66,600	44,300	25,000	13,300	21,900
Miles of underground line	111,800	43,600	28,900	22,900	6,500	9,900
Total conductor miles of electric distribution lines	282,900	110,200	73,200	47,900	19,800	31,800
Number of electric transmission and distribution substations	3,000	1,200	500	500	300	500
Substantially all of EU&I's electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.

PROPERTIES
GAS UTILITIES AND INFRASTRUCTURE
GU&I owns transmission pipelines and distribution mains that are generally underground, located near public streets and highways, or on property owned by others for which Duke Energy Ohio and Piedmont have obtained the necessary legal rights to place and operate facilities on such property located within the GU&I service territories. The following table provides information related to GU&I's natural gas distribution as of December 31, 2023.

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	35,700	7,700	28,000
Miles of natural gas service lines	28,800	6,700	22,100
OTHER
Duke Energy owns approximately 7.1 million square feet and leases approximately 2.5 million square feet of corporate, regional and district office space spread throughout its service territories. See Note 11, "Property, Plant and Equipment," for further information.
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

SECURITIES INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2024, there were 121,476 Duke Energy common stockholders of record. For information on dividends, see the "Dividend Payments" section of Management's Discussion and Analysis.
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
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2023

There were no repurchases of equity securities during the fourth quarter of 2023.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Stock Performance Graph

The following performance graph compares the cumulative TSR from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Index for the past five years. The graph assumes an initial investment of $100 on December 31, 2018, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
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
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2023, 2022 and 2021.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, for a discussion of variance drivers for the year ended December 31, 2022, as compared to December 31, 2021.
DUKE ENERGY
Duke Energy, an energy company headquartered in Charlotte, North Carolina, operates in the U.S. primarily through its subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Executive Overview
At Duke Energy, we remain focused on continuing to advance our clean energy transition while maintaining affordability and reliability for our customers and delivering on our commitments to our communities, employees, investors, and other stakeholders. The fundamentals of our business are strong and allow us to deliver growth in earnings and dividends in a low-risk, predictable and transparent way. In 2023, we continued to make progress, generating positive strategic and regulatory outcomes, navigating rising interest rates, lower volumes due to mild temperatures and other macroeconomic headwinds, while meeting our near-term financial commitments and continuing to provide the safe and reliable service that our communities depend on.
In 2023, we furthered our transition to a fully regulated utility by closing on the sale of our commercial utility-scale solar and wind group and our distributed generation operations. We advanced a variety of regulatory priorities resulting in positive outcomes and modern recovery mechanisms, and continued to engage with our customers and the communities in our jurisdictions. We also continue to make the investments necessary to support our ongoing clean energy transition and a business portfolio that delivers a reliable and growing dividend, with 2023 representing the 97th consecutive year Duke Energy paid a cash dividend on its common stock.

MD&A	DUKE ENERGY
Financial Results
(a)See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted EPS as well as a reconciliation of this non-GAAP financial measure to net income available to Duke Energy and net income available to Duke Energy per basic share.
Duke Energy's 2023 Net Income Available to Duke Energy Corporation (GAAP Reported Earnings) was impacted by higher regulatory charges in the prior year. Additional drivers primarily include growth from riders and other retail margin, favorable rate case impacts, lower operations and maintenance expense and lower tax expense. These items were partially offset by higher interest and depreciation expense, unfavorable weather and lower volumes. See “Results of Operations” below for a detailed discussion of the consolidated results of operations and a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.
2023 Areas of Focus and Accomplishments
Clean Energy Transition. Our industry continues to experience an unprecedented level of change and 2023 was a dynamic year for our company as we navigated ongoing macroeconomic headwinds and continued to execute on our strategic priorities and deliver on our vision.
Generating Cleaner Energy
We are targeting energy generated from coal to represent less than 5% of total generation by 2030 and a full exit by 2035, subject to regulatory approvals, as part of the largest planned coal fleet retirement in the industry. We have made strong progress to date in reducing carbon emissions from electricity generation (a 48% reduction from 2005) and have established goals to do more (at least 50% reduction by 2030, 80% by 2040, and net zero by 2050). We are also working to reduce Scope 2 and certain Scope 3 emissions, including emissions from upstream purchased power and fossil fuel purchases, as well as downstream customer use of natural gas, by 50% by 2035, on the way to net zero by 2050.
Duke Energy was one of the first utilities to address the totality of its impact – approximately 95% of the Company's greenhouse gas emissions are tied to a measurable net zero goal. Over the next decade, we expect to deploy between approximately $170 and $180 billion of capital into our regulated businesses, driven by clean energy transition investments. These investments will drive substantial economic benefits for the communities we serve and reduce our customers' exposure to fuel volatility. We have filed and refined comprehensive IRPs consistent with this strategy in multiple jurisdictions, allowing us to make needed investments to increase grid resiliency and enable coal plant retirements, renewables and energy storage.
As we look beyond 2030, we will need additional tools to continue our progress. We will actively work to advocate for research and development and deployment of carbon-free, dispatchable resources. This includes longer-duration energy storage, advanced nuclear technologies, carbon capture and zero-carbon fuels.
Sale of Commercial Renewables
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business, excluding the offshore wind contract for Carolina Long Bay. As we look forward to the remainder of this decade and beyond, we have line of sight to significant renewable, grid and other investment opportunities within our faster-growing regulated operations. We closed on the sales of the commercial utility-scale solar and wind group and the distributed generation group in October 2023, facilitating our transition to a fully regulated utility.

MD&A	DUKE ENERGY
Carolinas Integrated Resource Plan
HB 951 was passed in 2021 reflecting North Carolina policy accelerating a clean energy transition for generation while continuing to prioritize affordability and reliability for our customers. The legislation established a framework overseen by the NCUC to advance state CO2 emission reductions in North Carolina through the use of least cost planning, including stakeholder involvement, and also introduced modernized recovery mechanisms under PBR, which consists of MYRP, PIMS, and residential decoupling, and promotes more efficient recovery of investments and aligns incentives between the Company and the state’s energy policy objectives.
In May 2022, we filed a proposed Carbon Plan with the NCUC that outlined potential pathways toward achieving the HB 951 carbon reduction targets while balancing affordability and reliability for our customers and in December 2022, the NCUC issued an order adopting its initial Carbon Plan, which included a set of near-term actions to support meeting the state's carbon reduction goals. In August 2023, Duke Energy Carolinas and Duke Energy Progress filed an updated combined systemwide Carolinas IRP with the NCUC and the PSCSC, setting the course for the next 15 years of our clean energy transition. The plan outlined the diverse resources required to serve customers reliably and to achieve our clean energy transition in both states. In January 2024, we filed supplemental modeling and analysis with the NCUC and PSCSC due to substantially increased load forecasts resulting from continued economic development successes in the Carolinas occurring since the system-wide plan was prepared.
Modernizing the Power Grid and Natural Gas Infrastructure
We are leveraging new technology, digital tools and data analytics across the business in response to a transforming landscape and our grid improvement programs continue to be a key component of our growth strategy. Modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding, helps to ensure the system is better prepared for severe weather, improves the system's reliability and flexibility, and provides better information and services for our customers. We continue to enhance our customers' experience with the Self-Optimizing Grid (SOG), our flagship grid improvement program spanning all of Duke Energy’s regulated utilities. In 2023, our SOG investments helped to avoid approximately 330,000 customer interruptions across our six-state electric service area, preventing customers from having more than 1.4 million hours of lost outage time during major events.
Investments in integrity management of our natural gas infrastructure continue to be of importance to ensure reliable, safe, and increasingly clean delivery of natural gas to our customers. Recognizing the importance of natural gas, we continue to work toward a net-zero methane emission goal by 2030 related to our natural gas distribution business. In our LDC business, we remain focused on reducing methane emissions, leveraging our partnerships, emissions platform, sensors and other technologies to find and fix leaks in near real time. We also use cross compression to avoid releasing natural gas into the atmosphere during certain operational activities.
In October, we announced plans to build and operate our first system capable of producing, storing and combusting 100% green hydrogen. The one-of-its-kind, end-to-end system will use solar energy at Duke Energy Florida's 74.5-MW DeBary solar plant to produce green hydrogen for an upgraded on-site CT designed to operate on a blend of natural gas and hydrogen or up to 100% hydrogen. We anticipate the system will be installed and fully functioning in 2024, providing access to on-demand, dispatchable, increasingly clean energy for our Duke Energy Florida customers.
Response to Macroeconomic Headwinds. While 2023 presented unique macroeconomic challenges, Duke Energy has a demonstrated track record of executing on our business plans while driving efficiencies and productivity in the business. Despite rising interest rates and near-record mild weather across all of our service territories, we achieved financial results within our adjusted EPS guidance and continued our cost-management journey with a focus on driving productivity, increasing flexibility and prioritizing spend based on risk and strategic value to our customers and investors. We executed on our Workload Reduction Initiative launched in late 2022 while building on our culture of continuous improvement to continue to identify ways to reduce operating costs. We remain focused on organization simplification, automation, reducing service levels provided to internal customers as appropriate, outsourcing, and continued operational excellence.
Volatile commodity prices led to rapid fuel cost increases in 2022, impacting the price of electricity in all of our jurisdictions. We actively worked to manage and maintain prices at lower levels than they otherwise would have been in light of increased commodity prices, working with our regulators to extend recovery periods in certain jurisdictions in a way that was manageable for our customers. In 2023, we made substantial progress, recovering $1.5 billion in deferred fuel costs this year. With these actions, lower fuel prices, and increased stability in these markets during 2023, we anticipate to be in line with our historical average balance of deferred fuel costs by the end of 2024.
While inflation has moderated to a degree, we continue to successfully navigate supply chain challenges including longer lead times and shortages of solar panels and other equipment. We execute longer supply agreements and proactively secure equipment in advance of hurricane season. Our procurement teams continue to execute on action plans to enhance planning, augment supply, amend operations and leverage our scale to continue to mitigate these risks to the extent possible.
Recent macroeconomic headwinds aside, the level of economic development success and growth experienced in our service territories is significantly above what we have experienced over the last two decades. In 2023, Site Selection magazine recognized Duke Energy as a “Top Utility in Economic Development," recognizing our critical role and successful efforts working with our state partners to win 67 projects this year alone, representing approximately $22 billion in new capital investment and 15,000 new jobs within our service territories. These projects include transformational electric vehicle and battery manufacturing facilities as well as data centers. Supporting the increasing generation load demands expected from projects like these in the coming years is an immense opportunity for our Company and the communities we proudly serve.
Constructive Regulatory and Legislative Outcomes. One of our long-term strategic goals is to achieve modernized regulatory constructs across all of our jurisdictions. Modernized constructs provide benefits, which include improved earnings and cash flows through more timely recovery of investments, as well as stable pricing for customers. Grid investment riders in the Midwest and Florida enable more timely cost recovery and earnings growth and we have a MYRP in Florida through 2024.
In North Carolina, as highlighted above, HB 951 authorizes the use of modernized regulatory constructs under the direction of the NCUC. In October 2022, Duke Energy Progress filed its first North Carolina rate case utilizing PBR and reached partial settlements on key matters in April and May 2023. In August 2023, the NCUC issued a constructive order approving these partial settlements and Duke Energy Progress' PBR Application with certain modifications, marking the first implementation of an MYRP under the performance-based regulations authorized by HB 951. Duke Energy Progress implemented revised Year 1 rates on October 1, 2023. In January 2023, we also filed a Duke Energy Carolinas rate case in North Carolina, which incorporated elements of PBR. In August 2023, we reached partial settlements on key matters with the Public Staff and received a constructive order from the NCUC in December 2023, with new rates effective January 2024. After more than a decade of work, these rate cases mark a significant milestone in securing regulatory approval of modern ratemaking structures in North Carolina.

MD&A	DUKE ENERGY
In addition to the Duke Energy Progress and Duke Energy Carolinas rate cases in North Carolina, we continued to move a variety of other regulatory initiatives forward during 2023. In February 2023, the PSCSC approved a constructive comprehensive settlement with all parties in the Duke Energy Progress South Carolina rate case and we implemented new customer rates effective April 1, 2023. In the Midwest, we received a constructive order on our Duke Energy Kentucky electric rate case in October 2023. As it relates to our natural gas businesses, in Duke Energy Ohio, we filed a stipulation on key matters in our base rate case with all parties except the OCC in April 2023. We received an order approving the stipulation in November 2023. In September 2023, the TPUC approved a settlement related to our Annual Review Mechanism in Tennessee, with adjusted rates effective October 1, 2023. Overall, this was a very active year as it relates to regulatory filings, which reflects the important investments and ongoing clean energy transition across all our service territories.
In 2022, storm securitization legislation was passed in South Carolina, providing the opportunity to securitize deferred storm costs and lower the bill impacts for our customers. In 2023, we made progress on our South Carolina storm securitization filings. The PSCSC approved a comprehensive settlement in September 2023 and issued its financing order in October 2023. Also in South Carolina, we filed a Duke Energy Carolinas rate case with the PSCSC in January 2024.
We also continued to evaluate the impacts of the Inflation Reduction Act, which is expected to have significant benefits to customers and lower the cost of the clean energy transition. In 2023, we worked to advocate successfully for the best interests of our customers, communities, and Company in important areas, including the preservation and application of nuclear PTCs in the regulated utility business model.
Customer Satisfaction. Duke Energy continues to transform the customer experience through our use of customer data to better inform operational priorities and performance levels. This data-driven approach allows us to identify the investments that are most important to the customer experience. While customer satisfaction across our industry continues to be impacted by the macroeconomic environment and the impacts of inflationary pressures including higher fuel prices on customer bills, our work continues to be recognized by our customers, with strong customer satisfaction scores in our jurisdictions including Piedmont, which was ranked number one in customer satisfaction by J.D. Power for residential natural gas service in the south for the second year in a row.
Operational Excellence, Safety and Reliability. The reliable and safe operation of our power plants, electric distribution system and natural gas infrastructure in our communities continues to be foundational to serving our customers, our financial results, and our credibility with stakeholders. Late 2022 presented unique challenges to the grid in our service territories, including attacks on two substations in Moore County, North Carolina, and extreme winter weather that forced us to take unprecedented measures to ensure the integrity of our systems in North Carolina.
Following the Moore County Substation attack, we reassessed the criticality of every substation, evaluated new security tools and technology, and conducted benchmarking with peer utilities. We created a plan to enhance physical security and resiliency at sites that are critical to the Bulk Electric System and those with the greatest impact to customers. We will work to implement these enhancements across all jurisdictions, representing an investment of approximately $500 million over the next three years. In North Carolina, recovery has been approved through the MYRP. Cost recovery requests in South Carolina, Florida and the Midwest are expected to be included in future rate cases.
In December 2022, high winds and extreme cold from Winter Storm Elliott, customer demand that was higher than forecasted, and the inability to import additional power from out of state, resulted in the need to temporarily interrupt service to about 500,000 customers to maintain overall grid reliability and prevent further potential disruptions in the Carolinas. In 2023, we established the Bulk Electric System Oversight Board to provide executive oversight of programs and policies designed to ensure energy adequacy for our customers. We practiced our forecasting, grid assessment, oversight, and governance processes throughout the summer, as hot weather challenged operations from time to time. We will continue to work to ensure that our grid and fleet can withstand the stress of extreme weather on our system, evaluate lessons learned and enhance our strategy and communications to effectively serve our customers now and in the future.
Despite these recent challenges, our regulated generation fleet and nuclear sites had strong performance throughout the year and our electric distribution system performed well. The safety of our workforce is a core value and we remain an industry leader in personal safety. In 2023, we achieved one of the best safety records in our company’s history with our TICR significantly above target. For the eighth consecutive year, we ranked first among North American combined gas and electric companies in Edison Electric Institute’s (EEI) annual safety survey, and our gas operations organization finished in the top 10% for the third year in a row, according to the American Gas Association. And, for the first time since our merger with Progress Energy in 2012, we finished the year with less than 100 Occupational Safety and Health Administration recordable incidents. In addition, we continued our strong environmental performance, with no reportable environmental events.
Our workforce and our contract partners worked hard to prepare for this year’s storm season, through drills, material planning, call center readiness, contingency planning, and customer communications. This summer, we experienced extreme weather across our regions, including a July 4 series of major storms in the Midwest, numerous storms in July and August in the Carolinas, and Hurricane Idalia in August, impacting Florida and the east coast of the Carolinas. We safely restored power to 95% of affected customers within 48 hours. Our preparation and robust communications to our customers and communities enhanced our reputation and built stakeholder loyalty and support.
Our ability to effectively handle all facets of the 2023 storm response efforts while making ongoing investments to enhance the reliability and physical security of the grid, mitigate ongoing macroeconomic challenges, and navigate supply chain constraints, is a testament to our team’s extensive preparation and coordination, applying lessons learned from previous storms, and to on-the-ground management throughout the restoration efforts. Duke Energy has received 20 Emergency Response Awards since EEI began recognizing storm response in 1998 (including 11 for assisting other utilities).
Duke Energy Objectives – 2024 and Beyond
At Duke Energy, our business strategy centers on delivering reliable, affordable and cleaner energy to our customers and communities, safely transforming and readying our system by investing in innovative technologies, modernizing our gas and electric infrastructure and expanding and integrating efficiency and demand management programs. As we transition our business to cleaner sources of energy, we are focused on delivering sustainable value for our customers and shareholders by leveraging business transformation to exceed customer expectations, optimizing investments to drive attractive shareholder returns, and by providing new product offerings and solutions that deliver growth and customer value. To achieve these major milestones, we are shaping the landscape by partnering with stakeholders, championing public policy that advances innovation, and advancing regulatory models that support carbon and methane emission reductions.

MD&A	DUKE ENERGY
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
Duke Energy Carolinas and Duke Energy Progress have approximately $1.6 billion and $1.2 billion, respectively, in regulatory assets related to coal ash retirement obligations as of December 31, 2023. Future spending, including amounts recorded for depreciation and liability accretion, is expected to continue to be deferred and recovered in future rate cases or rider filings. The majority of spend is primarily expected to occur over the next 10 years.
Duke Energy Indiana has interpreted the CCR Rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and established methods of compliance. Interpretation of the requirements of the CCR Rule is subject to further legal challenges and regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater AROs. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR Rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. Duke Energy Indiana has approximately $408 million in regulatory assets related to coal ash asset retirement obligations as of December 31, 2023. See “Other Matters” and Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for more information.
Fuel Cost Recovery
As a result of rapidly rising commodity costs during 2022, including natural gas, fuel and purchased power prices in excess of amounts included in fuel-related revenues led to an increase in the undercollection of fuel costs from customers in jurisdictions including Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These amounts were deferred in regulatory assets and impacted the cash flows of the registrants, including increased borrowings to temporarily finance related expenditures until recovery. Natural gas costs stabilized in 2023 and the Duke Energy Registrants are making progress collecting deferred fuel balances. Regulatory filings have been made and approved for recovery of all remaining uncollected 2022 fuel costs. Across all jurisdictions, Duke Energy recovered $1.5 billion of deferred fuel costs in 2023, and expects deferred fuel cost balances to be back in line with historical norms by the end of 2024. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters" for more information.
Commercial Renewables
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables Disposal Groups. The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. Duke Energy entered into purchase and sale agreements with affiliates of Brookfield in June 2023 for the sale of the utility-scale solar and wind group and with affiliates of ArcLight in July 2023 for the distributed generation group. Both transactions closed in October 2023 and proceeds from the sales were used for debt avoidance. Duke Energy expects to complete the disposition of the remaining assets in the first half of 2024. For more information, see Note 2 to the Consolidated Financial Statements, "Dispositions."
In February 2021, a severe winter storm impacted certain Commercial Renewables assets in Texas. Extreme weather conditions limited the ability for these solar and wind facilities to generate and sell electricity into the market. Originally, Duke Energy (Parent) was named in multiple lawsuits arising out of this winter storm, but the plaintiffs have dismissed Duke Energy (parent) from these lawsuits. The legal actions related to all but one of the project companies in this matter transferred to affiliates of Brookfield in conjunction with the transaction closing in October 2023. For more information, see Note 5 to the Consolidated Financial Statements, "Commitments and Contingencies."
Supply Chain
In 2023, Duke Energy has experienced modest improvement in the stability of the markets for key materials purchased and used by the Company. The Company continues to monitor developments, including proposed federal regulations, that could disrupt or impact the Company's supply chain and, as a result, may impact Duke Energy's execution of its capital plan, future financial results, or the achievement of its clean energy goals.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2023, as described in Note 12 to the Consolidated Financial Statements, "Goodwill and Intangible Assets." As of August 31, 2023, all of Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. While no goodwill impairment charges were recorded in 2023, the potential for continued interest rate pressures, and the related impact on the weighted average cost of capital, without timely or adequate updates to the regulated allowed return on equity or deteriorating economic conditions impacting GU&I's future cash flows or equity valuations of peer companies could impact the estimated fair value of GU&I, and goodwill impairment charges could be recorded in the future. The carrying value of goodwill within GU&I for Duke Energy Ohio was approximately $324 million as of December 31, 2023.
Other
Duke Energy continues to monitor general market conditions, including the potential for continued interest rate pressures on the Company's cost of capital, which may impact Duke Energy's execution of its capital plan, future financial results, or the achievement of its clean energy goals.

MD&A	DUKE ENERGY
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
Special items included in the periods presented include the following, which management believes do not reflect ongoing costs:
•Regulatory matters primarily represents net impairment charges related to Duke Energy Carolinas' and Duke Energy Progress' North Carolina rate case orders.
•Organizational optimization costs represent amounts associated with strategic repositioning to a fully regulated utility, and primarily consist of severance costs, consultant fees and impairment charges for certain nonregulated assets.
•Regulatory matters and litigation primarily represents the net impact of charges related to the Indiana court rulings on coal ash and other unrelated ongoing litigation.
•Workplace and workforce realignment represents costs attributable to business transformation, including long-term real estate strategy changes and workforce reduction.
Discontinued operations primarily includes impairments on the sale of the Commercial Renewables business and results from Duke Energy's     Commercial Renewables Disposal Groups.
Duke Energy’s adjusted earnings and adjusted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2023		2022
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$2,735	$3.54	$2,444	$3.17
Adjustments to Reported:
Organizational Optimization(a)	95	0.13	—	—
Regulatory Matters(b)	64	0.08	—	—
Regulatory Matters and Litigation(c)	—	—	295	0.39
Workplace and Workforce Realignment(d)	—	—	105	0.14
Discontinued Operations(e)	1,391	1.81	1,216	1.57
Adjusted Earnings/Adjusted EPS	$4,285	$5.56	$4,060	$5.27
(a)    Net of tax benefit of $29 million. $110 million recorded within Operations, maintenance and other and $14 million within Impairment of assets and other charges.
(b)    Net of $20 million tax benefit. $68 million within Impairment of assets and other charges and $16 million within Operations, maintenance and other.
(c)    Net of tax benefit of $128 million. $386 million recorded within Impairment of assets and other charges, $46 million within Regulated electric (Operating Revenues) and $34 million within Net (Income) Loss Attributable to Noncontrolling Interests. $25 million recorded within Operations, maintenance and other.
(d)    Net of tax benefit of $31 million. $72 million recorded within Impairment of assets and other charges, $71 million recorded within Operations, maintenance and other and a $7 million gain recorded in Gains on sales of other assets and other.
(e)    Recorded in Loss from Discontinued Operations, net of tax, and Net (Income) Loss Attributable to Noncontrolling Interests.
Year Ended December 31, 2023, as compared to 2022
GAAP Reported EPS was $3.54 for the year ended December 31, 2023, compared to $3.17 for the year ended December 31, 2022. In addition to the drivers below, the increase in GAAP Reported Earnings/EPS was also due to higher regulatory charges in the prior year.

MD&A	DUKE ENERGY
As discussed and shown in the table above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $5.56 for the year ended December 31, 2023, compared to $5.27 for the year ended December 31, 2022. The increase in Adjusted Earnings/Adjusted EPS was primarily due to growth from riders and other retail margin, favorable rate case impacts, lower operations and maintenance expense and lower tax expense. These items were partially offset by higher interest and depreciation expense, unfavorable weather and lower volumes.
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
Electric Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$26,921	$26,024	$897
Operating Expenses
Fuel used in electric generation and purchased power	9,164	8,862	302
Operations, maintenance and other	5,309	5,354	(45)
Depreciation and amortization	4,684	4,550	134
Property and other taxes	1,320	1,315	5
Impairment of assets and other charges	75	374	(299)
Total operating expenses	20,552	20,455	97
Gains on Sales of Other Assets and Other, net	28	7	21
Operating Income	6,397	5,576	821
Other Income and Expenses, net	517	467	50
Interest Expense	1,850	1,565	285
Income Before Income Taxes	5,064	4,478	586
Income Tax Expense	742	536	206
Less: Income Attributable to Noncontrolling Interest	99	13	86
Segment Income	$4,223	$3,929	$294

Duke Energy Carolinas GWh sales	87,635	90,915	(3,280)
Duke Energy Progress GWh sales	66,717	70,435	(3,718)
Duke Energy Florida GWh sales	43,384	46,214	(2,830)
Duke Energy Ohio GWh sales	23,307	24,269	(962)
Duke Energy Indiana GWh sales	30,219	31,979	(1,760)
Total Electric Utilities and Infrastructure GWh sales	251,262	263,812	(12,550)
Net proportional MW capacity in operation(a)	54,404	54,347	57
(a)    Net proportional MW capacity in operation reflects winter/nameplate capacity as of December 31, 2023, and 2022. See Item 2, "Properties" for further details.
Year Ended December 31, 2023, as compared to 2022
EU&I’s higher segment income was due to higher revenues from rate cases across multiple jurisdictions and the prior year Indiana court rulings on recovery of certain coal ash costs, partially offset by unfavorable weather, lower weather-normal retail sales volumes and higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $902 million increase in fuel revenues primarily due to higher fuel cost recovery in the current year;
•a $363 million increase in storm revenues at Duke Energy Florida due to hurricanes Ian and Nicole collections;
•a $276 million increase due to higher pricing at Duke Energy Progress from the South Carolina rate case and interim rates from the North Carolina rate case, the Duke Energy Ohio electric rate case, the Duke Energy Kentucky electric rate case and Ohio tax reform deferrals in prior year, and base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida;

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
•a $115 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers compared to the prior year at Duke Energy Carolinas and increased Storm Protection Plan rider revenue at Duke Energy Florida; and
•a $67 million increase due to the provision for rate refund recognized in the prior year related to the Indiana Supreme Court ruling on recovery of certain coal ash costs.
Partially offset by:
•a $341 million decrease in retail sales due to unfavorable weather compared to prior year;
•a $323 million decrease in wholesale revenues primarily due to lower demand at Duke Energy Florida and lower prices at Duke Energy Indiana; and
•a $173 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $302 million increase in fuel used in electric generation and purchased power due to changes in the generation mix at Duke Energy Carolinas and recovery of fuel expense at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida; and
•a $134 million increase in depreciation and amortization primarily due to higher plant in service, partially offset by the amortization of the DOE settlement regulatory liability at Duke Energy Florida.
Partially offset by:
•a $299 million decrease in impairment of assets and other charges primarily due to the Indiana court rulings on recovery of certain coal ash costs in the prior year, partially offset by rate case impacts at Duke Energy Carolinas and Duke Energy Progress in the current year; and
•a $45 million decrease in operation, maintenance and other expense primarily due to decrease in spend on outside services and lower project costs at Duke Energy Carolinas and Duke Energy Progress, partially offset by an increase in storm amortization at Duke Energy Florida.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of the Mint Street parking deck.
Other Income and Expenses, net. The variance was primarily due to non-service pension expense.
Interest Expense. The variance was primarily driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT. The ETRs for the years ended December 31, 2023, and 2022, were 14.7% and 12.0%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT.
Income Attributable to Noncontrolling Interest. The increase was due to the second and final tranche of the GIC minority interest sale.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$2,266	$2,840	$(574)
Operating Expenses
Cost of natural gas	593	1,276	(683)
Operation, maintenance and other	455	532	(77)
Depreciation and amortization	349	327	22
Property and other taxes	129	138	(9)
Impairment of assets and other charges	(4)	(12)	8
Total operating expenses	1,522	2,261	(739)
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	744	580	164
Other income and expenses, net	106	78	28
Interest Expense	217	182	35
Income Before Income Taxes	633	476	157
Income Tax Expense	116	8	108
Add: Loss Attributable to Noncontrolling Interest	2	—	2
Segment Income	$519	$468	$51

Piedmont Local Distribution Company (LDC) throughput (Dth)	569,752,712	628,035,471	(58,282,759)
Duke Energy Midwest LDC throughput (MCF)	80,252,769	90,010,669	(9,757,900)
Year Ended December 31, 2023, as compared to 2022
GU&I's results were impacted primarily by margin growth partially offset by higher interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $683 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:
•a $26 million increase due to customer growth;
•a $19 million increase due to North Carolina IMR;
•a $15 million increase due to the MGP Settlement in prior year;
•an $11 million increase due to Tennessee ARM revenue recognition;
•a $9 million increase due to due to secondary marketing sales;
•a $6 million increase in Ohio tax reform deferrals; and
•a $4 million increase due to rider revenues.
Operating Expenses. The variance was driven primarily by:
•a $683 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs; and
•a $77 million decrease in operations, maintenance and other due to the MGP Settlement in prior year, lower labor costs, retirement of propane facilities and pipeline safety and integrity work.
Partially offset by:
•a $22 million increase in depreciation and amortization due to additional plant in service and lower CEP deferrals.
Other Income and Expenses, net. The variance was primarily due to revisions in estimated ACP ARO closure costs and higher AFUDC equity income.
Interest Expense. The variance was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of EDIT related to the MGP Settlement recorded in the prior year and an increase in pretax income. The ETRs for the years ended December 31, 2023, and 2022, were 18.3% and 1.7%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT related to the MGP Settlement recorded in the prior year.

MD&A	SEGMENT RESULTS - OTHER
Other

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$134	$122	$12
Operating Expenses	249	298	(49)
Gains on Sales of Other Assets and Other, net	24	14	10
Operating Loss	(91)	(162)	71
Other Income and Expenses, net	258	65	193
Interest Expense	1,097	778	319
Loss Before Income Taxes	(930)	(875)	(55)
Income Tax Benefit	(420)	(244)	(176)
Less: Preferred Dividends	106	106	—
Net Loss	$(616)	$(737)	$121
Year Ended December 31, 2023, as compared to 2022
The lower net loss was driven by an increase in the tax benefit due to a favorable adjustment related to certain allowable tax deductions, a franchise tax benefit and higher returns on investments, partially offset by higher interest expense.
Operating Expenses. The decrease was primarily driven by franchise tax refunds in the current year and higher asset impairments in the prior year, partially offset by higher severance costs associated with strategic repositioning as the Company transitions to a fully regulated utility.
Other Income and Expenses, net. The variance was primarily due to higher return on investments that fund certain employee benefit obligations and higher yields on captive insurance investments.
Interest Expense. The variance was primarily due to higher interest rates on long-term debt and commercial paper, and higher outstanding long-term debt balances.
Income Tax Benefit. The increase in the tax benefit was primarily due to benefits associated with ongoing tax efficiency efforts and an increase in pretax losses. The ETRs for the year ended December 31, 2023, and 2022, were 45.2% and 27.9%, respectively. The increase in the ETR was primarily due to benefits associated with ongoing tax efficiency efforts. In 2023, the Company evaluated the deductibility of certain items spanning periods currently open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment of approximately $120 million.
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

	Years Ended December 31,
(in millions)	2023	2022	Variance
Loss From Discontinued Operations, net of tax	$(1,455)	$(1,323)	$(132)
Year Ended December 31, 2023, as compared to 2022
The variance was primarily driven by lower results from Duke Energy's Commercial Renewables Disposal Groups in the current year.

MD&A	DUKE ENERGY CAROLINAS
SUBSIDIARY REGISTRANTS
Basis of Presentation
The results of operations and variance discussion for the Subsidiary Registrants is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
DUKE ENERGY CAROLINAS
Results of Operations

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$8,288	$7,857	$431
Operating Expenses
Fuel used in electric generation and purchased power	2,524	2,015	509
Operation, maintenance and other	1,774	1,892	(118)
Depreciation and amortization	1,593	1,526	67
Property and other taxes	320	340	(20)
Impairment of assets and other charges	44	26	18
Total operating expenses	6,255	5,799	456
Gains on Sales of Other Assets and Other, net	26	4	22
Operating Income	2,059	2,062	(3)
Other Income and Expenses, net	238	221	17
Interest Expense	686	557	129
Income Before Income Taxes	1,611	1,726	(115)
Income Tax Expense	141	126	15
Net Income	$1,470	$1,600	$(130)
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(3.5)%
General service sales	1.0%
Industrial sales	(5.2)%
Wholesale power sales	5.0%
Joint dispatch sales	(10.9)%
Total sales	(3.6)%
Average number of customers	1.8%
Year Ended December 31, 2023, as compared to 2022
Operating Revenues. The variance was driven primarily by:
•a $528 million increase in fuel revenues due to higher fuel cost recovery;
•a $71 million increase in rider revenues primarily due to the decrease in the return of EDIT to customers compared to the prior year;
•a $28 million increase in wholesale revenues primarily due to higher contractual demand and sales; and
•a $15 million increase in retail pricing due to interim rates from the North Carolina rate case.
Partially offset by:
•a $193 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $47 million decrease in weather-normal retail sales volumes.

MD&A	DUKE ENERGY CAROLINAS
Operating Expenses. The variance was driven primarily by:
•a $509 million increase in fuel used in electric generation and purchased power primarily due to changes in the generation mix and the recovery of fuel expenses, partially offset by lower JDA purchased volumes and prices;
•a $67 million increase in depreciation and amortization primarily due to a higher depreciable base, partially offset by a decrease due to lower coal ash amortization from the North Carolina rate case and higher Grid Improvement Plan deferrals in the current year; and
•an $18 million increase in impairment of assets and other charges primarily due to the order in the North Carolina rate case, partially offset by prior year adjustments to optimize the Company's real estate portfolio and the South Carolina Supreme Court decision on coal ash.
Partially offset by:
•a $118 million decrease in operation, maintenance and other primarily due to a decrease in spend on outside services and lower project costs; and
•a $20 million decrease in property and other taxes primarily due to lower franchise taxes.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of the Mint Street parking deck.
Other Income and Expenses. The variance was driven primarily by non-service pension expense and interest income.
Interest Expense. The variance was driven by higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of EDIT, partially offset by a decrease in pretax income.
PROGRESS ENERGY
Results of Operations

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$13,544	$13,125	$419
Operating Expenses
Fuel used in electric generation and purchased power	5,026	5,078	(52)
Operation, maintenance and other	2,636	2,458	178
Depreciation and amortization	2,151	2,142	9
Property and other taxes	644	607	37
Impairment of assets and other charges	28	12	16
Total operating expenses	10,485	10,297	188
Gains on Sales of Other Assets and Other, net	27	11	16
Operating Income	3,086	2,839	247
Other Income and Expenses, net	201	181	20
Interest Expense	954	844	110
Income Before Income Taxes	2,333	2,176	157
Income Tax Expense	377	348	29
Net Income	1,956	1,828	128
Year Ended December 31, 2023, as compared to 2022
Operating Revenues. The variance was driven primarily by:
•a $363 million increase in storm revenues at Duke Energy Florida due to hurricanes Ian and Nicole collections;
•a $254 million increase in fuel cost recovery from retail customers at Duke Energy Florida, partially offset by a decrease at Duke Energy Progress driven by lower JDA sales volumes at lower prices in the current year, partially offset by higher fuel cost recovery;
•a $144 million increase due to higher pricing from the North Carolina and the South Carolina rate cases at Duke Energy Progress, and retail pricing due to base rate adjustments related to annual increases from the 2021 Settlement Agreement at Duke Energy Florida;
•a $66 million increase in rider revenues at Duke Energy Florida primarily due to increased Storm Protection Plan rider and a decrease in the return of EDIT to customers compared to the prior year at Duke Energy Progress; and
•a $23 million increase in franchise tax revenue primarily due to increased revenues over prior year at Duke Energy Florida.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $274 million decrease in wholesale revenues net of fuel due to decreased demand at Duke Energy Florida, partially offset by higher capacity rates net of lower volumes at Duke Energy Progress;
•a $99 million decrease in weather-normal retail sales volumes at Duke Energy Progress and Duke Energy Florida; and
•a $74 million decrease in retail sales due to unfavorable weather compared to prior year at Duke Energy Progress, partially offset by favorable weather in the current year at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $178 million increase in operation, maintenance and other primarily due to storm amortization costs at Duke Energy Florida, partially offset by lower storm costs, a decrease in spend on outside services and lower project costs at Duke Energy Progress;
•a $37 million increase in property and other taxes primarily due to higher franchise taxes and gross receipts taxes driven by higher revenues and higher property taxes due to property tax valuation adjustments at Duke Energy Florida, partially offset by lower franchise taxes at Duke Energy Progress; and
•a $16 million increase in impairment of assets and other charges primarily due to rate case impacts, partially offset by prior year adjustments from the South Carolina Supreme Court decision on coal ash and optimization of the Company's real estate portfolio at Duke Energy Progress.
Partially offset by:
•a $52 million decrease in fuel used in electric generation and purchased power primarily due to lower volumes and prices at Duke Energy Progress, partially offset by the recovery of fuel expenses at Duke Energy Progress and Duke Energy Florida.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to sales of cell tower leases.
Other Income and Expenses, net. The variance was driven primarily by non-service pension expense and interest income.
Interest Expense. The variance was driven primarily by higher outstanding debt balances and interest rates at Duke Energy Progress and Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT, partially offset by an increase in PTCs.
DUKE ENERGY PROGRESS
Results of Operations

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$6,488	$6,753	$(265)
Operating Expenses
Fuel used in electric generation and purchased power	2,203	2,492	(289)
Operation, maintenance and other	1,379	1,475	(96)
Depreciation and amortization	1,266	1,187	79
Property and other taxes	164	190	(26)
Impairment of assets and other charges	29	7	22
Total operating expenses	5,041	5,351	(310)
Gains on Sales of Other Assets and Other, net	3	4	(1)
Operating Income	1,450	1,406	44
Other Income and Expenses, net	124	114	10
Interest Expense	427	354	73
Income Before Income Taxes	1,147	1,166	(19)
Income Tax Expense	149	158	(9)
Net Income	$998	$1,008	$(10)

MD&A	DUKE ENERGY PROGRESS
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(4.1)%
General service sales	(4.0)%
Industrial sales	(12.2)%
Wholesale power sales	(3.7)%
Joint dispatch sales	(1.1)%
Total sales	(5.3)%
Average number of customers	1.7%
Year Ended December 31, 2023, as compared to 2022
Operating Revenues. The variance was driven primarily by:
•a $259 million decrease in fuel revenues due to lower JDA sales volumes at lower prices in the current year, partially offset by higher fuel cost recovery;
•a $103 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $70 million decrease in weather-normal retail sales volumes.
Partially offset by:
•a $127 million increase due to higher pricing from the North Carolina and the South Carolina rate cases;
•a $21 million increase in rider revenues primarily due to the decrease in the return of EDIT to customers compared to the prior year; and
•a $17 million increase in wholesale revenues, net of fuel, due to higher capacity rates, partially offset by lower volumes.
Operating Expenses. The variance was driven primarily by:
•a $289 million decrease in fuel used in electric generation and purchased power primarily due to changes in the generation mix, partially offset by the recovery of fuel expenses;
•a $96 million decrease in operation, maintenance and other primarily due to lower storm costs, lower outside services and lower project costs; and
•a $26 million decrease in property and other taxes due to lower franchise taxes.
Partially offset by:
•a $79 million increase in depreciation and amortization due to higher depreciable base and rate case impacts; and
•a $22 million increase in impairment of assets and other charges primarily due to rate case impacts offset by prior year adjustments from the South Carolina Supreme Court decision on coal ash and the optimization of the Company's real estate portfolio.
Other Income and Expenses, net. The variance was driven primarily by interest income.
Interest Expense. The variance was driven primarily by higher interest rates and outstanding debt balances.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of EDIT.

MD&A	DUKE ENERGY FLORIDA
DUKE ENERGY FLORIDA
Results of Operations

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$7,036	$6,353	$683
Operating Expenses
Fuel used in electric generation and purchased power	2,823	2,586	237
Operation, maintenance and other	1,239	967	272
Depreciation and amortization	885	955	(70)
Property and other taxes	480	421	59
Impairment of assets and other charges	(1)	4	(5)
Total operating expenses	5,426	4,933	493
Gains on Sales of Other Assets and Other, net	2	2	—
Operating Income	1,612	1,422	190
Other Income and Expenses, net	78	74	4
Interest Expense	413	362	51
Income Before Income Taxes	1,277	1,134	143
Income Tax Expense	261	225	36
Net Income	$1,016	$909	$107
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

Increase (Decrease) over prior year	2023
Residential sales	1.1%
General service sales	1.2%
Industrial sales	(3.2)%
Wholesale power sales	(49.3)%
Total sales	(6.1)%
Average number of customers	1.8%
Year Ended December 31, 2023, as compared to 2022
Operating Revenues. The variance was driven primarily by:
•a $513 million increase in fuel and capacity revenues primarily due to an increase in fuel and capacity rates billed to retail customers;
•a $363 million increase in storm revenues due to hurricanes Ian and Nicole collections;
•a $45 million increase in rider revenues primarily due to higher rates for the Storm Protection Plan rider;
•a $29 million increase in retail sales due to favorable weather in the current year;
•a $23 million increase in franchise taxes revenue primarily due to increased revenues over prior year; and
•a $17 million increase in retail pricing due to base rate adjustments related to annual increases from the 2021 Settlement Agreement.
Partially offset by:
•a $291 million decrease in wholesale power revenues, net of fuel, primarily due to decreased demand; and
•a $29 million decrease in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $272 million increase in operation, maintenance and other primarily due to storm amortization;
•a $237 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expenses, partially offset by a decrease in purchased power costs due to lower natural gas prices; and
•a $59 million increase in property and other taxes primarily due to higher franchise taxes and gross receipts taxes driven by higher revenues and higher property taxes due to property tax valuation adjustments.

MD&A	DUKE ENERGY FLORIDA
Partially offset by:
•a $70 million decrease in depreciation and amortization primarily due to the amortization of the DOE settlement regulatory liability, partially offset by higher depreciable base.
Interest Expense. The variance was primarily due to higher interest rates and outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT, partially offset by an increase in PTCs.
DUKE ENERGY OHIO
Results of Operations

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues
Regulated electric	$1,868	$1,798	$70
Regulated natural gas	639	716	(77)
Total operating revenues	2,507	2,514	(7)
Operating Expenses
Fuel used in electric generation and purchased power	608	657	(49)
Cost of natural gas	163	261	(98)
Operation, maintenance and other	478	523	(45)
Depreciation and amortization	367	324	43
Property and other taxes	364	369	(5)
Impairment of assets and other charges	3	(10)	13
Total operating expenses	1,983	2,124	(141)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	525	391	134
Other Income and Expenses, net	41	19	22
Interest Expense	169	129	40
Income Before Income Taxes	397	281	116
Income Tax Expense (Benefit)	63	(21)	84
Net Income	$334	$302	$32
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2023	2023
Residential sales	(4.8)%	(13.5)%
General service sales	1.5%	(19.7)%
Industrial sales	4.9%	3.8%
Wholesale electric power sales	(19.3)%	n/a
Other natural gas sales	n/a	(0.7)%
Total sales	(4.0)%	(10.8)%
Average number of customers	0.9%	0.6%
Year Ended December 31, 2023, as compared to 2022
Operating Revenues. The variance was driven primarily by:
•a $77 million decrease in fuel-related revenues primarily due to lower retail sales volumes and lower fuel cost recovery in the current year;
•a $59 million decrease in revenues related to lower OVEC rider collections and OVEC sales into PJM;
•a $35 million decrease due to unfavorable weather compared to prior year; and
•an $18 million decrease in retail revenue riders primarily due to the decrease in Distribution Capital Investment Rider, partially offset by increases in the Ohio CEP rider and Energy Efficiency Rider.

MD&A	DUKE ENERGY OHIO
Partially offset by:
•a $145 million increase in price due to the Duke Energy Ohio and Duke Energy Kentucky electric rate cases and Ohio tax reform deferrals in prior year;
•a $15 million increase due to the MGP Settlement in the prior year; and
•an $11 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $147 million decrease in fuel expense primarily driven by lower retail prices for natural gas and purchased power and a decrease in purchased power volumes; and
•a $45 million decrease in operation, maintenance and other expense primarily due to the MGP Settlement in the prior year.
Partially offset by:
•a $43 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the Duke Energy Ohio and Duke Energy Kentucky electric retail rate cases implemented in 2023; and
•a $13 million increase in impairment of assets and other charges primarily due to the reversal in the prior year of the impairment related to the propane caverns in Ohio.
Other Income and Expenses. The variance was primarily due to interest income.
Interest Expense. The variance was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to a decrease in the amortization of EDIT related to the MGP Settlement recorded in the prior year and an increase in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$3,399	$3,922	$(523)
Operating Expenses
Fuel used in electric generation and purchased power	1,217	1,819	(602)
Operation, maintenance and other	713	729	(16)
Depreciation and amortization	666	645	21
Property and other taxes	59	75	(16)
Impairment of assets and other charges	—	388	(388)
Total operating expenses	2,655	3,656	(1,001)
Operating Income	744	266	478
Other Income and Expenses, net	76	36	40
Interest Expense	213	189	24
Income Before Income Taxes	607	113	494
Income Tax Expense (Benefit)	110	(24)	134
Net Income	$497	$137	$360
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential sales	(6.3)%
General service sales	(3.6)%
Industrial sales	9.0%
Wholesale power sales	(1.9)%
Total sales	(5.5)%
Average number of customers	1.2%

MD&A	DUKE ENERGY INDIANA
Year Ended December 31, 2023, as compared to 2022
Operating Revenues. The variance was driven primarily by:
•a $401 million decrease in retail fuel revenues primarily due to lower fuel cost recovery driven by lower retail sales volumes and fuel prices;
•a $75 million decrease in wholesale revenues, including fuel revenues, driven by lower fuel prices;
•a $51 million decrease in weather-normal retail sales volumes primarily due to lower customer demand; and
•a $44 million decrease in retail sales due to unfavorable weather compared to the prior year.
Partially offset by:
•a $67 million increase primarily due to the provision for rate refund related to the Indiana Supreme Court ruling on recovery of certain coal ash costs in the prior year.
Operating Expenses. The variance was driven primarily by:
•a $602 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power expense, natural gas and coal costs, partially offset by higher deferred fuel amortization;
•a $388 million decrease in impairment of assets and other charges primarily due to the Indiana court rulings on recovery of certain coal ash costs in the prior year;
•a $16 million decrease in operation, maintenance and other primarily due to lower employee-related expenses and storm contingency costs; and
•a $16 million decrease in property and other taxes primarily due to property tax true-ups and lower franchise taxes.
Partially offset by:
•a $21 million increase in depreciation and amortization primarily due to higher depreciable base.
Other Income and Expenses, net. The variance was primarily due to coal ash insurance proceeds, non-service pension expense and interest income.
Interest Expense. The variance was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT related to the coal ash impairment recorded in the prior year.
PIEDMONT
Results of Operations

	Years Ended December 31,
(in millions)	2023	2022	Variance
Operating Revenues	$1,628	$2,124	$(496)
Operating Expenses
Cost of natural gas	430	1,015	(585)
Operation, maintenance and other	344	368	(24)
Depreciation and amortization	237	222	15
Property and other taxes	59	57	2
Impairment of assets and other charges	(4)	18	(22)
Total operating expenses	1,066	1,680	(614)
Gains on Sales of Other Assets and Other, net	—	4	(4)
Operating Income	562	448	114
Other Income and Expenses, net	66	54	12
Interest Expense	165	140	25
Income Before Income Taxes	463	362	101
Income Tax Expense	84	39	45
Net Income	$379	$323	$56

MD&A	PIEDMONT
The following table shows the percent changes in Dth delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2023
Residential deliveries	(14.3)%
Commercial deliveries	(9.4)%
Industrial deliveries	(2.4)%
Power generation deliveries	(10.0)%
For resale	(14.9)%
Total throughput deliveries	(9.3)%
Secondary market volumes	(26.6)%
Average number of customers	1.5%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Year Ended December 31, 2023, as compared to 2022
Operating Revenues. The variance was driven primarily by:
•a $585 million decrease due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs.
Partially offset by:
•a $26 million increase due to customer growth;
•a $19 million increase due to North Carolina IMR;
•an $11 million increase due to Tennessee ARM revenue recognition; and
•a $9 million increase due to secondary marketing sales.
Operating Expenses. The variance was driven primarily by:
•a $585 million decrease in the cost of natural gas due to lower natural gas costs passed through to customers, lower volumes, and decreased off-system sales natural gas costs;
•a $24 million decrease in operations, maintenance and other primarily due to lower labor costs, gas pipeline and integrity work and a decrease in bad debt reserves; and
•a $22 million decrease in impairment of assets and other charges due to the optimization of the Company's real estate portfolio in the prior year.
Partially offset by:
•a $15 million increase in depreciation and amortization due to additional plant in service.
Other Income and Expenses, net. The increase was primarily due to higher AFUDC equity income.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT.
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
For further information, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
As required by regulated operations accounting rules, significant judgment can be required to determine if an otherwise recognizable incurred cost qualifies to be deferred for future recovery as a regulatory asset. Significant judgment can also be required to determine if revenues previously recognized are for entity-specific costs that are no longer expected to be incurred or have not yet been incurred and are therefore a regulatory liability.
For further information, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
Goodwill Impairment Assessments
Duke Energy performed its annual goodwill impairment tests for all reporting units as of August 31, 2023. Additionally, Duke Energy monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include an adverse regulatory outcome, declining financial performance and deterioration of industry or market conditions. As of August 31, 2023, all of the reporting units' estimated fair value of equity exceeded the carrying value of equity. The fair values of the reporting units were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries.
Estimated future cash flows under the income approach are based on Duke Energy’s internal business plan. Significant assumptions used are growth rates, future rates of return expected to result from ongoing rate regulation and discount rates. Management determines the appropriate discount rate for each of its reporting units based on the Weighted Average Cost of Capital (WACC) for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2023 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company-specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2023, for each of Duke Energy’s reporting units ranged from 6.3% to 6.6%. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
One of the most significant assumptions utilized in determining the fair value of reporting units under the market approach is implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of August 31. The implied market multiples used for calculating the fair values as of August 31, 2023, for each of Duke Energy's reporting units ranged from 9.3 to 11.2.
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
Duke Energy has $19.3 billion in Goodwill at both December 31, 2023, and 2022. For further information, see Note 12 to the Consolidated Financial Statements, "Goodwill and Intangible Assets."
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. Duke Energy has $9.2 billion and $12.7 billion of AROs as of December 31, 2023, and 2022, respectively. See Note 10, "Asset Retirement Obligations," for further details including a rollforward of related liabilities.

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding the amount and timing of future cash flows, regulatory, legal, and legislative decisions, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change.
Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. During 2020, Duke Energy Florida, closed an agreement for the accelerated decommissioning of the Crystal River Unit 3 nuclear power station after receiving approval from the NRC and FPSC. The retirement obligations for the decommissioning of Crystal River Unit 3 nuclear power station are measured based on accelerated decommissioning from 2020 continuing through 2027. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on-site until such time that it can be transferred to a yet-to-be-built DOE facility.
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans.
For further information, see Notes 4, 5 and 10 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations."
Discontinued Operations
Duke Energy calculated an estimated impairment on the disposition of its Commercial Renewables Disposal Groups as of December 31, 2022. The impairment was recorded to write-down the carrying amount to fair value, less cost to sell. The fair value was primarily determined from the income approach using discounted cash flows, but also considered market information obtained through the bidding process. Estimated future cash flows under the income approach were based on Duke Energy's forecast, which was informed by existing power purchase agreements with offtakers and forward merchant curves. Significant assumptions used in the income approach include forward merchant curves and discount rates. The discount rates take into account both the after-tax cost of debt and cost of equity. Duke Energy continued to monitor the sales of the Commercial Renewables Disposal Groups throughout 2023 and recorded adjustments to the impairments as warranted by progression in the disposition process and changes in market information.
The actual loss for each of the Commercial Renewables Disposal Groups is being recorded based on final sales agreements and could differ from the estimated losses recorded as of December 31, 2023.
For further information, See Note 2 to the Consolidated Financial Statements, "Dispositions."

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes and projected tax credits to be generated relating to the IRA, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030. See Note 24 to the Consolidated Financial Statements, "Income Taxes," for more information.
Capital Expenditures
Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Duke Energy’s projected capital and investment expenditures, including AFUDC debt and capitalized interest, for the next three fiscal years are included in the table below.

(in millions)	2024	2025	2026
Electric Generation(a)	$3,200	$4,100	$5,225
Electric Transmission	2,325	2,550	2,625
Electric Distribution	4,625	5,150	4,825
Environmental and Other	725	875	700
Total EU&I	10,875	12,675	13,375
GU&I	1,150	1,150	1,125
Other	325	375	275
Total projected capital and investment expenditures	$12,350	$14,200	$14,775
(a)    Includes nuclear fuel of approximately $2.1 billion in 2024-2026.
Debt
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Duke Energy Registrants. See Note 7 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for information regarding the Duke Energy Registrants' long-term debt at December 31, 2023, the weighted average interest rate applicable to each long-term debt category and a schedule of long-term debt maturities over the next five years. See Note 2 to the Consolidated Financial Statements, "Dispositions," for the timing and use of proceeds from the sale of certain Commercial Renewables assets to affiliates of Brookfield and ArcLight.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Fuel and Purchased Power
Fuel and purchased power includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as NPNS. Duke Energy’s contractual cash obligations for fuel and purchased power as of December 31, 2023, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year (2024)	2-3 years (2025 & 2026)	4-5 years (2027 & 2028)	More than 5 years (2029 & beyond)
Fuel and purchased power	$19,726	$4,831	$6,116	$2,991	$5,788
Other Purchase Obligations
Other purchase obligations includes contracts for software, telephone, data and consulting or advisory services, contractual obligations for Engineering, Procurement, and Construction agreement costs for new generation plants, solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand for which the timing of the purchase cannot be determined. Total cash commitments for related other purchase obligation expenditures are $12,286 million, with $11,744 million expected to be paid in the next 12 months.
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
Cash and Liquidity
The Subsidiary Registrants generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Subsidiary Registrants, excluding Progress Energy, support their short-term borrowing needs through participation with Duke Energy and certain of its other subsidiaries in a money pool arrangement. The companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. See Note 7 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for additional information on the money pool arrangement.
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
As of December 31, 2023, Duke Energy had approximately $253 million of cash on hand, $4.9 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Notes 7 and 20 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
Credit Facilities and Registration Statements
See Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding credit facilities and shelf registration statements available to Duke Energy and the Duke Energy Registrants.
Dividend Payments
In 2023, Duke Energy paid quarterly cash dividends for the 97th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 60% and 70%, based upon adjusted EPS. Duke Energy increased the dividend by approximately 2% annually in both 2023 and 2022, and the Company remains committed to continued growth of the dividend.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2023, the amount of restricted net assets of subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend does not exceed a material amount of Duke Energy’s net assets. Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
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
As part of Duke Energy’s continued effort to improve its cash flows from operations and liquidity, Duke Energy works with vendors to improve terms and conditions, including the extension of payment terms. To support this effort, Duke Energy has a voluntary supply chain finance program (the “program”) under which suppliers, at their sole discretion, may sell their receivables from Duke Energy to the participating financial institution. The financial institution administers the program. Duke Energy does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. Duke Energy does not have an economic interest in the supplier’s decision to participate in the program and receives no interest, fees or other benefit from the financial institution based on supplier participation in the program. Suppliers’ decisions on which invoices are sold do not impact Duke Energy’s payment terms, which are based on commercial terms negotiated between Duke Energy and the supplier regardless of program participation. A significant deterioration in the credit quality of Duke Energy, economic downturn or changes in the financial markets could limit the financial institutions willingness to participate in the program. Duke Energy does not believe such risk would have a material impact on our cash flows from operations or liquidity, as substantially all our payments are made outside the program.
Duke Energy believes it has sufficient liquidity resources through the commercial paper markets, and ultimately, the Master Credit Facility, to support these operations. Cash flows from operations are subject to a number of other factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A, “Risk Factors,” for additional information).
Debt and Equity Issuances
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
In 2024, Duke Energy anticipates issuing additional securities of $6.9 billion through debt capital markets. In certain instances, Duke Energy may utilize instruments other than senior notes, including equity-content securities such as subordinated debt or preferred stock. Proceeds will primarily be for the purpose of funding capital expenditures and debt maturities. See to Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances. In addition, in order to fund incremental growth capital, Duke Energy plans to issue $500 million of common stock equity per year through 2028 through the dividend reinvestment and ATM programs.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2024	Actual 2023	Actual 2022
Equity	38%	39%	41%
Debt	62%	61%	59%
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. The Duke Energy Registrants were in compliance with all other covenants related to their debt agreements as of December 31, 2023. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Credit Ratings
Moody’s Investors Service, Inc. and S&P provide credit ratings for various Duke Energy Registrants. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2024.

	Moody's	S&P
Duke Energy Corporation	Stable	Stable
Issuer Credit Rating	Baa2	BBB+
Senior Unsecured Debt	Baa2	BBB
Junior Subordinated Debt/Preferred Stock	Baa3	BBB-
Commercial Paper	P-2	A-2
Duke Energy Carolinas	Stable	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Progress Energy	Stable	Stable
Senior Unsecured Debt	Baa1	BBB
Duke Energy Progress	Stable	Stable
Senior Secured Debt	Aa3	A
Duke Energy Florida	Stable	Stable
Senior Secured Debt	A1	A
Senior Unsecured Debt	A3	BBB+
Duke Energy Ohio	Stable	Stable
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Duke Energy Indiana	Stable	Stable
Senior Secured Debt	Aa3	A
Senior Unsecured Debt	A2	BBB+
Duke Energy Kentucky	Negative	Stable
Senior Unsecured Debt	Baa1	BBB+
Piedmont Natural Gas	Stable	Stable
Senior Unsecured	A3	BBB+
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$9,878	$5,927
Investing activities	(12,475)	(11,973)
Financing activities	2,351	6,129
Net (decrease) increase in cash, cash equivalents and restricted cash	(246)	83
Cash, cash equivalents and restricted cash at beginning of period	603	520
Cash, cash equivalents and restricted cash at end of period	$357	$603

MD&A	LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2023	2022	Variance
Net income	$2,874	$2,455	$419
Non-cash adjustments to net income	7,486	7,362	124
Contributions to qualified pension plans	(100)	(58)	(42)
Payments for AROs	(632)	(584)	(48)
Working capital	(1,248)	(2,081)	833
Other assets and Other liabilities	1,498	(1,167)	2,665
Net cash provided by operating activities	$9,878	$5,927	$3,951
The variance was driven primarily by:
•a $2,665 million increase in cash inflows from Other assets and Other liabilities and an $833 million decrease in cash outflows from Working capital, both of which are primarily due to the recovery of deferred fuel costs and the timing of accruals and payments in other working capital accounts; and
•a $543 million increase in net income, after adjustment for non-cash items, primarily due to growth from riders and other retail margin, favorable rate case impacts, lower operations and maintenance expense and lower tax expense; partially offset by higher interest expense, unfavorable weather and lower volumes.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2023	2022	Variance
Capital, investment and acquisition expenditures, net of return of investment capital	$(12,622)	$(11,419)	$(1,203)
Debt and equity securities, net	63	90	(27)
Proceeds from the sales of Commercial Renewables Disposal Groups and other assets, net of cash divested	883	83	800
Other investing items	(799)	(727)	(72)
Net cash used in investing activities	$(12,475)	$(11,973)	$(502)
The variance relates primarily to an increase in capital expenditures due to higher investments in EU&I, partially offset by the net proceeds received from the sales of Commercial Renewable Disposal Groups and other assets. The primary use of cash related to investing activities is typically capital, investment and acquisition expenditures, net of return of investment capital, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2023	2022	Variance
Electric Utilities and Infrastructure	$10,135	$8,985	$1,150
Gas Utilities and Infrastructure	1,492	1,295	197
Other	995	1,139	(144)
Total capital, investment and acquisition expenditures, net of return of investment capital	$12,622	$11,419	$1,203
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2023	2022	Variance
Issuances of long-term debt, net	$5,291	$7,478	$(2,187)
Notes payable and commercial paper	142	574	(432)
Dividends paid	(3,244)	(3,179)	(65)
Contributions from noncontrolling interests	278	1,377	(1,099)
Other financing items	(116)	(121)	5
Net cash provided by financing activities	$2,351	$6,129	$(3,778)

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance was driven primarily by:
•a $2,187 million decrease in proceeds from net issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt;
•a $1,099 million decrease in contributions from noncontrolling interests, primarily due to a $1.03 billion receipt from an affiliate of GIC in 2022 related to an additional indirect minority interest investment in Duke Energy Indiana; and
•a $432 million decrease in net borrowings of notes payable and commercial paper.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management Policies
The Enterprise Risk Management policy framework at Duke Energy includes strategic, operational, project execution and financial or transaction related risks. Enterprise Risk Management includes market risk as part of the financial and transaction related risks in its framework.
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
Duke Energy had $8.0 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2023. The impact of a 100-basis point change in interest rates on pretax income is approximately $80 million at December 31, 2023. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2023.
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
In response to the COVID-19 pandemic that began in March 2020, the Duke Energy Registrants announced a suspension of disconnections for nonpayment to assist customers during the national emergency. While disconnections have resumed, the Company continued to offer flexible options to customers struggling with the pandemic and the economic fallout, including extended payment arrangements to satisfy delinquent balances through June 2021. Since then, the Company has resumed standard payment arrangement options. As a result, the Duke Energy Registrants experienced higher charge-offs during 2023, but lower utility account balances in arrears as of December 31, 2023. There is an expectation for the higher levels of charge-offs to continue. The Duke Energy Registrants have reserved for these estimated losses in the allowance for doubtful account balance. See Notes 4 and 19 to the Consolidated Financial Statements, "Regulatory Matters" and "Revenue," respectively, for more information. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated VIE. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 18 to the Consolidated Financial Statements, “Variable Interest Entities.”
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2023, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
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
Greenhouse Gas Standards and Guidelines
On May 23, 2023, the EPA published in the Federal Register proposed new source performance standards under Clean Air Act (CAA) section 111(b) that would establish standards of performance for emissions of greenhouse gases (expressed as carbon dioxide (CO2)) for newly constructed, modified, and reconstructed fossil fuel-fired electric utility steam generating units and fossil fuel-fired stationary combustion turbines. On that same day, in a separate rulemaking under CAA section 111(d), the EPA published proposed emission guidelines for states to use in developing plans to limit CO2 emissions from existing fossil fuel-fired electric generating units and certain large existing stationary combustion turbines. Duke Energy is reviewing the proposed rules and analyzing the potential impacts they could have on the Company, which could be material. A final rule is anticipated in the second quarter of 2024.
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
On May 18, 2023, the EPA published in the Federal Register a proposed rule under the Resource Conservation and Recovery Act, which would establish regulatory requirements for inactive surface impoundments at inactive generating facilities (Legacy CCR Surface Impoundments) and establish groundwater monitoring, corrective action, closure and post-closure care requirements for all CCR management units at facilities otherwise subject to the CCR rule. Duke Energy is reviewing the proposed rule and analyzing the potential impacts it could have on the Company, which could be material. A final rule is anticipated in the second quarter of 2024.
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
Coal Ash Act
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2023, and December 31, 2022, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA CCR rule and other agreements. The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions.
Consistent with the requirements of the Coal Ash Act, Duke Energy previously submitted comprehensive site assessments and groundwater corrective action plans to NCDEQ. On December 31, 2019, Duke Energy submitted updated groundwater corrective action plans for six sites in North Carolina and site-specific coal ash impoundment closure plans for all 14 North Carolina sites to NCDEQ. In addition, from 2020 through 2023, Duke Energy submitted updated comprehensive site assessments and groundwater corrective action plans for the remaining North Carolina sites.
On April 1, 2019, NCDEQ issued a closure determination requiring Duke Energy Carolinas and Duke Energy Progress to excavate all remaining coal ash impoundments at the Allen, Belews Creek, J.E. Rogers, Marshall, Mayo and Roxboro facilities in North Carolina. On April 26, 2019, Duke Energy Carolinas and Duke Energy Progress filed Petitions for Contested Case Hearings in the Office of Administrative Hearings to challenge NCDEQ's April 1 Order. On December 31, 2019, Duke Energy Carolinas and Duke Energy Progress entered into a settlement agreement with NCDEQ and certain community groups under which Duke Energy Carolinas and Duke Energy Progress agreed to excavate six of the nine remaining coal ash basins at these sites with ash moved to on-site lined landfills, including two at Allen, one at Mayo, one at Roxboro, and two at Rogers. At the three remaining basins at Belews Creek, Marshall and Roxboro, uncapped basin ash will be excavated and moved to lined landfills. Those portions of the basins at Belews Creek, Marshall and Roxboro, which were previously filled with ash and on which permitted facilities were constructed, will not be disturbed and will be closed pursuant to other state regulations.
The estimated total cost to permanently close all coal ash basins in North Carolina and South Carolina is estimated to be approximately $7 billion to $8 billion of which approximately $4 billion has been spent through 2023. The majority of the remaining spend is primarily expected to occur over the next 10 years. Duke Energy has completed excavation of all coal ash at the Riverbend, Dan River, Asheville and Sutton plants.
For further information on coal ash basins and recovery, see Notes 4 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and “Asset Retirement Obligations,” respectively.
North Carolina House Bill 951
On October 13, 2021, HB 951 was signed into law, establishing a framework overseen by the NCUC to advance state CO2 emission reductions from electric generating facilities in the state through the use of least cost planning while providing for continued reliability and affordable rates for customers served by such generation. It also authorized the use of PBR in North Carolina. Among other things, HB 951 required the NCUC to:
•develop a carbon plan that would target a 70% interim reduction in CO2 emissions from public utilities' electric generation in the state on the least cost path to carbon neutrality by 2050, considering all resource options and the latest technology;
•adopt rules to implement the requirements of the Legislation authorizing PBR that includes MYRP with a maximum three-year term, performance incentive mechanisms to track utility performance, and revenue decoupling for the residential customer class;

MD&A	OTHER MATTERS
•establish rules to securitize costs associated with the early retirement of subcritical coal-fired electric generating facilities necessary to achieve the authorized carbon reduction goals at 50% of remaining net book value, with the remaining net book value recovered through normal cost-of-service basis; and
•initiate a process for updating rates and terms of certain existing solar PPAs executed under PURPA.
In October 2022 and January 2023, Duke Energy Progress and Duke Energy Carolinas, respectively, filed applications with the NCUC, which proposed implementation of HB 951’s provisions around PBR, including MYRP, residential decoupling and performance incentive mechanisms. Additionally, on December 30, 2022, the NCUC issued an order adopting the first Carbon Plan as directed by the Legislation with the Carbon Plan to be updated every two years thereafter. With this order, the NCUC recognized the value of an “all of the above” approach to achieving CO2 emission reductions and established a set of near-term procurement and development activities needed to continue progress towards the targeted CO2 reductions, along with the schedule for the future biennial updates to the Carbon Plan. The NCUC approved a near-term action plan including stakeholder engagement activities for onshore wind generation and certain procurement and development activities to strengthen the grid, improve resilience for customers and interconnect new generation and storage (in all cases, subject to any further applicable regulatory processes). The NCUC also approved early development activities for long lead-time resources, affirmed the ownership structure required in HB 951, and provided an orderly transition out of coal generation by 2035.
In August 2023 and December 2023, the NCUC issued orders approving Duke Energy Progress' and Duke Energy Carolinas' PBR Applications, respectively, as modified by the partial settlements and the orders. See Note 4, "Regulatory Matters" to the Consolidated Financial Statements for more information.
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
Global Climate Change and Regulation of GHG Emissions
In 2021, President Biden recommitted the United States to the Paris Agreement and announced a new target for the United States of 50% to 52% reduction in economywide net GHG emissions from 2005 levels by 2030. The U.S. submittal to support this Paris target includes a goal for 100% carbon-free electricity by 2035. These actions have been supplemented by a number of executive orders by President Biden and a number of proposed and final rules from federal regulatory agencies, including the EPA, that would impose additional regulations on CO2 and methane emissions to which Duke Energy will be subject. The Duke Energy Registrants are monitoring these matters and cannot predict the outcome, however, there could be a material impact on our clean energy transition.
EU&I CO2 Emissions Reductions
The Duke Energy Registrants’ direct GHG emissions consist primarily of CO2 that results primarily from operating a fleet of coal-fired and natural gas-fired power plants to serve its customers reliably and affordably. In 2019, Duke Energy announced an updated climate strategy with new goals of at least a 50% reduction in carbon emissions from 2005 levels from electric generation by 2030 and net-zero carbon emissions from electric generation by 2050. In February 2022, we added Scope 2 and certain Scope 3 emissions, including emissions from upstream purchased power and fossil fuel purchases, as well as downstream customer use of natural gas, to our 2050 net-zero goal. In October 2022, we announced an additional interim target to reduce carbon emissions from electric generation by 80% from 2005 levels by 2040. Duke Energy also adopted an interim goal of reducing Scope 2 and Scope 3 emissions mentioned above by 50% below 2021 levels by 2035.
The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Between 2005 and 2023, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by 48%. Timelines and initiatives, as well as implementation of new technologies, for future reductions of GHG emissions will vary in each state in which the Company operates and will involve collaboration with regulators, customers and other stakeholders. The goals announced in 2019, and updated in 2022, as well as the actions taken to reduce CO2 emissions, potentially lower the exposure to any future mandatory CO2 emission reduction requirements, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirement.
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
Duke Energy will continue to explore the use of currently available and commercially demonstrated technology to reduce CO2 emissions, including EE, wind, solar and storage, as well as evolving technologies like carbon capture, utilization and storage, the use of hydrogen and other low-carbon fuels, long-duration energy storage and advanced nuclear, in its efforts to achieve its net-zero goal as well as to comply with any future regulations. Duke Energy plans to adjust to and incorporate evolving and innovative technologies in a way that balances the reliability and affordability of energy while meeting regulatory requirements and customer demands. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms. Future levels of GHG emissions by the Duke Energy Registrants will be influenced by variables that include customer growth and capacity needs in the jurisdictions in which they operate, public policy, tax incentives, economic conditions that affect electricity demand, fuel prices, market prices, availability of resources and labor, compliance with new or existing regulations, the ability to make enhancements to transmission and distribution systems to support increased renewables, and the existence of new technologies that can be deployed to generate the electricity necessary to meet customer demand.
Currently, the Duke Energy Registrants do not purchase carbon credits or offsets for use in connection with the Company's net-zero CO2 emissions goals. Though they may purchase carbon credits or offsets for such uses in the future, the amount or cost of which is not expected to be material at this time.

MD&A	OTHER MATTERS
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
In 2021, the state of North Carolina passed HB 951, which among other things, directed the NCUC to develop and approve a carbon reduction plan by the end of 2022 that would target a 70% reduction in CO2 emissions from Duke Energy Progress' and Duke Energy Carolinas' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology. In light of this legislation, in November 2021, the NCUC declined to make a determination on the portfolios presented in the 2020 IRP noting that the legislation may impact the schedule for coal plant retirements and new resources and limited its order to short-term actions for use on an interim basis pending preparation of the carbon plan. The NCUC approved its initial carbon reduction plan in December 2022, which considered feedback from extensive stakeholder engagement and was informed by Duke Energy's initial proposed carbon plan, filed with the NCUC on May 16, 2022, and built on the IRPs that were filed in 2020 by Duke Energy Carolinas and Duke Energy Progress.
In August 2023, Duke Energy Carolinas and Duke Energy Progress filed their 2023 systemwide Carolinas Resource Plan (the Plan) with the NCUC and PSCSC. The Plan provided a range of generation options, including three core portfolios, reflecting an “all of the above” approach to powering the energy needs of our growing region. In the Plan, Duke Energy Carolinas and Duke Energy Progress recommended Portfolio 3 as the most prudent path forward to comply with applicable state laws, providing a reliable and orderly energy transition that was proposed as the most reasonable and lowest-cost plan for the Carolinas. Portfolio 3 proposes a diverse and reliable set of generation and energy storage solutions and shrinks the challenges of growth and the transition from coal by expanding industry-leading EE and demand response options, laying out a path to reliably exit coal by 2035. Portfolio 3 also makes the most of existing system resources by extending the lives of Duke Energy’s nuclear plants and extending the license and doubling the peak hourly capacity of the Bad Creek pumped-hydro storage facility. Near-term actions consistent with Portfolio 3 were also proposed that will be executed between now and 2026 to advance the orderly energy transition. In November 2023, Duke Energy Carolinas and Duke Energy Progress provided notice to the NCUC and PSCSC of a substantially increased load forecast resulting from increased economic development in the Carolinas occurring since the system-wide Plan was prepared. The companies filed supplemental modeling and analysis with the NCUC and PSCSC in January 2024, demonstrating the need for additional resources beyond the initial set of resources identified by the companies in their initial plan. The NCUC has scheduled an evidentiary hearing for July 2024, with an order expected by the end of 2024. The PSCSC will hold its hearing in September 2024 with a decision expected in late November 2024.
GU&I CO2 and Methane Emissions Reductions
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

MD&A	OTHER MATTERS
Physical Impacts of Climate Change
The Duke Energy Registrants recognize that scientists associate severe weather events with increasing levels of GHGs in the atmosphere. It is possible that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration and severity), the long period of time over which any potential changes might take place and the inability to predict potential changes with any degree of accuracy, make estimating with any certainty any potential future financial risk to the Duke Energy Registrants’ operations difficult. Additionally, the Duke Energy Registrants would plan to continue to seek recovery of storm costs through the appropriate regulatory mechanisms. For more information on storm securitization and storm cost recovery, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
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

FINANCIAL STATEMENTS

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4, and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to regulation by federal and state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric and natural gas distribution companies. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs, and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded balances for completeness.

REPORTS
•We evaluated management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
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
•We performed audit procedures on the incurred asset retirement obligations requested for recovery to confirm their completeness and accuracy.
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
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and detail testing procedures on the recoverability of deferred storm costs.
Asset Retirement Obligations – Nuclear Decommissioning Cash Flow Revisions – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company owns and operates nuclear facilities and records asset retirement obligations for their eventual decommissioning. On an annual basis, management performs an assessment for any indicators that would suggest a change in decommissioning cost estimates may be necessary. Judgment is required to calculate decommissioning estimates, which are determined through site-specific, third-party cost studies and are based on discounted cash flows, regulatory, legal, and legislative decisions, selection of discount rates and cost escalation rates, among other factors.
We identified the revisions in estimates of cash flows associated with nuclear asset retirement obligations as a critical audit matter because of the estimates and assumptions made by management and management’s specialist in determining the recorded asset retirement obligations. This required a high degree of auditor judgment, and for certain assumptions, the need to involve our environmental and fair value specialists, when performing audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of nuclear asset retirement obligations, including those over management’s assessment of the results of the site-specific cost study, as well as the evaluation of economic inputs.
•We tested the mathematical accuracy of management’s nuclear asset retirement obligation calculations.
•We made inquiries and inspected opinions of internal counsel regarding the status of relevant assumptions.
•With the assistance of professionals in our firm with the appropriate expertise, we inspected and evaluated the reasonableness of the results of the decommissioning study, as well as the impacts of any economic inputs on the calculation of revisions to cash flow estimates.
•We evaluated the Company’s disclosures related to the impacts of the nuclear asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimates.
Dispositions - Disclosures related to Discontinued Operations and Accounting for the Associated Impairment Charges — Refer to Note 2 to the financial statements.
Critical Audit Matter Description
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment. As a result, the utility-scale solar and wind group, the distributed generation group and the remaining assets (collectively, Commercial Renewables Disposal Groups) were classified as discontinued operations in the fourth quarter of 2022. During October 2023, Duke Energy completed the divestiture of the utility-scale solar and wind group and the distributed generation group. Pretax impairment charges of approximately $1.7 billion were recorded as of December 31, 2023 on the Commercial Renewables Disposal Groups.
We identified the disclosures related to discontinued operations and accounting for the associated impairment charges as a critical audit matter because of the extensive effort required to audit the subjective and complex judgments associated with the determination of the impairment charges.

REPORTS
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the disclosures related to discontinued operations and accounting for the associated impairment charges included the following, among others:
•We tested the effectiveness of management’s controls over (1) the evaluation and disclosure of discontinued operations and (2) the determination of the impairment charges.
•We evaluated management’s assessment of discontinued operations classification and disclosure.
•We assessed the terms of the purchase and sale agreements of the utility-scale solar and wind group and the distributed generation group to evaluate management's calculations of the impairment charges including the completeness and accuracy of amounts included in such calculations and the mathematical accuracy of the calculations.
•With the assistance of our tax specialists, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine the income tax benefit associated with the divestitures.
•We evaluated the reasonableness of the determination of the fair value of the remaining assets which are not yet divested.
•We evaluated the accuracy and completeness of the related disclosures.
•We obtained representation from management asserting to the appropriate presentation, measurement and timing of the Commercial Renewables Disposal Groups.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2024
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Operating Revenues
Regulated electric	$26,617	$25,759	$22,319
Regulated natural gas	2,152	2,724	2,008
Nonregulated electric and other	291	285	294
Total operating revenues	29,060	28,768	24,621
Operating Expenses
Fuel used in electric generation and purchased power	9,086	8,782	6,255
Cost of natural gas	593	1,276	705
Operation, maintenance and other	5,625	5,734	5,703
Depreciation and amortization	5,253	5,086	4,762
Property and other taxes	1,400	1,466	1,355
Impairment of assets and other charges	85	434	353
Total operating expenses	22,042	22,778	19,133
Gains on Sales of Other Assets and Other, net	52	22	12
Operating Income	7,070	6,012	5,500
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	113	113	62
Other income and expenses, net	598	392	636
Total other income and expenses	711	505	698
Interest Expense	3,014	2,439	2,207
Income From Continuing Operations Before Income Taxes	4,767	4,078	3,991
Income Tax Expense From Continuing Operations	438	300	268
Income From Continuing Operations	4,329	3,778	3,723
Loss From Discontinued Operations, net of tax	(1,455)	(1,323)	(144)
Net Income	2,874	2,455	3,579
Add: Net (Income) Loss Attributable to Noncontrolling Interests	(33)	95	329
Net Income Attributable to Duke Energy Corporation	2,841	2,550	3,908
Less: Preferred Dividends	106	106	106
Net Income Available to Duke Energy Corporation Common Stockholders	$2,735	$2,444	$3,802

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$5.35	$4.74	$4.68
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$(1.81)	$(1.57)	$0.26
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$3.54	$3.17	$4.94
Weighted average shares outstanding
Basic and Diluted	771	770	769
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Net Income	$2,874	$2,455	$3,579
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	(1)	(19)	7
Net unrealized gains (losses) on cash flow hedges	63	285	(68)
Reclassification into earnings from cash flow hedges	27	(38)	13
Net unrealized gains (losses) on fair value hedges	37	(33)	—
Unrealized gains (losses) on available-for-sale securities	8	(21)	(8)
Other Comprehensive Income (Loss), net of tax	134	174	(56)
Comprehensive Income	3,008	2,629	3,523
Add: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(33)	84	319
Comprehensive Income Attributable to Duke Energy Corporation	2,975	2,713	3,842
Less: Preferred Dividends	106	106	106
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$2,869	$2,607	$3,736
(a)     Net of income tax expense of approximately $40 million and $52 million for the years ended December 31, 2023, and 2022, respectively, and income tax benefit of $17 million for the year ended December 31, 2021.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$253	$409
Receivables (net of allowance for doubtful accounts of $55 at 2023 and $40 at 2022)	1,112	1,309
Receivables of VIEs (net of allowance for doubtful accounts of $150 at 2023 and $176 at 2022)	3,019	3,106
Inventory (includes $462 at 2023 related to VIEs)	4,292	3,584
Regulatory assets (includes $110 at 2023 and $106 at 2022 related to VIEs)	3,648	3,485
Assets held for sale	14	356
Other (includes $90 at 2023 and $116 at 2022 related to VIEs)	431	973
Total current assets	12,769	13,222
Property, Plant and Equipment
Cost	171,351	163,839
Accumulated depreciation and amortization	(56,038)	(52,100)
Facilities to be retired, net	2	9
Net property, plant and equipment	115,315	111,748
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,642 at 2023 and $1,715 at 2022 related to VIEs)	13,618	14,645
Nuclear decommissioning trust funds	10,143	8,637
Operating lease right-of-use assets, net	1,092	1,042
Investments in equity method unconsolidated affiliates	492	455
Assets held for sale	197	5,634
Other (includes $49 at 2023 and $52 at 2022 related to VIEs)	3,964	3,400
Total other noncurrent assets	48,809	53,116
Total Assets	$176,893	$178,086
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $188 at 2023 related to VIEs)	$4,228	$4,754
Notes payable and commercial paper	4,288	3,952
Taxes accrued	816	722
Interest accrued	745	626
Current maturities of long-term debt (includes $428 at 2023 and $350 at 2022 related to VIEs)	2,800	3,878
Asset retirement obligations	596	773
Regulatory liabilities	1,369	1,466
Liabilities associated with assets held for sale	122	535
Other	2,319	2,167
Total current liabilities	17,283	18,873
Long-Term Debt (includes $3,000 at 2023 and $3,108 at 2022 related to VIEs)	72,452	65,873
Other Noncurrent Liabilities
Deferred income taxes	10,556	9,964
Asset retirement obligations	8,560	11,955
Regulatory liabilities	14,039	13,582
Operating lease liabilities	917	876
Accrued pension and other post-retirement benefit costs	485	832
Investment tax credits	864	849
Liabilities associated with assets held for sale	157	1,927
Other (includes $35 at 2023 related to VIEs)	1,393	1,502
Total other noncurrent liabilities	36,971	41,487
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2023 and 2022	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2023 and 2022	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 771 million and 770 million shares outstanding at 2023 and 2022	1	1
Additional paid-in capital	44,920	44,862
Retained earnings	2,235	2,637
Accumulated other comprehensive loss	(6)	(140)
Total Duke Energy Corporation stockholders' equity	49,112	49,322
Noncontrolling interests	1,075	2,531
Total equity	50,187	51,853
Total Liabilities and Equity	$176,893	$178,086
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,874	$2,455	$3,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	6,084	5,843	5,663
Equity in (earnings) losses of unconsolidated affiliates	(98)	(114)	(28)
Equity component of AFUDC	(198)	(197)	(171)
Losses on sales of Commercial Renewables Disposal Groups	1,725	1,748	—
Gains on sales of other assets	(52)	(22)	(13)
Impairment of assets and other charges	85	434	356
Deferred income taxes	3	(200)	191
Contributions to qualified pension plans	(100)	(58)	—
Payments for asset retirement obligations	(632)	(584)	(540)
Provision for rate refunds	(63)	(130)	(70)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(18)	19	50
Receivables	443	(788)	(297)
Inventory	(706)	(476)	(34)
Other current assets	(267)	(1,498)	(1,136)
Increase (decrease) in
Accounts payable	(800)	805	249
Taxes accrued	126	10	284
Other current liabilities	(26)	(153)	(13)
Other assets	914	(1,577)	125
Other liabilities	584	410	95
Net cash provided by operating activities	9,878	5,927	8,290
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,604)	(11,367)	(9,715)
Contributions to equity method investments	(34)	(58)	(81)
Return of investment capital	16	6	44
Purchases of debt and equity securities	(3,761)	(4,243)	(6,098)
Proceeds from sales and maturities of debt and equity securities	3,824	4,333	6,103
Proceeds from the sales of other assets	149	83	—
Proceeds from the sales of Commercial Renewables Disposal Groups, net of cash divested	734	—	—
Disbursements to canceled equity method investments	—	—	(855)
Other	(799)	(727)	(333)
Net cash used in investing activities	(12,475)	(11,973)	(10,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	10,028	11,874	9,052
Issuance of common stock	8	9	5
Payments for the redemption of long-term debt	(4,737)	(4,396)	(5,294)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	610	80	332
Payments for the redemption of short-term debt with original maturities greater than 90 days	(125)	(287)	(997)
Notes payable and commercial paper	(343)	781	1,144
Contributions from noncontrolling interests	278	1,377	1,575
Dividends paid	(3,244)	(3,179)	(3,114)
Other	(124)	(130)	(94)
Net cash provided by financing activities	2,351	6,129	2,609
Net (decrease) increase in cash, cash equivalents and restricted cash	(246)	83	(36)
Cash, cash equivalents and restricted cash at beginning of period	603	520	556
Cash, cash equivalents and restricted cash at end of period	$357	$603	$520
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$2,883	$2,361	$2,248
Cash paid for (received from) income taxes	1	(6)	(3)
Significant non-cash transactions:
Accrued capital expenditures	1,908	1,766	1,325
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Income (Loss)
							Net Unrealized		Total
						Net Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(d)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$1,962	769	$1	$43,767	$2,471	$(167)	$6	$(76)	$47,964	$1,220	$49,184
Net income (loss)	—	—	—	—	3,802	—	—	—	3,802	(329)	3,473
Other comprehensive (loss) income	—	—	—	—	—	(65)	(8)	7	(66)	10	(56)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	68	—	—	—	—	68	—	68
Common stock dividends	—	—	—	—	(3,008)	—	—	—	(3,008)	—	(3,008)
Sale of noncontrolling interest(b)	—	—	—	545	—	—	—	—	545	454	999
Contribution from noncontrolling interest(a)	—	—	—	—	—	—	—	—	—	550	550
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(66)	(66)
Other	—	—	—	(9)	—	—	—	—	(9)	1	(8)
Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)	—	—	—	—	2,444	—	—	—	2,444	(95)	2,349
Other comprehensive income (loss)	—	—	—	—	—	203	(21)	(19)	163	11	174
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	76	—	—	—	—	76	—	76
Common stock dividends	—	—	—	—	(3,073)	—	—	—	(3,073)	—	(3,073)
Sale of noncontrolling interest(b)	—	—	—	465	—	—	—	—	465	569	1,034
Purchase of noncontrolling interest	—	—	—	(51)	—	—	—	—	(51)	31	(20)
Contribution from noncontrolling interest, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	314	314
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(140)	(140)
Other	—	—	—	1	1	—	—	—	2	1	3
Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income	—	—	—	—	2,735	—	—	—	2,735	33	2,768
Other comprehensive income (loss)	—	—	—	—	—	127	8	(1)	134	—	134
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	78	—	—	—	—	78	—	78
Common stock dividends	—	—	—	—	(3,138)	—	—	—	(3,138)	—	(3,138)
Sale of noncontrolling interest	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contribution from noncontrolling interest, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	278	278
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	—	(59)	(59)
Sale of Commercial Renewables Disposal Groups(c)	—	—	—	—	—		—	—	—	(1,722)	(1,722)
Other	—	—	—	(7)	1	—	—	—	(6)	4	(2)
Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
(a)     Relates to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)     Relates primarily to the sale of a noncontrolling interest in Duke Energy Indiana. See Note 2 for additional information.
(c)    See Note 2 for additional information.
(d)    See Duke Energy Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value Hedges.
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of fuel costs and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•We evaluated management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.

REPORTS
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
•We performed audit procedures on the incurred asset retirement obligations requested for recovery to confirm their completeness and accuracy.
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
•We performed substantive analytical procedures on the recoverability of deferred fuel costs.
Asset Retirement Obligations – Nuclear Decommissioning Cash Flow Revisions – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company owns and operates nuclear facilities and records asset retirement obligations for their eventual decommissioning. On an annual basis, management performs an assessment for any indicators that would suggest a change in decommissioning cost estimates may be necessary. Judgment is required to calculate decommissioning estimates, which are determined through site-specific, third-party cost studies and are based on discounted cash flows, regulatory, legal, and legislative decisions, selection of discount rates and cost escalation rates, among other factors.
We identified the revisions in estimates of cash flows associated with nuclear asset retirement obligations as a critical audit matter because of the estimates and assumptions made by management and management’s specialist in determining the recorded asset retirement obligations. This required a high degree of auditor judgment, and for certain assumptions, the need to involve our environmental and fair value specialists, when performing audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of nuclear asset retirement obligations, including those over management’s assessment of the results of the site-specific cost study, as well as the evaluation of economic inputs.
•We tested the mathematical accuracy of management’s nuclear asset retirement obligation calculations.
•We made inquiries and inspected opinions of internal counsel regarding the status of relevant assumptions.
•With the assistance of professionals in our firm with the appropriate expertise, we inspected and evaluated the reasonableness of the results of the decommissioning study, as well as the impacts of any economic inputs on the calculation of revisions to cash flow estimates.
•We evaluated the Company’s disclosures related to the impacts of the nuclear asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimate.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2024
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues	$8,288	$7,857	$7,102
Operating Expenses
Fuel used in electric generation and purchased power	2,524	2,015	1,601
Operation, maintenance and other	1,774	1,892	1,833
Depreciation and amortization	1,593	1,526	1,468
Property and other taxes	320	340	320
Impairment of assets and other charges	44	26	227
Total operating expenses	6,255	5,799	5,449
Gains on Sales of Other Assets and Other, net	26	4	2
Operating Income	2,059	2,062	1,655
Other Income and Expenses, net	238	221	270
Interest Expense	686	557	538
Income Before Income Taxes	1,611	1,726	1,387
Income Tax Expense	141	126	51
Net Income	$1,470	$1,600	$1,336
Other Comprehensive Income, net of tax
Net unrealized gain on cash flow hedges	—	—	1
Other Comprehensive Income, net of tax	—	—	1
Comprehensive Income	$1,470	$1,600	$1,337
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$9	$44
Receivables (net of allowance for doubtful accounts of $11 at 2023 and $3 at 2022)	265	338
Receivables of VIEs (net of allowance for doubtful accounts of $45 at 2023 and $65 at 2022)	991	928
Receivables from affiliated companies	203	390
Inventory	1,484	1,164
Regulatory assets (includes $12 at 2023 and 2022 related to VIEs)	1,564	1,095
Other (includes $9 at 2023 and $8 at 2022 related to VIEs)	31	216
Total current assets	4,547	4,175
Property, Plant and Equipment
Cost	56,670	54,650
Accumulated depreciation and amortization	(19,896)	(18,669)
Net property, plant and equipment	36,774	35,981
Other Noncurrent Assets
Regulatory assets (includes $196 at 2023 and $208 at 2022 related to VIEs)	3,916	4,293
Nuclear decommissioning trust funds	5,686	4,783
Operating lease right-of-use assets, net	78	78
Other	1,109	1,036
Total other noncurrent assets	10,789	10,190
Total Assets	$52,110	$50,346
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,183	$1,472
Accounts payable to affiliated companies	195	209
Notes payable to affiliated companies	668	1,233
Taxes accrued	281	228
Interest accrued	179	120
Current maturities of long-term debt (includes $10 at 2023 and 2022 related to VIEs)	19	1,018
Asset retirement obligations	224	261
Regulatory liabilities	587	530
Other	702	580
Total current liabilities	4,038	5,651
Long-Term Debt (includes $708 at 2023 and $689 at 2022 related to VIEs)	15,693	12,948
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,379	4,153
Asset retirement obligations	3,789	5,121
Regulatory liabilities	5,990	5,783
Operating lease liabilities	75	83
Accrued pension and other post-retirement benefit costs	57	38
Investment tax credits	301	300
Other	581	527
Total other noncurrent liabilities	15,172	16,005
Commitments and Contingencies
Equity
Member's equity	16,913	15,448
Accumulated other comprehensive loss	(6)	(6)
Total equity	16,907	15,442
Total Liabilities and Equity	$52,110	$50,346
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,470	$1,600	$1,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,845	1,787	1,743
Equity component of AFUDC	(91)	(98)	(65)
Gains on sales of other assets	(26)	(4)	(2)
Impairment of assets and other charges	44	26	227
Deferred income taxes	(53)	210	(213)
Contributions to qualified pension plans	(26)	(15)	—
Payments for asset retirement obligations	(210)	(200)	(182)
Provision for rate refunds	(39)	(74)	(46)
(Increase) decrease in
Receivables	22	(102)	(99)
Receivables from affiliated companies	187	(200)	(66)
Inventory	(320)	(138)	(16)
Other current assets	(495)	(592)	(309)
Increase (decrease) in
Accounts payable	(447)	377	5
Accounts payable to affiliated companies	(14)	(75)	85
Taxes accrued	64	(46)	206
Other current liabilities	63	(91)	(39)
Other assets	703	(760)	23
Other liabilities	108	(36)	116
Net cash provided by operating activities	2,785	1,569	2,704
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,733)	(3,304)	(2,693)
Purchases of debt and equity securities	(2,025)	(2,633)	(3,425)
Proceeds from sales and maturities of debt and equity securities	2,025	2,633	3,425
Net proceeds from the sales of other assets	30	62	—
Other	(288)	(243)	(177)
Net cash used in investing activities	(3,991)	(3,485)	(2,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,780	1,441	1,651
Payments for the redemption of long-term debt	(1,042)	(436)	(617)
Notes payable to affiliated companies	(565)	1,007	(280)
Distributions to parent	—	(50)	(600)
Other	(1)	(1)	(1)
Net cash provided by financing activities	1,172	1,961	153
Net (decrease) increase in cash, cash equivalents and restricted cash	(34)	45	(13)
Cash, cash equivalents and restricted cash at beginning of period	53	8	21
Cash, cash equivalents and restricted cash at end of period	$19	$53	$8
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$528	$546	$508
Cash paid for (received from) income taxes	151	(60)	233
Significant non-cash transactions:
Accrued capital expenditures	613	475	359
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive
		Income (Loss)
		Net Gains
		(Losses) on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2020	$13,161	$(7)	$13,154
Net income	1,336	—	1,336
Other comprehensive income	—	1	1
Distributions to parent	(600)	—	(600)
Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	1,600	—	1,600
Distributions to parent	(50)	—	(50)
Other	1	—	1
Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	1,470	—	1,470
Other	(5)	—	(5)
Balance at December 31, 2023	$16,913	$(6)	$16,907

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission, South Carolina Public Service Commission and Florida Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs, and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.

REPORTS
•We evaluated management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
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
•We performed audit procedures on the incurred asset retirement obligations requested for recovery to confirm their completeness and accuracy.
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
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and detail testing procedures on the recoverability of deferred storm costs.
Asset Retirement Obligations – Nuclear Decommissioning Cash Flow Revisions – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company owns and operates nuclear facilities and records asset retirement obligations for their eventual decommissioning. On an annual basis, management performs an assessment for any indicators that would suggest a change in decommissioning cost estimates may be necessary. Judgment is required to calculate decommissioning estimates, which are determined through site-specific, third-party cost studies and are based on discounted cash flows, regulatory, legal, and legislative decisions, selection of discount rates and cost escalation rates, among other factors.
We identified the revisions in estimates of cash flows associated with nuclear asset retirement obligations as a critical audit matter because of the estimates and assumptions made by management in determining the recorded asset retirement obligations. This required a high degree of auditor judgment, and for certain assumptions, the need to involve our fair value specialists, when performing audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of nuclear asset retirement obligations, including those over management’s assessment of the economic inputs.
•We tested the mathematical accuracy of management’s nuclear asset retirement obligation calculations.
•We made inquiries and inspected opinions of internal counsel regarding the status of relevant assumptions.
•With the assistance of professionals in our firm with the appropriate expertise, we inspected and evaluated the reasonableness of the impacts of any economic inputs on the calculation of revisions to cash flow estimates.
•We evaluated the Company’s disclosures related to the impacts of the nuclear asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimate.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2024
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues	$13,544	$13,125	$11,057
Operating Expenses
Fuel used in electric generation and purchased power	5,026	5,078	3,584
Operation, maintenance and other	2,636	2,458	2,529
Depreciation and amortization	2,151	2,142	1,929
Property and other taxes	644	607	542
Impairment of assets and other charges	28	12	82
Total operating expenses	10,485	10,297	8,666
Gains on Sales of Other Assets and Other, net	27	11	14
Operating Income	3,086	2,839	2,405
Other Income and Expenses, net	201	181	215
Interest Expense	954	844	794
Income Before Income Taxes	2,333	2,176	1,826
Income Tax Expense	377	348	227
Net Income	1,956	1,828	1,599
Less: Net Income Attributable to Noncontrolling Interests	—	—	1
Net Income Attributable to Parent	$1,956	$1,828	$1,598

Net Income	$1,956	$1,828	$1,599
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	(2)	5	1
Net unrealized gain on cash flow hedges	—	1	3
Unrealized gains (losses) on available-for-sale securities	3	(6)	—
Other Comprehensive Income, net of tax	1	—	4
Comprehensive Income	1,957	1,828	1,603
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	—	1
Comprehensive Income Attributable to Parent	$1,957	$1,828	$1,602
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$59	$108
Receivables (net of allowance for doubtful accounts of $18 at 2023 and $13 at 2022)	225	318
Receivables of VIEs (net of allowance for doubtful accounts of $56 at 2023 and $68 at 2022)	1,365	1,289
Receivables from affiliated companies	90	22
Inventory (includes $462 at 2023 related to VIEs)	1,901	1,579
Regulatory assets (includes $98 at 2023 and $94 at 2022 related to VIEs)	1,661	1,833
Other (includes $68 at 2023 and $88 at 2022 related to VIEs)	134	342
Total current assets	5,435	5,491
Property, Plant and Equipment
Cost	67,644	64,822
Accumulated depreciation and amortization	(22,300)	(20,584)
Net property, plant and equipment	45,344	44,238
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,446 at 2023 and $1,507 at 2022 related to VIEs)	6,430	7,146
Nuclear decommissioning trust funds	4,457	3,855
Operating lease right-of-use assets, net	617	628
Other	1,156	1,066
Total other noncurrent assets	16,315	16,350
Total Assets	$67,094	$66,079
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $188 at 2023 related to VIEs)	$1,374	$1,481
Accounts payable to affiliated companies	464	712
Notes payable to affiliated companies	1,043	843
Taxes accrued	259	135
Interest accrued	224	206
Current maturities of long-term debt (includes $418 at 2023 and $340 at 2022 related to VIEs)	661	697
Asset retirement obligations	245	289
Regulatory liabilities	418	576
Other	860	782
Total current liabilities	5,548	5,721
Long-Term Debt (includes $1,910 at 2023 and $2,003 at 2022 related to VIEs)	22,948	21,592
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,197	5,147
Asset retirement obligations	3,900	5,892
Regulatory liabilities	5,083	4,753
Operating lease liabilities	544	546
Accrued pension and other post-retirement benefit costs	266	292
Investment tax credits	371	358
Other (includes $19 at 2023 related to VIEs)	227	222
Total other noncurrent liabilities	15,588	17,210
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2023 and 2022	—	—
Additional paid-in capital	11,830	11,832
Retained earnings	11,040	9,585
Accumulated other comprehensive loss	(10)	(11)
Total equity	22,860	21,406
Total Liabilities and Equity	$67,094	$66,079
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,956	$1,828	$1,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,721	2,405	2,302
Equity component of AFUDC	(67)	(68)	(51)
Gains on sales of other assets	(27)	(11)	(14)
Impairment of assets and other charges	28	12	82
Deferred income taxes	(120)	364	247
Contributions to qualified pension plans	(22)	(13)	—
Payments for asset retirement obligations	(329)	(291)	(288)
Provision for rate refunds	(24)	(58)	(36)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	—	51
Receivables	21	(322)	(97)
Receivables from affiliated companies	(68)	117	18
Inventory	(322)	(183)	(26)
Other current assets	287	(937)	(551)
Increase (decrease) in
Accounts payable	(266)	222	59
Accounts payable to affiliated companies	(248)	206	217
Taxes accrued	124	8	13
Other current liabilities	9	96	(32)
Other assets	357	(1,105)	(96)
Other liabilities	108	573	(99)
Net cash provided by operating activities	4,118	2,843	3,298
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,917)	(4,317)	(3,668)
Purchases of debt and equity securities	(1,590)	(1,341)	(2,233)
Proceeds from sales and maturities of debt and equity securities	1,663	1,417	2,322
Other	(329)	(137)	(156)
Net cash used in investing activities	(5,173)	(4,378)	(3,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,555	2,775	3,095
Payments for the redemption of long-term debt	(1,248)	(1,173)	(1,883)
Notes payable to affiliated companies	200	465	(160)
Dividends to parent	(500)	(425)	(700)
Other	(1)	(36)	(2)
Net cash provided by financing activities	1,006	1,606	350
Net (decrease) increase in cash, cash equivalents and restricted cash	(49)	71	(87)
Cash, cash equivalents and restricted cash at beginning of period	184	113	200
Cash, cash equivalents and restricted cash at end of period	$135	$184	$113
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$954	$854	$813
Cash paid for income taxes	310	79	14
Significant non-cash transactions:
Accrued capital expenditures	806	663	501
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses)	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	on Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2020	$9,143	$7,109	$(5)	$(2)	$(8)	$16,237	$4	$16,241
Net income	—	1,598	—	—	—	1,598	1	1,599
Other comprehensive income	—	—	3	—	1	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends to parent	—	(700)	—	—	—	(700)	—	(700)
Other	6	—	—	—	—	6	(1)	5
Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	1,828	—	—	—	1,828	—	1,828
Other comprehensive income (loss)	—	—	1	(6)	5	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Dividends to parent	(175)	(250)	—	—	—	(425)	—	(425)
Equitization of certain notes payable to affiliates	2,907	—	—	—	—	2,907	—	2,907
Purchase of a noncontrolling interest	(51)	—	—	—	—	(51)	31	(20)
Other	2	—	—	—	—	2	—	2
Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406	$—	$21,406
Net income	—	1,956	—	—	—	1,956	—	1,956
Other comprehensive income	—	—	—	3	(2)	1	—	1
Dividends to parent	—	(500)	—	—	—	(500)	—	(500)
Other	(2)	(1)	—	—	—	(3)	—	(3)
Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860	$—	$22,860

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of fuel costs and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.

REPORTS
•We evaluated management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
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
•We performed audit procedures on the incurred asset retirement obligations requested for recovery to confirm their completeness and accuracy.
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
•We performed substantive analytical procedures on the recoverability of deferred fuel costs.
Asset Retirement Obligations – Nuclear Decommissioning Cash Flow Revisions – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company owns and operates nuclear facilities and records asset retirement obligations for their eventual decommissioning. On an annual basis, management performs an assessment for any indicators that would suggest a change in decommissioning cost estimates may be necessary. Judgment is required to calculate decommissioning estimates, which are determined through site-specific, third-party cost studies and are based on discounted cash flows, regulatory, legal, and legislative decisions, selection of discount rates and cost escalation rates, among other factors.
We identified the revisions in estimates of cash flows associated with nuclear asset retirement obligations as a critical audit matter because of the estimates and assumptions made by management in determining the recorded asset retirement obligations. This required a high degree of auditor judgment, and for certain assumptions, the need to involve our fair value specialists, when performing audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in estimates of cash flows associated with nuclear asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of nuclear asset retirement obligations, including those over management’s assessment of the economic inputs.
•We tested the mathematical accuracy of management’s nuclear asset retirement obligation calculations.
•We made inquiries and inspected opinions of internal counsel regarding the status of relevant assumptions.
•With the assistance of professionals in our firm with the appropriate expertise, we inspected and evaluated the reasonableness of the impacts of any economic inputs on the calculation of revisions to cash flow estimates.
•We evaluated the Company’s disclosures related to the impacts of the nuclear asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimate.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2024
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues	$6,488	$6,753	$5,780
Operating Expenses
Fuel used in electric generation and purchased power	2,203	2,492	1,778
Operation, maintenance and other	1,379	1,475	1,467
Depreciation and amortization	1,266	1,187	1,097
Property and other taxes	164	190	159
Impairment of assets and other charges	29	7	63
Total operating expenses	5,041	5,351	4,564
Gains on Sales of Other Assets and Other, net	3	4	13
Operating Income	1,450	1,406	1,229
Other Income and Expenses, net	124	114	143
Interest Expense	427	354	306
Income Before Income Taxes	1,147	1,166	1,066
Income Tax Expense	149	158	75
Net Income and Comprehensive Income	$998	$1,008	$991
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$18	$49
Receivables (net of allowance for doubtful accounts of $8 at 2023 and $4 at 2022)	139	167
Receivables of VIEs (net of allowance for doubtful accounts of $36 at 2023 and $40 at 2022)	833	793
Receivables from affiliated companies	16	25
Inventory	1,227	1,006
Regulatory assets (includes $39 at 2023 and 2022 related to VIEs)	942	690
Other (includes $31 at 2023 and $42 at 2022 related to VIEs)	72	174
Total current assets	3,247	2,904
Property, Plant and Equipment
Cost	39,283	38,875
Accumulated depreciation and amortization	(15,227)	(14,201)
Net property, plant and equipment	24,056	24,674
Other Noncurrent Assets
Regulatory assets (includes $643 at 2023 and $681 at 2022 related to VIEs)	4,546	4,724
Nuclear decommissioning trust funds	4,075	3,430
Operating lease right-of-use assets, net	318	370
Other	682	650
Total other noncurrent assets	9,621	9,174
Total Assets	$36,924	$36,752
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$634	$601
Accounts payable to affiliated companies	332	508
Notes payable to affiliated companies	891	238
Taxes accrued	176	77
Interest accrued	114	101
Current maturities of long-term debt (includes $34 at 2023 and 2022 related to VIEs)	72	369
Asset retirement obligations	244	288
Regulatory liabilities	300	332
Other	481	384
Total current liabilities	3,244	2,898
Long-Term Debt (includes $1,079 at 2023 and $1,114 at 2022 related to VIEs)	11,492	10,568
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,560	2,477
Asset retirement obligations	3,626	5,535
Regulatory liabilities	4,375	4,120
Operating lease liabilities	293	335
Accrued pension and other post-retirement benefit costs	146	160
Investment tax credits	129	124
Other (includes $12 at 2023 related to VIEs)	102	76
Total other noncurrent liabilities	11,231	12,827
Commitments and Contingencies
Equity
Member's Equity	10,807	10,309
Total Liabilities and Equity	$36,924	$36,752
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$998	$1,008	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,460	1,371	1,286
Equity component of AFUDC	(52)	(52)	(34)
Impairment of assets and other charges	29	7	63
Deferred income taxes	(53)	121	(46)
Contributions to qualified pension plans	(13)	(8)	—
Payments for asset retirement obligations	(249)	(193)	(187)
Provisions for rate refunds	(24)	(58)	(36)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	—	48
Receivables	(10)	(228)	(52)
Receivables from affiliated companies	9	58	(33)
Inventory	(221)	(85)	(11)
Other current assets	(252)	(207)	(147)
Increase (decrease) in
Accounts payable	(26)	20	12
Accounts payable to affiliated companies	(176)	198	95
Taxes accrued	99	(86)	83
Other current liabilities	13	13	(23)
Other assets	173	(416)	(37)
Other liabilities	29	38	(16)
Net cash provided by operating activities	1,734	1,501	1,956
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,387)	(2,070)	(1,746)
Purchases of debt and equity securities	(1,406)	(1,148)	(1,931)
Proceeds from sales and maturities of debt and equity securities	1,402	1,138	1,914
Other	(144)	(29)	(20)
Net cash used in investing activities	(2,535)	(2,109)	(1,783)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	991	1,477	1,959
Payments for the redemption of long-term debt	(369)	(645)	(1,308)
Notes payable to affiliated companies	652	67	(123)
Distributions to parent	(500)	(250)	(700)
Other	(1)	(1)	(1)
Net cash provided by (used in) financing activities	773	648	(173)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28)	40	—
Cash, cash equivalents and restricted cash at beginning of period	79	39	39
Cash, cash equivalents and restricted cash at end of period	$51	$79	$39
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$447	$386	$335
Cash paid for income taxes	73	157	83
Significant non-cash transactions:
Accrued capital expenditures	313	269	163
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2020	$9,260
Net income	991
Distribution to parent	(700)
Balance at December 31, 2021	$9,551
Net income	1,008
Distribution to parent	(250)
Balance at December 31, 2022	$10,309
Net income	998
Distribution to parent	(500)
Balance at December 31, 2023	$10,807
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 4 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Florida Public Service Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm and fuel cost. As a result, assessing the potential outcomes of future regulatory orders in Florida requires management judgment.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commission to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commission, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and detail testing procedures on the recoverability of deferred storm costs.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2024
We have served as the Company's auditor since 2001.

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues	$7,036	$6,353	$5,259
Operating Expenses
Fuel used in electric generation and purchased power	2,823	2,586	1,806
Operation, maintenance and other	1,239	967	1,048
Depreciation and amortization	885	955	831
Property and other taxes	480	421	383
Impairment of assets and other charges	(1)	4	19
Total operating expenses	5,426	4,933	4,087
Gains on Sales of Other Assets and Other, net	2	2	1
Operating Income	1,612	1,422	1,173
Other Income and Expenses, net	78	74	71
Interest Expense	413	362	319
Income Before Income Taxes	1,277	1,134	925
Income Tax Expense	261	225	187
Net Income	$1,016	$909	$738
Other Comprehensive Gain (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	3	(5)	(1)
Other Comprehensive Gain (Loss), net of tax	3	(5)	(1)
Comprehensive Income	$1,019	$904	$737
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$24	$45
Receivables (net of allowance for doubtful accounts of $11 at 2023 and $8 at 2022)	83	148
Receivables of VIEs (net of allowance for doubtful accounts of $20 at 2023 and $28 at 2022)	532	496
Receivables from affiliated companies	238	2
Inventory (includes $462 at 2023 related to VIEs)	674	573
Regulatory assets (includes $59 at 2023 and $55 at 2022 related to VIEs)	720	1,143
Other (includes $37 at 2023 and $46 at 2022 related to VIEs)	51	108
Total current assets	2,322	2,515
Property, Plant and Equipment
Cost	28,353	25,940
Accumulated depreciation and amortization	(7,067)	(6,377)
Net property, plant and equipment	21,286	19,563
Other Noncurrent Assets
Regulatory assets (includes $803 at 2023 and $826 at 2022 related to VIEs)	1,883	2,422
Nuclear decommissioning trust funds	382	424
Operating lease right-of-use assets, net	299	258
Other	429	372
Total other noncurrent assets	2,993	3,476
Total Assets	$26,601	$25,554
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $188 at 2023 related to VIEs)	$738	$880
Accounts payable to affiliated companies	135	177
Notes payable to affiliated companies	152	605
Taxes accrued	185	53
Interest accrued	86	80
Current maturities of long-term debt (includes $384 at 2023 and $306 at 2022 related to VIEs)	589	328
Asset retirement obligations	1	1
Regulatory liabilities	118	244
Other	350	363
Total current liabilities	2,354	2,731
Long-Term Debt (includes $831 at 2023 and $890 at 2022 related to VIEs)	9,812	9,381
Other Noncurrent Liabilities
Deferred income taxes	2,733	2,789
Asset retirement obligations	274	357
Regulatory liabilities	708	633
Operating lease liabilities	251	211
Accrued pension and other post-retirement benefit costs	98	111
Investment tax credits	242	234
Other (includes $6 at 2023 related to VIEs)	86	84
Total other noncurrent liabilities	4,392	4,419
Commitments and Contingencies
Equity
Member's equity	10,048	9,031
Accumulated other comprehensive loss	(5)	(8)
Total equity	10,043	9,023
Total Liabilities and Equity	$26,601	$25,554
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,016	$909	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,260	1,032	1,011
Equity component of AFUDC	(15)	(16)	(16)
Impairment of assets and other charges	(1)	4	19
Deferred income taxes	(89)	285	279
Contributions to qualified pension plans	(9)	(5)	—
Payments for asset retirement obligations	(80)	(98)	(101)
(Increase) decrease in
Receivables	30	(93)	(45)
Receivables from affiliated companies	(236)	14	(13)
Inventory	(101)	(98)	(15)
Other current assets	496	(640)	(451)
Increase (decrease) in
Accounts payable	(241)	202	47
Accounts payable to affiliated companies	(42)	(32)	124
Taxes accrued	132	2	(30)
Other current liabilities	3	62	(7)
Other assets	163	(704)	(69)
Other liabilities	101	18	(69)
Net cash provided by operating activities	2,387	842	1,402
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,529)	(2,247)	(1,923)
Purchases of debt and equity securities	(184)	(193)	(302)
Proceeds from sales and maturities of debt and equity securities	261	279	408
Other	(185)	(108)	(136)
Net cash used in investing activities	(2,637)	(2,269)	(1,953)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,564	1,298	1,135
Payments for the redemption of long-term debt	(879)	(77)	(575)
Notes payable to affiliated companies	(453)	406	3
Distributions to parent	—	(175)	—
Other	(1)	(1)	—
Net cash provided by financing activities	231	1,451	563
Net (decrease) increase in cash, cash equivalents and restricted cash	(19)	24	12
Cash, cash equivalents and restricted cash at beginning of period	86	62	50
Cash, cash equivalents and restricted cash at end of period	$67	$86	$62
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$394	$339	$308
Cash paid for (received from) income taxes	219	(83)	(15)
Significant non-cash transactions:
Accrued capital expenditures	493	394	337
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-	Total
(in millions)	Equity	Sale Securities	Equity
Balance at December 31, 2020	$7,560	$(2)	$7,558
Net income	738	—	738
Other comprehensive loss	—	(1)	(1)
Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	909	—	909
Other comprehensive loss	—	(5)	(5)
Distribution to parent	(175)	—	(175)
Other	(1)	—	(1)
Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	1,016	—	1,016
Other comprehensive income	—	3	3
Other	1	—	1
Balance at December 31, 2023	$10,048	$(5)	$10,043

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•We evaluated management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.

REPORTS
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
February 23, 2024
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues
Regulated electric	$1,868	$1,798	$1,493
Regulated natural gas	639	716	544
Total operating revenues	2,507	2,514	2,037
Operating Expenses
Fuel used in electric generation and purchased power	608	657	409
Cost of natural gas	163	261	136
Operation, maintenance and other	478	523	479
Depreciation and amortization	367	324	307
Property and other taxes	364	369	355
Impairment of assets and other charges	3	(10)	25
Total operating expenses	1,983	2,124	1,711
Gains on Sales of Other Assets and Other, net	1	1	1
Operating Income	525	391	327
Other Income and Expenses, net	41	19	18
Interest Expense	169	129	111
Income Before Income Taxes	397	281	234
Income Tax (Benefit) Expense	63	(21)	30
Net Income and Comprehensive Income	$334	$302	$204
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$24	$16
Receivables (net of allowance for doubtful accounts of $9 at 2023 and $6 at 2022)	112	73
Receivables from affiliated companies	239	247
Inventory	179	144
Regulatory assets	73	103
Other	134	86
Total current assets	761	669
Property, Plant and Equipment
Cost	13,210	12,497
Accumulated depreciation and amortization	(3,451)	(3,250)
Net property, plant and equipment	9,759	9,247
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	676	581
Operating lease right-of-use assets, net	16	18
Other	84	71
Total other noncurrent assets	1,696	1,590
Total Assets	$12,216	$11,506
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$338	$380
Accounts payable to affiliated companies	71	72
Notes payable to affiliated companies	613	497
Taxes accrued	316	317
Interest accrued	35	29
Current maturities of long-term debt	—	475
Asset retirement obligations	6	17
Regulatory liabilities	56	99
Other	65	74
Total current liabilities	1,500	1,960
Long-Term Debt	3,493	2,745
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,272	1,136
Asset retirement obligations	130	137
Regulatory liabilities	497	534
Operating lease liabilities	16	17
Accrued pension and other post-retirement benefit costs	97	90
Other	86	96
Total other noncurrent liabilities	2,098	2,010
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2023 and 2022	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	1,238	904
Total equity	5,100	4,766
Total Liabilities and Equity	$12,216	$11,506
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$334	$302	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	371	328	311
Equity component of AFUDC	(9)	(7)	(7)
Impairment of assets and other charges	3	(10)	25
Deferred income taxes	113	(22)	42
Contributions to qualified pension plans	(5)	(3)	—
Payments for asset retirement obligations	(13)	(12)	(2)
Provision for rate refunds	—	5	16
(Increase) decrease in
Receivables	(38)	23	6
Receivables from affiliated companies	(40)	(5)	(25)
Inventory	(35)	(28)	(6)
Other current assets	(23)	(55)	(60)
Increase (decrease) in
Accounts payable	(34)	44	38
Accounts payable to affiliated companies	(1)	8	(4)
Taxes accrued	(1)	42	26
Other current liabilities	(54)	(63)	11
Other assets	(24)	(29)	(43)
Other liabilities	(38)	64	27
Net cash provided by operating activities	506	582	559
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(939)	(850)	(848)
Net proceeds from the sales of other assets	75	—	—
Notes receivable from affiliated companies	48	(105)	(10)
Other	(67)	(67)	(60)
Net cash used in investing activities	(883)	(1,022)	(918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	774	50	150
Payments for the redemption of long-term debt	(500)	—	(50)
Notes payable to affiliated companies	116	395	(67)
Capital contribution from parent	—	—	325
Other	(5)	(2)	—
Net cash provided by financing activities	385	443	358
Net increase (decrease) in cash and cash equivalents	8	3	(1)
Cash and cash equivalents at beginning of period	16	13	14
Cash and cash equivalents at end of period	$24	$16	$13
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$158	$126	$107
Cash paid for (received from) income taxes	58	(35)	9
Significant non-cash transactions:
Accrued capital expenditures	115	123	135
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2020	$762	$2,776	$397	$3,935
Net income	—	—	204	204
Contribution from parent	—	325	—	325
Other	—	(1)	1	—
Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	302	302
Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	334	334
Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiary (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Indiana Utility Regulatory Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years in Indiana have focused on the recoverability of fuel costs and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commission to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commission, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
•We performed audit procedures on the incurred asset retirement obligations requested for recovery to confirm their completeness and accuracy.
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
•We performed substantive analytical procedures on the recoverability of deferred fuel costs.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2024
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues	$3,399	$3,922	$3,174
Operating Expenses
Fuel used in electric generation and purchased power	1,217	1,819	985
Operation, maintenance and other	713	729	750
Depreciation and amortization	666	645	615
Property and other taxes	59	75	73
Impairment of assets and other charges	—	388	9
Total operating expenses	2,655	3,656	2,432
Operating Income	744	266	742
Other Income and Expenses, net	76	36	42
Interest Expense	213	189	196
Income Before Income Taxes	607	113	588
Income Tax (Benefit) Expense	110	(24)	107
Net Income and Comprehensive Income	$497	$137	$481
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$8	$31
Receivables (net of allowance for doubtful accounts of $5 at 2023 and $4 at 2022)	156	112
Receivables from affiliated companies	197	298
Inventory	582	489
Regulatory assets	102	249
Other	98	197
Total current assets	1,143	1,376
Property, Plant and Equipment
Cost	18,900	18,121
Accumulated depreciation and amortization	(6,501)	(6,021)
Net property, plant and equipment	12,399	12,100
Other Noncurrent Assets
Regulatory assets	894	875
Operating lease right-of-use assets, net	50	49
Other	325	254
Total other noncurrent assets	1,269	1,178
Total Assets	$14,811	$14,654
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$300	$391
Accounts payable to affiliated companies	176	206
Notes payable to affiliated companies	256	435
Taxes accrued	66	92
Interest accrued	54	48
Current maturities of long-term debt	4	303
Asset retirement obligations	120	207
Regulatory liabilities	209	187
Other	184	161
Total current liabilities	1,369	2,030
Long-Term Debt	4,348	3,854
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,436	1,299
Asset retirement obligations	689	744
Regulatory liabilities	1,459	1,454
Operating lease liabilities	46	47
Accrued pension and other post-retirement benefit costs	115	122
Investment tax credits	186	186
Other	—	65
Total other noncurrent liabilities	3,931	3,917
Commitments and Contingencies
Equity
Member's equity	5,012	4,702
Accumulated other comprehensive income	1	1
Total equity	5,013	4,703
Total Liabilities and Equity	$14,811	$14,654
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$497	$137	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	669	648	619
Equity component of AFUDC	(10)	(13)	(27)
Impairment of assets and other charges	—	388	9
Deferred income taxes	91	(64)	34
Contributions to qualified pension plans	(8)	(5)	—
Payments for asset retirement obligations	(81)	(82)	(67)
(Increase) decrease in
Receivables	(40)	(3)	(33)
Receivables from affiliated companies	(8)	20	—
Inventory	(93)	(70)	55
Other current assets	138	(3)	(181)
Increase (decrease) in
Accounts payable	(83)	105	76
Accounts payable to affiliated companies	42	(3)	8
Taxes accrued	(26)	34	12
Other current liabilities	128	9	13
Other assets	(69)	(10)	20
Other liabilities	7	13	(15)
Net cash provided by operating activities	1,154	1,101	1,004
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(961)	(877)	(818)
Purchases of debt and equity securities	(68)	(61)	(142)
Proceeds from sales and maturities of debt and equity securities	55	48	65
Notes receivable from affiliated companies	109	(86)	(120)
Other	(66)	(55)	36
Net cash used in investing activities	(931)	(1,031)	(979)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	67	300
Payments for the redemption of long-term debt	(303)	(84)	(70)
Notes payable to affiliated companies	(178)	435	(131)
Distributions to parent	(259)	(462)	(125)
Other	(1)	(1)	—
Net cash used in financing activities	(246)	(45)	(26)
Net (decrease) increase in cash and cash equivalents	(23)	25	(1)
Cash and cash equivalents at beginning of period	31	6	7
Cash and cash equivalents at end of period	$8	$31	$6
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$202	$186	$194
Cash paid for income taxes	90	35	56
Significant non-cash transactions:
Accrued capital expenditures	114	122	118
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income
		Pension
	Member's	and OPEB	Total
(in millions)	Equity	Adjustments	Equity
Balance at December 31, 2020	$4,783	$—	$4,783
Net income	481	—	481
Distributions to parent	(250)	—	(250)
Other	1	—	1
Balance at December 31, 2021	$5,015	$—	$5,015
Net income	137	—	137
Distributions to parent	(450)	—	(450)
Other	—	1	1
Balance at December 31, 2022	$4,702	$1	$4,703
Net income	497	—	497
Distributions to parent	(187)	—	(187)
Balance at December 31, 2023	$5,012	$1	$5,013
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.
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
•We read relevant regulatory orders issued by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•We evaluated management’s judgments regarding the recoverability of regulatory asset balances by performing the following:
–We inquired of management regarding changes in regulatory orders and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.

REPORTS
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
February 23, 2024
We have served as the Company's auditor since 1951.

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating Revenues
Regulated natural gas	$1,603	$2,100	$1,555
Nonregulated natural gas and other	25	24	14
Total operating revenues	1,628	2,124	1,569
Operating Expenses
Cost of natural gas	430	1,015	569
Operation, maintenance and other	344	368	327
Depreciation and amortization	237	222	213
Property and other taxes	59	57	55
Impairment of assets and other charges	(4)	18	10
Total operating expenses	1,066	1,680	1,174
Gains on Sales of Other Assets and Other, net	—	4	—
Operating Income	562	448	395
Equity in earnings of unconsolidated affiliates	9	8	9
Other income and expense, net	57	46	55
Total other income and expenses	66	54	64
Interest Expense	165	140	119
Income Before Income Taxes	463	362	340
Income Tax Expense	84	39	30
Net Income and Comprehensive Income	$379	$323	$310
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $11 at 2023 and $14 at 2022)	$311	$436
Receivables from affiliated companies	10	11
Inventory	112	172
Regulatory assets	161	119
Other	7	4
Total current assets	601	742
Property, Plant and Equipment
Cost	11,906	10,869
Accumulated depreciation and amortization	(2,259)	(2,081)
Facilities to be retired, net	2	9
Net property, plant and equipment	9,649	8,797
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	410	392
Operating lease right-of-use assets, net	4	4
Investments in equity method unconsolidated affiliates	78	79
Other	276	272
Total other noncurrent assets	817	796
Total Assets	$11,067	$10,335
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$315	$345
Accounts payable to affiliated companies	54	51
Notes payable to affiliated companies	538	514
Taxes accrued	89	74
Interest accrued	39	40
Current maturities of long-term debt	40	45
Regulatory liabilities	98	74
Other	77	81
Total current liabilities	1,250	1,224
Long-Term Debt	3,628	3,318
Other Noncurrent Liabilities
Deferred income taxes	933	870
Asset retirement obligations	26	26
Regulatory liabilities	988	1,024
Operating lease liabilities	10	13
Accrued pension and other post-retirement benefit costs	8	7
Other	172	180
Total other noncurrent liabilities	2,137	2,120
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2023 and 2022	1,635	1,635
Retained earnings	2,416	2,037
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,051	3,672
Noncontrolling interests	1	1
Total equity	4,052	3,673
Total Liabilities and Equity	$11,067	$10,335
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$379	$323	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	225	216
Equity component of AFUDC	(21)	(11)	(20)
Impairment of assets and other charges	(4)	18	10
Deferred income taxes	38	5	4
Contributions to qualified pension plans	(3)	(2)	—
Equity in earnings from unconsolidated affiliates	(9)	(8)	(9)
Provision for rate refunds	—	(3)	(4)
(Increase) decrease in
Receivables	127	(111)	(77)
Receivables from affiliated companies	1	—	(1)
Inventory	58	(63)	(40)
Other current assets	(46)	32	33
Increase (decrease) in
Accounts payable	(45)	40	(25)
Accounts payable to affiliated companies	3	11	(39)
Taxes accrued	15	11	37
Other current liabilities	27	36	(26)
Other assets	(7)	5	26
Other liabilities	10	(1)	(4)
Net cash provided by operating activities	762	507	391
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,036)	(862)	(850)
Contributions to equity method investments	—	(8)	(9)
Other	(54)	(26)	(31)
Net cash used in investing activities	(1,090)	(896)	(890)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	348	394	347
Payments for the redemption of long-term debt	(45)	—	(160)
Notes payable to affiliated companies	25	(4)	(13)
Capital contribution from parent	—	—	325
Other	—	(1)	—
Net cash provided by financing activities	328	389	499
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$162	$135	$114
Cash paid for (received from) income taxes	28	23	(13)
Significant non-cash transactions:
Accrued capital expenditures	223	207	97
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2020	$1,310	$1,405	$2,715	$—	$2,715
Net income	—	310	310	—	310
Contribution from parent	325	—	325	—	325
Other	—	(1)	(1)	—	(1)
Balance at December 31, 2021	$1,635	$1,714	$3,349	$—	$3,349
Net income	—	323	323	—	323
Other	—	—	—	1	1
Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	379	379	—	379
Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5% of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2023, or 2022.

		December 31,
(in millions)	Location	2023	2022
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$224	$247
Duke Energy Florida
Customer deposits/Collateral liabilities	Current Liabilities	$168	$200
Duke Energy Ohio
Gas Storage	Current Assets	$23	$57
Tax receivables	Current Assets	95	4
Duke Energy Indiana
Mark-to-market transactions	Current Assets	$18	$110
Customer advances	Current Liabilities	$87	$51
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the years ended December 31, 2023, 2022 and 2021, the Loss From Discontinued Operations, net of tax on Duke Energy's Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
Noncontrolling Interest
Duke Energy maintains a controlling financial interest in certain less than wholly owned subsidiaries. As a result, Duke Energy consolidates these subsidiaries and presents the third-party investors' portion of Duke Energy's net income (loss), net assets and comprehensive income (loss) as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Consolidated Balance Sheets. Operating agreements of Duke Energy's subsidiaries with noncontrolling interest allocate profit and loss based on their pro rata shares of the ownership interest in the respective subsidiary. Therefore, Duke Energy allocates net income or loss and other comprehensive income or loss of these subsidiaries to the owners based on their pro rata shares.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

	December 31, 2023
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$253	$9	$59	$18	$24
Other	76	9	67	31	36
Other Noncurrent Assets
Other	16	1	9	2	7
Total cash, cash equivalents and restricted cash	$345	$19	$135	$51	$67

	December 31, 2022
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$409	$44	$108	$49	$45
Other	82	8	74	28	41
Other Noncurrent Assets
Other	11	1	2	2	—
Total cash, cash equivalents and restricted cash	$502	$53	$184	$79	$86
Inventory
Inventory related to regulated operations is valued at historical cost. Inventory is charged to expense or capitalized to property, plant and equipment when issued, primarily using the average cost method. Excess or obsolete inventory is written down to the lower of cost or net realizable value. Once inventory has been written down, it creates a new cost basis for the inventory that is not subsequently written up. Provisions for inventory write-offs were not material at December 31, 2023, and 2022, respectively. The components of inventory are presented in the tables below.

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,086	$1,075	$1,465	$963	$502	$139	$361	$12
Coal	842	364	231	154	77	28	219	—
Natural gas, oil and other	364	45	205	110	95	12	2	100
Total inventory	$4,292	$1,484	$1,901	$1,227	$674	$179	$582	$112

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$2,604	$876	$1,232	$819	$413	$105	$342	$12
Coal	620	253	190	99	91	34	144	—
Natural gas, oil and other	360	35	157	88	69	5	3	160
Total inventory	$3,584	$1,164	$1,579	$1,006	$573	$144	$489	$172

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

	Years Ended December 31,
	2023	2022	2021
Duke Energy	2.9%	3.0%	2.9%
Duke Energy Carolinas	2.7%	2.7%	2.7%
Progress Energy	3.3%	3.2%	3.1%
Duke Energy Progress	3.1%	3.0%	3.0%
Duke Energy Florida	3.5%	3.5%	3.3%
Duke Energy Ohio	2.8%	2.9%	2.9%
Duke Energy Indiana	3.6%	3.6%	3.6%
Piedmont	2.1%	2.1%	2.1%

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
When the Duke Energy Registrants sell entire regulated operating units, the original cost and accumulated depreciation and amortization balances are removed from Property, Plant and Equipment on the Consolidated Balance Sheets. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body. See Note 11 for additional information.
Other Noncurrent Assets
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the contract in Other within Other noncurrent assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022. The asset is recorded at historical cost and is subject to impairment testing should circumstances indicate the carrying value may not be recoverable. In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the EU&I segment. See Notes 2 and 3 for further information.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounts Payable
Duke Energy has a voluntary supply chain finance program (the “program”) that allows Duke Energy suppliers, at their sole discretion, to sell their receivables from Duke Energy to a global financial institution at a rate that leverages Duke Energy’s credit rating and, which may result in favorable terms compared to the rate available to the supplier on their own credit rating. Suppliers participating in the program, determine at their sole discretion which invoices they will sell to the financial institution. Suppliers’ decisions on which invoices are sold do not impact Duke Energy’s payment terms, which are based on commercial terms negotiated between Duke Energy and the supplier regardless of program participation. The commercial terms negotiated between Duke Energy and its suppliers are consistent regardless of whether the supplier elects to participate in the program. Duke Energy does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. Duke Energy does not have an economic interest in the supplier’s decision to participate in the program and receives no interest, fees or other benefit from the financial institution based on supplier participation in the program.
The following table presents the outstanding accounts payable balance sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows as of December 31, 2023, and December 31, 2022.

	For the Years Ended December 31, 2022 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at December 31, 2021	$19	$—	$9	$—	$9	$6	$—	$4
Invoices confirmed during the period	283	29	76	26	50	32	2	145
Confirmed invoices paid during the period	(215)	(23)	(66)	(18)	(48)	(33)	(2)	(92)
Confirmed obligations outstanding at December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	228	24	58	22	36	7	—	139
Confirmed invoices paid during the period	(265)	(30)	(74)	(30)	(44)	(12)	—	(149)
Confirmed obligations outstanding at December 31, 2023	$50	$—	$3	$—	$3	$—	$—	$47

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
Alternative Revenue Programs
Duke Energy accounts for certain types of programs established by the regulators in the states in which it operates, including decoupling mechanisms, as alternative revenue programs. Alternative revenue programs are contracts between an entity and its regulator, not a contract between an entity and a customer. Revenue arising from alternative revenue programs is presented as Regulated electric revenues and Regulated natural gas revenues on the Consolidated Statements of Operations. Revenue from alternative revenue programs is recognized in the period they are earned (i.e. during the period of revenue shortfall or excess due to fluctuations in customer usage or when specific targets are met resulting in the achievement of performance incentives or penalties) and a regulatory asset or liability on the Consolidated Balance Sheets is established which is subsequently billed or refunded to customers. Duke Energy recognizes revenue as alternative revenue programs for programs that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months. See Note 19 for disaggregated revenue information including revenue from contracts with customers and revenues recognized as alternative revenue programs.
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

	Years Ended December 31,
(in millions)	2023	2022	2021
Duke Energy	$458	$449	$420
Duke Energy Carolinas	27	47	44
Progress Energy	322	290	250
Duke Energy Progress	5	25	22
Duke Energy Florida	317	265	228
Duke Energy Ohio	106	104	102
Duke Energy Indiana	1	7	23
Piedmont	2	1	1
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any current legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, if Duke Energy were to defer dividend payments on the preferred stock, the declaration of common stock dividends would be prohibited. See Note 20 for more information. Additionally, as further described in Note 4, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy due to conditions established by regulators in conjunction with merger transaction approvals. At December 31, 2023, and 2022, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
The following accounting standard was adopted by the Duke Energy Registrants in 2021.
Leases with Variable Lease Payments. In July 2021, the Financial Accounting Standards Board issued new accounting guidance requiring lessors to classify a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if both of the following are met: (1) the lease would have to be classified as a sales-type or direct financing lease under prior guidance, and (2) the lessor would have recognized a day-one loss. Duke Energy elected to adopt the guidance immediately upon issuance of the new standard and will be applying the new standard prospectively to new lease arrangements meeting the criteria. Duke Energy did not have any lease arrangements that this new accounting guidance materially impacted.
2. DISPOSITIONS
The following table summarizes the Loss from Discontinued Operations, net of tax recorded on Duke Energy's Consolidated Statements of Operations:

	Years Ended December 31,
(in millions)	2023	2022	2021
Commercial Renewables Disposal Groups	$(1,457)	$(1,349)	$(151)
Other(a)	2	26	7
Loss from Discontinued Operations, net of tax	$(1,455)	$(1,323)	$(144)
(a)     Amounts primarily represent income tax adjustments for previously sold businesses not related to the Commercial Renewables Disposal Groups.
Sale of Commercial Renewables Segment
In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the EU&I segment. In June 2023, Duke Energy announced that it had entered into a purchase and sale agreement with affiliates of Brookfield for the sale of the utility-scale solar and wind group. Duke Energy closed on this transaction on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. The balance of the proceeds to be received is classified in Other, within Other Noncurrent Asset on Duke Energy's Consolidated Balance Sheets. In July 2023, Duke Energy announced that it had entered into a purchase and sale agreement with affiliates of ArcLight for the distributed generation group. Duke Energy closed on this transaction on October 4, 2023, and received proceeds of $243 million. These proceeds amounts are gross of cash divested as part of the sales of the utility-scale wind and solar group and the distributed generation group, which totaled approximately $75 million. In March 2023, assets for certain projects were removed from the utility-scale solar and wind group and placed in a separate disposal group. The disposal process for the remaining assets is expected to be completed in the first half of 2024, with net proceeds from the dispositions not anticipated to be material.

FINANCIAL STATEMENTS	DISPOSITIONS
Assets Held For Sale and Discontinued Operations
The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. No interest from corporate level debt was allocated to discontinued operations and no adjustments were made to the historical activity within the Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows or the Consolidated Statements of Changes in Equity. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented.
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Duke Energy's Consolidated Balance Sheets.

	December 31,
(in millions)	2023	2022
Current Assets Held for Sale
Cash and cash equivalents	$—	$10
Receivables, net	—	107
Inventory	—	88
Other	14	151
Total current assets held for sale	14	356
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	247	6,444
Accumulated depreciation and amortization	(57)	(1,651)
Net property, plant and equipment	190	4,793
Operating lease right-of-use assets, net	4	140
Investments in equity method unconsolidated affiliates	—	522
Other	3	179
Total other noncurrent assets held for sale	7	841
Total Assets Held for Sale	$211	$5,990
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$9	$122
Taxes accrued	3	17
Current maturities of long-term debt	5	276
Unrealized losses on commodity hedges	68	37
Other	37	83
Total current liabilities associated with assets held for sale	122	535
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	39	1,188
Operating lease liabilities	5	150
Asset retirement obligations	8	190
Unrealized losses on commodity hedges	94	187
Other	11	212
Total other noncurrent liabilities associated with assets held for sale	157	1,927
Total Liabilities Associated with Assets Held for Sale	$279	$2,462

FINANCIAL STATEMENTS	DISPOSITIONS
As of December 31, 2023, and 2022, the noncontrolling interest balance is $66.3 million and $1.6 billion, respectively.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating revenues	$330	$465	$476
Operation, maintenance and other	302	337	343
Depreciation and amortization(a)	—	201	227
Property and other taxes	45	36	34
Other income and expenses, net	(8)	2	(27)
Interest expense	65	10	72
Loss on disposal	1,725	1,748	—
Loss before income taxes	(1,815)	(1,865)	(227)
Income tax benefit	(358)	(516)	(76)
Loss from discontinued operations	$(1,457)	$(1,349)	$(151)
Add: Net loss attributable to noncontrolling interest included in discontinued operations	64	108	344
Net (loss) income from discontinued operations attributable to Duke Energy Corporation	$(1,393)	$(1,241)	$193
(a)    Upon meeting the criteria for assets held for sale, beginning in November 2022 depreciation and amortization expense were ceased.
The Commercial Renewables Disposal Groups' assets held for sale amounts presented above reflect pretax impairments recorded against property, plant and equipment of approximately $278 million and $1.7 billion as of December 31, 2023, and 2022, respectively. In connection with the sales of the utility-scale solar and wind group and the distributed generation group, impairments were recorded based upon the purchase and sale agreements and the net assets were derecognized following the closing of the sales. For the remainder of the assets, impairments were recorded based upon fair value determined from a discounted cash flow analysis. The impairments were included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations and Comprehensive Income for the periods presented. The discounted cash flow model utilized Level 2 and Level 3 inputs. The fair value hierarchy levels are further discussed in Note 17. The impairments for the utility-scale and distributed generation assets were updated based on customary adjustments at closing, and will be updated, if necessary, for any post-closing adjustments. The carrying amounts for the remaining assets will be updated, if necessary, based on final disposition amounts.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash flows provided by (used in):
Operating activities	$607	$213	$62
Investing activities	122	(802)	(542)
Other Sale Related Matters
Duke Energy (Parent) and several Duke Energy renewables project companies, located in the Electric Reliability Council of Texas (ERCOT) market, were named in several lawsuits arising out of Texas Storm Uri, which occurred in February 2021. The legal actions related to all but one of the project companies in this matter transferred to affiliates of Brookfield in conjunction with the transaction closing in October 2023. See Note 5 for more information.
As part of the purchase and sale agreement for the distributed generation group, Duke Energy has agreed to retain certain guarantees, with expiration dates between 2029 through 2034, related to tax equity partners' assets and operations that will be disposed of via sale. Duke Energy has obtained certain guarantees from the buyers in regard to future performance obligations to assist in limiting Duke Energy's exposure under the retained guarantees. The fair value of the guarantees is immaterial as Duke Energy does not believe conditions are likely for performance under these guarantees.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Year Ended December 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated Revenues	$26,846	$2,177	$29,023	$37	$—	$29,060
Intersegment Revenues	75	89	164	97	(261)	—
Total Revenues	$26,921	$2,266	$29,187	$134	$(261)	$29,060
Interest Expense	$1,850	$217	$2,067	$1,097	$(150)	$3,014
Depreciation and amortization	4,684	349	5,033	248	(28)	5,253
Equity in earnings of unconsolidated affiliates	7	40	47	66	—	113
Income tax expense (benefit)	742	116	858	(420)	—	438
Segment income (loss)(a)(b)	4,223	519	4,742	(616)	—	4,126
Less noncontrolling interest						(33)
Add back preferred stock dividend						106
Discontinued operations						(1,391)
Net income						$2,874
Capital investments expenditures and acquisitions(c)	$10,135	$1,492	$11,627	$995	$—	$12,622
Segment assets(d)	155,449	17,349	172,798	4,095	—	176,893
(a)    EU&I includes $35 million recorded with Impairment of assets and other charges and $8 million within Operations, maintenance and other primarily related to the North Carolina rate case order on Duke Energy Carolinas' Consolidated Statements of Operations; it also includes $33 million within Impairment of assets and other charges and $8 million within Operations, maintenance and other primarily related to the North Carolina rate case order on Duke Energy Progress' Consolidated Statements of Operations. See Note 4 for additional information.
(b)    Other includes $110 million recorded within Operations, maintenance and other and $14 million within Impairments of assets and other charges primarily related to strategic repositioning as the Company transitions to a fully regulated utility on the Consolidated Statements of Operations. See Note 21 for additional information.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
(d)    Other includes capital investments expenditures and acquisitions related to the Commercial Renewables Disposal Groups.
(e)    Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.
Geographical Information
Substantially all assets and revenues from continuing operations are within the U.S.
Major Customers
No Subsidiary Registrant has an individual customer representing more than 10% of its revenues for the year ended December 31, 2023.
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2023
Electric Utilities and Infrastructure	$23,484	$2,193	$—	$1,244	$26,921
Gas Utilities and Infrastructure	—	—	2,199	67	2,266
Total Reportable Segments	$23,484	$2,193	$2,199	$1,311	$29,187
2022
Electric Utilities and Infrastructure	$22,036	$2,882	$—	$1,106	$26,024
Gas Utilities and Infrastructure	—	—	2,535	305	2,840
Total Reportable Segments	$22,036	$2,882	$2,535	$1,411	$28,864
2021
Electric Utilities and Infrastructure	$19,410	$2,216	$—	$977	$22,603
Gas Utilities and Infrastructure	—	—	2,025	87	2,112
Total Reportable Segments	$19,410	$2,216	$2,025	$1,064	$24,715
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
All Duke Energy Ohio assets and revenues from continuing operations are within the U.S.

	Year Ended December 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,868	$639	$2,507	$—	$—	$2,507
Interest expense	$116	$53	$169	$—	$—	$169
Depreciation and amortization	257	110	367	—	—	367
Income tax expense (benefit)	42	23	65	(2)	—	63
Segment income (loss)/Net income	227	116	343	(9)	—	334
Capital expenditures	$520	$419	$939	$—	$—	$939
Segment assets	7,978	4,346	12,324	13	(121)	12,216

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,798	$716	$2,514	$—	$—	$2,514
Interest expense	$86	$43	$129	$—	$—	$129
Depreciation and amortization	221	103	324	—	—	324
Income tax expense (benefit)	24	(43)	(19)	(2)	—	(21)
Segment income (loss)/Net Income	189	121	310	(8)	—	302
Capital expenditures	$488	$362	$850	$—	$—	$850
Segment assets	7,504	4,164	11,668	14	(176)	11,506

	Year Ended December 31, 2021
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$1,493	$544	$2,037	$—	$—	$2,037
Interest expense	$87	$24	$111	$—	$—	$111
Depreciation and amortization	217	90	307	—	—	307
Income tax expense (benefit)	15	19	34	(4)	—	30
Segment income (loss)/Net Income	141	78	219	(15)	—	204
Capital expenditures	$486	$362	$848	$—	$—	$848
Segment assets	6,882	3,892	10,774	29	(29)	10,774
4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets of Duke Energy and Progress Energy. See separate tables below for balances by individual registrant.

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2023	2022	2023	2022
Regulatory Assets
AROs – coal ash	$3,214	$3,205	$1,230	$1,429
AROs – nuclear and other	1,179	945	1,127	884
Deferred fuel and purchased power	2,486	3,866	1,173	2,060
Accrued pension and OPEB	2,389	2,336	757	759
Storm cost securitized balance, net	890	940	682	720
Nuclear asset securitized balance, net	830	881	830	881
Debt fair value adjustment	774	829	—	—
Hedge costs deferrals	749	378	323	128
Storm cost deferrals	407	687	298	559
COR regulatory asset	371	221	337	221
Post-in-service carrying costs (PISCC) and deferred operating expenses	357	359	42	42
Retired generation facilities	275	316	220	243
Deferred asset – Lee and Harris COLA	252	288	15	21
Customer connect project	251	271	125	136
Advanced metering infrastructure (AMI)	243	283	92	111
Incremental COVID-19 expenses	237	210	80	78
Vacation accrual	228	222	43	43
Grid Deferral	210	136	51	40
Demand side management (DSM)/Energy efficiency (EE)	201	189	191	188
CEP deferral	193	190	—	—
NCEMPA deferrals	172	157	172	157
Derivatives – natural gas supply contracts	147	168	—	—
Deferred pipeline integrity costs	133	121	—	—
Nuclear deferral	131	154	42	64
COR settlement	115	120	30	32
Decoupling	115	42	15	—
Deferred coal ash handling system costs	86	92	21	25
Qualifying facility contract buyouts	68	81	68	81
Network Integration Transmission Services deferral	31	23	—	—
Transmission expansion obligation	30	31	—	—
East Bend deferrals	28	33	—	—
Propane caverns	26	26	—	—
Tennessee ARM Deferral	20	3	—	—
Other	428	327	127	77
Total regulatory assets	17,266	18,130	8,091	8,979
Less: Current portion	3,648	3,485	1,661	1,833
Total noncurrent regulatory assets	$13,618	$14,645	$6,430	$7,146
Regulatory Liabilities
Net regulatory liability related to income taxes	$5,901	$6,462	$2,008	$2,192
COR regulatory liability	5,497	5,151	2,805	2,269
AROs – nuclear and other	1,673	1,038	—	—
Hedge cost deferrals	443	683	208	252
Accrued pension and OPEB	266	211	—	—
Deferred fuel and purchased power	137	35	14	—
DSM/EE	89	88	—	—
DOE Settlement	32	154	32	154
Provision for rate refunds	15	78	4	28
Other	1,355	1,148	430	434
Total regulatory liabilities	15,408	15,048	5,501	5,329
Less: Current portion	1,369	1,466	418	576
Total noncurrent regulatory liabilities	$14,039	$13,582	$5,083	$4,753

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
COR regulatory asset. Represents the excess of spend over funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired, net of certain deferred gains on NDTF investments.
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
Grid deferral. Represents deferred incremental operation and maintenance expense, depreciation and property taxes associated with grid improvement plans.
DSM/EE. Deferred costs related to various DSM and EE programs recoverable or refundable as approved by the applicable regulatory body.
CEP deferral. Represents deferred depreciation, PISCC and deferred property tax for Duke Energy Ohio Gas capital assets for the CEP.
NCEMPA deferrals. Represents retail allocated cost deferrals and returns associated with the additional ownership interest in assets acquired from NCEMPA in 2015.
Derivatives – natural gas supply contracts. Represents costs for certain long-dated, fixed quantity forward natural gas supply contracts, which are recoverable through PGA clauses.
Deferred pipeline integrity costs. Represents pipeline integrity management costs in compliance with federal regulations.
Nuclear deferral. Includes amounts related to nuclear plant outage and refueling costs, which are deferred and recovered over the nuclear fuel cycle.

FINANCIAL STATEMENTS	REGULATORY MATTERS
COR settlement. Represents approved COR settlements that are being amortized over the average remaining lives, at the time of approval, of the associated assets.
Decoupling. Relates primarily to margin and revenue decoupling.
Deferred coal ash handling system costs. Represents deferred depreciation and returns associated with capital assets related to converting the ash handling system from wet to dry.
Qualifying facility contract buyouts. Represents termination payments for regulatory recovery through the capacity clause.
Network Integration Transmission Services deferral. Represents a deferral of costs and return related transmission costs.
Transmission expansion obligation. Represents transmission expansion obligations related to Duke Energy Ohio's withdrawal from MISO.
East Bend deferrals. Represents amounts to be recovered for deferred costs and depreciation related to the East Bend station.
Propane Caverns. Represents amounts for costs related to propane inventory, the net book value of remaining assets and decommissioning costs at Duke Energy Ohio.
TN ARM Deferral. Represents amounts to be recovered for uncollected revenue for 2022 and deferred depreciation and carrying costs on the portion of capital expenditures placed in service but not yet reflected in rates.
Net regulatory liability related to income taxes. Amounts for all registrants include regulatory liabilities related primarily to impacts from the Tax Act. See Note 24 for additional information. Amounts have no immediate impact on rate base as regulatory assets are offset by deferred tax liabilities.
COR regulatory liability. Represents funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired. Also includes certain deferred gains on NDTF investments.
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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2023.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were not a material amount of Duke Energy's and Progress Energy's net assets at December 31, 2023.
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
Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Duke Energy Carolinas and Duke Energy Progress
Hurricane Ian
In late September and early October 2022, Hurricane Ian inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 950,000 customers were impacted. As of December 31, 2023, total estimated operation and maintenance expenses incurred for restoration efforts were approximately $95 million, with an additional $8 million in capital investments. Approximately $87 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2023 ($32 million and $55 million for Duke Energy Carolinas and Duke Energy Progress, respectively), Duke Energy Carolinas and Duke Energy Progress have regulatory tools to recover storm costs including deferral and securitization. These estimates could change as Duke Energy Carolinas and Duke Energy Progress receive additional information on actual costs.
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
On February 24, 2022, the NRC issued a decision in the SLR appeal related to Florida Power and Light's Turkey Point nuclear generating station in Florida. The NRC ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. Although Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including Oconee. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. On November 7, 2022, Duke Energy Carolinas submitted a supplement to its environmental report addressing environmental impacts during the SLR period. On September 14, 2023, the NRC posted on its website that the issuance of the GEIS will now be issued in August 2024 instead of May 2024 due to the volume and technical complexity of the comments received.
On December 19, 2022, the NRC published a notice in the Federal Register that the NRC will conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at Oconee during the SLR period. The NRC received comments from the EPA and the Petitioners and these comments identify 18 potential impacts that should be considered by the NRC in the EIS, which include, but are not limited to, climate change and flooding, environmental justice, severe accidents, and external events. On February 8, 2024, the NRC issued the Oconee site-specific draft EIS.
On December 19, 2022, the NRC issued the Safety Evaluation Report (SER) for the safety portion of the SLR application. The NRC determined Duke Energy Carolinas met the requirements of the applicable regulations and identified actions that have been taken or will be taken to manage the effects of aging and address time-limited analyses. Duke Energy Carolinas and the NRC met with the Advisory Committee on Reactor Safeguards (ACRS) on February 2, 2023, to discuss issues regarding the SER and SLR application. On February 25, 2023, the ACRS issued a report to the NRC on the safety aspects of the Oconee SLR application, which concluded that the established programs and commitments made by Duke Energy Carolinas to manage age-related degradation provide confidence that Oconee can be operated in accordance with its current licensing basis for the subsequent period of extended operation without undue risk to the health and safety of the public and the SLR application for Oconee should be approved.
Although the NRC’s GEIS applicability decision has delayed completion of the SLR proceeding, Duke Energy Carolinas does not believe it changes the probability that the Oconee subsequent renewed licenses will ultimately be issued, although Duke Energy Carolinas cannot guarantee the outcome of the license application process.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. Accordingly, new depreciation rates were implemented for all of the nuclear facilities during the second quarter of 2021. Duke Energy Carolinas and Duke Energy Progress cannot predict the outcome of these additional relicensing proceedings.
Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2023	2022	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,559	$1,391	(g)	(b)
Deferred fuel and purchased power(i)	1,293	1,614	(e)	2025
Accrued pension and OPEB	671	614		(h)
Storm cost securitized balance, net	208	220	Yes	2041
Hedge costs deferrals	405	228		(b)
Storm cost deferrals	97	114	Yes	(b)
PISCC and deferred operating expenses	48	47	Yes	(b)
Retired generation facilities(c)	26	39	Yes	(b)
Deferred asset – Lee COLA	237	267		(b)
Customer connect project(c)	58	62	Yes	(b)
AMI(c)	125	139	Yes	(b)
Incremental COVID-19 expenses	152	127	Yes	(b)
Vacation accrual	87	84		2024
Grid Deferral(c)	159	96	Yes	(b)
Nuclear deferral	89	90		2025
COR settlement(c)	85	88	Yes	(b)
Deferred coal ash handling system costs(c)	65	67	Yes	(b)
Other	116	101		(b)
Total regulatory assets	5,480	5,388
Less: Current portion	1,564	1,095
Total noncurrent regulatory assets	$3,916	$4,293
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(d)	$2,200	$2,475	Yes	(b)
COR regulatory liability(c)	1,641	1,769	Yes	(f)
AROs – nuclear and other	1,673	1,038		(b)
Hedge cost deferrals	158	350		(b)
Accrued pension and OPEB	106	44		(h)
Deferred fuel and purchased power(i)	85	—	(e)	2025
DSM/EE(c)	87	86	Yes	(j)
Provision for rate refunds(c)	11	50	Yes	(b)
Other	616	501		(b)
Total regulatory liabilities	6,577	6,313
Less: Current portion	587	530
Total noncurrent regulatory liabilities	$5,990	$5,783
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)     Included in rate base.
(d)    Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate. Portions are included in rate base.
(e)    Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina. The asset balance principally relates to North Carolina costs while the liability balance relates to South Carolina.
(f)    Recovered over the life of the associated assets.
(g)    Earns a debt and equity return on coal ash expenditures for North Carolina and South Carolina retail customers as permitted by various regulatory orders.
(h)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 23 for additional detail.
(i)    Duke Energy Carolinas submitted a fuel filing to the NCUC in February 2023 for recovery of $998 million, which included deferrals through December 2022. The NCUC approved recovery of this balance through December 2024. The next filing will be made in the first quarter of 2024. Duke Energy Carolinas submitted a fuel filing to the PSCSC in August 2023 for recovery of $310 million, which included deferrals through May 2023. The PSCSC approved recovery of this balance through October 2024. The next filing will be made in the third quarter of 2024.
(j)    Includes incentives on DSM/EE investments and is recovered or refunded through an annual rider mechanism.

FINANCIAL STATEMENTS	REGULATORY MATTERS
2023 North Carolina Rate Case
On January 19, 2023, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR Application included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB 951. The application as originally filed requested an overall retail revenue increase of $501 million in Year 1, $172 million in Year 2 and $150 million in Year 3, for a combined total of $823 million or 15.7% by early 2026. The rate increase is driven primarily by transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan.
On August 22, 2023, Duke Energy Carolinas filed with the NCUC a partial settlement with the Public Staff in connection with its PBR application. The partial settlement included, among other things, agreement on a substantial portion of the North Carolina retail rate base for the historic base case of approximately $19.5 billion and all of the capital projects and related costs to be included in the three-year MYRP, including $4.6 billion (North Carolina retail allocation) projected to go in service over the MYRP period. Additionally, the partial settlement included agreement, with certain adjustments, on depreciation rates, the recovery of grid improvement plan costs and PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application. On August 28, 2023, Duke Energy Carolinas filed with the NCUC a second partial settlement with the Public Staff resolving additional issues, including the future treatment of nuclear production tax credits related to the Inflation Reduction Act, through a stand-alone rider that will provide the benefits to customers beginning January 1, 2025.
On December 15, 2023, the NCUC issued an order approving Duke Energy Carolinas' PBR Application, as modified by the partial settlements and the order, including an overall retail revenue increase of $436 million in Year 1, $174 million in Year 2 and $158 million in Year 3, for a combined total of $768 million. The order established an ROE of 10.1% based upon a capital structure of 53% equity and 47% debt and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR Application and revised by the partial settlements. As a result of the partial settlements and the order, Duke Energy Carolinas recognized pretax charges of $29 million within Impairment of assets and other charges, and $8 million within Operations, maintenance and other, for the year ended December 31, 2023, on the Consolidated Statements of Operations. Duke Energy Carolinas implemented interim rates, subject to refund, on September 1, 2023. New revised Year 1 rates and the residential decoupling were implemented on January 15, 2024. On February 13, 2024, a number of parties filed Notices of Appeal of the December 15, 2023 NCUC order. Appeals were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of various electric membership corporations (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. Duke Energy Carolinas cannot predict the outcome of this matter.
2024 South Carolina Rate Case
On January 4, 2024, Duke Energy Carolinas filed a rate case with the PSCSC to request an average effective net increase in annual retail revenues of 11.4%, or approximately $239 million, in the first two years, and an additional overall effective increase of about 4.1%, or approximately $84 million additional revenue, after the first two years. The requested increases, if approved, would result in an overall average 15.5% increase in annual retail revenues, or approximately $323 million, prior to mitigation efforts. To mitigate the rate increase, Duke Energy Carolinas has proposed to accelerate the return of remaining federal unprotected EDIT balances to customers over two years. This offset reduces the impact to customers in the first two years to the effective net increase of 11.4%, after which the credit for EDIT balances expire. Duke Energy Carolinas has requested the revised rates to be effective no later than August 1, 2024. The evidentiary hearing is scheduled to commence on May 20, 2024. Duke Energy Carolinas cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2023	2022	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,218	$1,418	(g)	(b)
AROs – nuclear and other	1,110	869		(c)
Deferred fuel and purchased power(l)	579	705	(e)	2025
Accrued pension and OPEB	408	417		(j)
Storm cost securitized balance, net	682	720	Yes	2041
Hedge costs deferrals	260	55		(b)
Storm cost deferrals	228	234	Yes	(b)
PISCC and deferred operating expenses	42	42	Yes	2054
Retired generation facilities(d)	126	149	Yes	(b)
Deferred asset – Harris COLA	15	21		(b)
Customer connect project(d)	49	54	Yes	(b)
AMI(d)	68	81	Yes	(b)
Incremental COVID-19 expenses	80	78		(b)
Vacation accrual	43	43		2024
Grid Deferral(d)	51	40	Yes	(b)
DSM/EE(d)	182	180	Yes	(h)
NCEMPA deferrals(d)	172	157	(f)	2042
Nuclear deferral	42	64		2025
COR settlement(d)	30	32	Yes	(b)
Decoupling	15	—	Yes	(b)
Deferred coal ash handling system costs(d)	21	25	Yes	(b)
Other	67	30		(b)
Total regulatory assets	5,488	5,414
Less: Current portion	942	690
Total noncurrent regulatory assets	$4,546	$4,724
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(k)	$1,420	$1,559	Yes	(b)
COR regulatory liability	2,805	2,269		(i)
Hedge cost deferrals	87	252		(b)
Deferred fuel and purchased power(l)	14	—	(e)	2025
Provision for rate refunds(d)	4	28	Yes	(b)
Other	345	344		(b)
Total regulatory liabilities	4,675	4,452
Less: Current portion	300	332
Total noncurrent regulatory liabilities	$4,375	$4,120
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)    Recovery period for costs related to nuclear facilities runs through the decommissioning period of each unit.
(d)    Included in rate base.
(e)    Pays interest on over-recovered costs in North Carolina. Includes certain purchased power costs in North Carolina and South Carolina and costs of distributed energy in South Carolina. The asset balance principally relates to North Carolina costs while the liability balance relates to South Carolina.
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
(k)    Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate. Portions are included in rate base.
(l)    Duke Energy Progress submitted a fuel filing to the NCUC in June 2023 for recovery of $445 million, which included deferrals through March 2023. The NCUC approved recovery of this balance through November 2024. The next filing will be made in the second quarter of 2024. Duke Energy Progress submitted a fuel filing to the PSCSC in May 2023 for recovery of $79 million, which included deferrals through February 2023. The PSCSC approved recovery of this balance through July 2024. The next filing will be made in the second quarter of 2024.
2022 North Carolina Rate Case
On October 6, 2022, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMS as required by HB 951. The overall retail revenue increase as originally filed would have been $326 million in Year 1, $151 million in Year 2 and $138 million in Year 3, for a combined total of $615 million, by late 2025. The rate increase is driven primarily by transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carbon Plan.
On April 26, 2023, Duke Energy Progress filed with the NCUC a partial settlement with Public Staff, which included agreement on many aspects of Duke Energy Progress' three-year MYRP proposal. In May 2023, CIGFUR II joined this partial settlement and Public Staff and CIGFUR II filed a separate settlement reaching agreement on PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application.
On August 18, 2023, the NCUC issued an order approving Duke Energy Progress' PBR Application, as modified by the partial settlements and the order, including an overall retail revenue increase of $233 million in Year 1, $126 million in Year 2 and $135 million in Year 3, for a combined total of $494 million. Key aspects of the order include the approval of North Carolina retail rate base for the historic base case of approximately $12.2 billion and capital projects and related costs to be included in the three-year MYRP, including $3.5 billion (North Carolina retail allocation) projected to go in service over the MYRP period. The order established an ROE of 9.8% based upon a capital structure of 53% equity and 47% debt and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR Application and revised by the partial settlements. As a result of the order, Duke Energy Progress recognized pretax charges of $28 million within Impairment of assets and other charges, which primarily related to certain COVID-19 deferred costs, and $8 million within Operations, maintenance and other, for the year ended December 31, 2023, on the Consolidated Statements of Operations. Duke Energy Progress implemented interim rates, subject to refund, on June 1, 2023, and implemented revised Year 1 rates and the residential decoupling on October 1, 2023.
On October 17, 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal and Exceptions to the Supreme Court of North Carolina. Both parties were appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. On November 6, 2023, the AGO filed a Notice of Cross Appeal of the NCUC’s determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. On November 9, 2023, Duke Energy Progress, the Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. Duke Energy Progress cannot predict the outcome of this matter.
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
Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2023	2022	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$12	$11		(b)
AROs – nuclear and other	17	15		(b)
Deferred fuel and purchased power(g)	594	1,355	(e)	2024
Accrued pension and OPEB(c)	349	342	Yes	(f)
Nuclear asset securitized balance, net	830	881		2036
Hedge costs deferrals(c)	63	73	Yes	2038
Storm cost deferrals(c)	70	325	(e)	(b)
COR regulatory asset	337	221	(d)	(b)
Retired generation facilities(c)	94	94	Yes	2044
Customer connect project(c)	76	82	Yes	2037
AMI(c)	24	30	Yes	2032
Qualifying facility contract buyouts(c)	68	81	Yes	2034
Other	69	55	(d)	(b)
Total regulatory assets	2,603	3,565
Less: Current portion	720	1,143
Total noncurrent regulatory assets	$1,883	$2,422
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(c)	$588	$633		(b)
Hedge cost deferrals	121	—		(b)
DOE Settlement	32	154		2024
Other	85	90	(d)	(b)
Total regulatory liabilities	826	877
Less: Current portion	118	244
Total noncurrent regulatory liabilities	$708	$633
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)    Included in rate base.
(d)    Certain costs earn/pay a return.
(e)    Earns commercial paper rate.
(f)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 23 for additional detail.
(g)    On March 6, 2023, the FPSC approved Duke Energy Florida's amended February 2023 fuel filing recovery of $469 million, which included the 2022 actual under-recovery of $1.2 billion, offset by projected declining fuel costs in 2023 due to lower natural gas prices. The approved 21-month recovery period for the actual 2022 under-recovery is April 2023 through December 2024; the reduction in 2023 fuel costs were approved to be returned over 9-months from April 2023 through December 2023. Duke Energy Florida made its most recent fuel filing in September 2023. On November 1, 2023, the FPSC approved Duke Energy Florida's September 2023 fuel filing, which included the proposed fuel factors for 2024. In addition to the under-recoveries approved above, that filing also included a re-projected 2023 over-recovery of approximately $120 million that will be returned to customers January 2024 through December 2024.
2021 Settlement Agreement
On January 14, 2021, Duke Energy Florida filed the 2021 Settlement with the FPSC. The parties to the 2021 Settlement include Duke Energy Florida, the Office of Public Counsel (OPC), the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PCS Phosphate and NUCOR Steel Florida, Inc. (collectively, the Parties).

FINANCIAL STATEMENTS	REGULATORY MATTERS
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based on a capital structure of 53% equity and 47% debt. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement also provided that Duke Energy Florida will be able to retain $173 million of the expected DOE award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of December 31, 2023, Duke Energy Florida has recognized $141 million into earnings. The remaining $32 million is expected to be recognized in 2024, while also remaining within the approved return on equity band.
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
Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program consisting of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion and the projects are expected to be completed by the end of 2024. This investment will be included in base rates offset by the revenue from the subscription fees and the credits will be included for recovery in the fuel cost recovery clause. The FPSC approved the program in January 2021.
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
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. On October 4, 2022, the FPSC voted to approve Duke Energy Florida's plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. On December 9, 2022, the OPC filed a notice of appeal of this order to the Florida Supreme Court. The OPC's initial brief was filed on April 18, 2023. Duke Energy Florida filed its answer brief on July 17, 2023. The OPC's reply brief was filed on October 16, 2023. The Florida Supreme Court heard oral arguments on February 7, 2024. Duke Energy Florida cannot predict the outcome of this matter.
Hurricanes Ian and Idalia
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. Duke Energy Florida's Consolidated Balance Sheets included an estimate of approximately $353 million as of December 31, 2022, related to deferred Hurricane Ian storm costs, consistent with the FPSC's storm rule, in Regulatory assets within Other Noncurrent Assets. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve on January 23, 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. On March 7, 2023, the FPSC approved this request for interim recovery, subject to refund, and ordered Duke Energy Florida to file documentation of the total actual storm costs, once known. Duke Energy Florida filed documentation evidencing its total actual storm costs of $431 million on September 29, 2023. The FPSC will hold a final hearing to determine the prudence of these costs in May of 2024.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On August 30, 2023, Hurricane Idalia made landfall on Florida’s gulf coast, causing damage and impacting more than 200,000 customers across Duke Energy Florida's service territory. Duke Energy Florida's December 31, 2023, Consolidated Balance Sheets includes an estimate of approximately $102 million in Regulatory Assets within Current Assets related to deferred Hurricane Idalia storm costs consistent with the FPSC's storm rule. On October 16, 2023, Duke Energy Florida requested to combine the $92 million retail portion of the deferred estimated Hurricane Idalia costs with $74 million of costs projected to be collected after December 31, 2023, under the existing approved storm cost recovery and storm surcharge. This $74 million of costs relates primarily to the approved ongoing replenishment of the storm reserves. At its December 5, 2023 Agenda Conference, the FPSC approved recovery of the total $166 million over 12 months beginning with its first billing cycle in January 2024, replacing the previously approved storm cost recovery and storm surcharge, and ordered Duke Energy Florida to file documentation of the total actual Idalia related storm costs, once known. Revised rates were effective January 1, 2024. Duke Energy Florida cannot predict the outcome of these matters.
2024 Florida Rate Case
In January 2024, Duke Energy Florida notified the FPSC that it expects to file a formal request for new base rates in April 2024. Duke Energy Florida intends to propose a three-year rate plan that would begin in January 2025, once its current base rate settlement agreement concludes at the end of 2024. Duke Energy Florida will propose multiyear rate increases that use the projected 12-month periods ending December 31, 2025, 2026, and 2027 as the test years, with adjusted rates to be effective with the first billing period of January 2025, 2026, and 2027, respectively. Duke Energy Florida expects to request additional base rate revenue requirements of approximately $596 million in 2025, $95 million in 2026 and $127 million in 2027, representing an average annual increase in revenue requirements of approximately 4% over 2025 through 2027.
Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2023	2022	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$17	$—	Yes	(b)
Deferred fuel and purchased gas costs	20	54		2024
Accrued pension and OPEB	123	129		(e)
Storm cost deferrals	12	14		2024
COR regulatory asset	34	—		(b)
PISCC and deferred operating expenses(c)	15	15	Yes	2083
Customer connect project	49	54		(b)
AMI	13	18		(b)
CEP deferral	193	190	Yes	(b)
Deferred pipeline integrity costs	30	28	Yes	(b)
Decoupling	25	—		(b)
Network Integration Transmission Services deferral	31	23	Yes	(b)
Transmission expansion obligation	30	31		(b)
East Bend deferrals(c)	28	33	Yes	(b)
Propane caverns	26	26		(b)
Other	103	69		(b)
Total regulatory assets	749	684
Less: Current portion	73	103
Total noncurrent regulatory assets	$676	$581
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$466	$496		(b)
COR regulatory liability	—	9		(d)
Accrued pension and OPEB	17	21		(e)
Deferred fuel and purchased gas costs	15	35		2024
Other	55	72		(b)
Total regulatory liabilities	553	633
Less: Current portion	56	99
Total noncurrent regulatory liabilities	$497	$534
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
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million. On September 19, 2022, Duke Energy Ohio filed a Stipulation and Recommendation with the PUCO, which included an increase in overall electric distribution base rates of approximately $23 million with an equity ratio of 50.5% and an ROE of 9.5%. The stipulation was among all but one party to the proceeding. The PUCO issued an order on December 14, 2022, approving the Stipulation without modification. Rates went into effect on January 3, 2023. The Ohio Consumers' Counsel (OCC) filed an application for rehearing on January 13, 2023, arguing the Stipulation was unreasonable, discriminatory and denied OCC due process. On February 8, 2023, the Commission granted the OCC's application for rehearing for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.
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
•Effective January 1, 2021, Duke Energy Ohio suspended its energy efficiency programs.
On August 9, 2023, the PUCO issued its decision approving the Company’s request for recovery and final true up of energy efficiency program costs, lost distribution revenues and performance incentives from calendar years 2018 through 2020, resulting in $14 million of Regulated electric revenue on the Consolidated Statements of Operations for the year ended December 31, 2023, and resolving all outstanding issues in these proceedings. Revised rates were effective September 1, 2023.
Duke Energy Ohio Natural Gas Base Rate Case
Duke Energy Ohio filed with the PUCO a natural gas base rate case application on June 30, 2022, with supporting testimony filed on July 14, 2022, requesting an increase in natural gas base rates of approximately $49 million. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its CEP Rider. On April 28, 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the OCC. In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded on May 24, 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed. New rates went into effect November 1, 2023. On December 1, 2023, the OCC filed an application for rehearing. On December 13, 2023, the PUCO granted OCC's application for rehearing for further consideration of issues raised. Duke Energy Ohio cannot predict the outcome of this matter.
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
Tax Act – Ohio
On December 21, 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a rider to implement the benefits of the Tax Act for natural gas customers. The rider would flow through to customers the benefit of the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules would be refunded consistent with federal law and deferred income taxes not subject to normalization rules will be refunded over a 10-year period. An evidentiary hearing occurred on August 7, 2019. The Stipulation and Recommendation filed on August 31, 2021, and approved on April 20, 2022, disclosed in the MGP Cost Recovery matter above, resolved the outstanding issues in this proceeding by providing customers a one-time bill credit for the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, through June 1, 2022, and reducing base rates going forward. Deferred income taxes not subject to normalization rules were written off. Deferred income taxes subject to normalization rules are refunded consistent with federal law through a rider. The commission granted the rehearing requests of IGS and RESA for further consideration. Duke Energy Ohio cannot predict the outcome of this matter.

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
Duke Energy Kentucky Electric Base Rate Case
On December 1, 2022, Duke Energy Kentucky filed a rate case with the KPSC requesting an annualized increase in electric base rates of approximately $75 million. The request for rate increase was driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale generation stations to support the energy transition. Duke Energy Kentucky also requested new programs and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. New rates went into effect October 13, 2023. The Company's request to align the depreciation rates of East Bend with a 2035 retirement date was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC did approve the request to align the depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and the two electric vehicle charging programs.
On November 1, 2023, Duke Energy Kentucky filed for rehearing requesting certain matters be reconsidered by the KPSC. On November 21, 2023, KPSC granted in part and denied in part the Company's request for rehearing. On February 15, 2024, the KPSC issued a briefing schedule for the rehearing process. Simultaneous briefs are due on March 18, 2024, simultaneous reply briefs are due on April 1, 2024 and the matter shall stand submitted on April 2, 2024. On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to including decommissioning costs in depreciation rates for East Bend and Woodsdale. On January 8, 2024, answers to the appeal were filed by the KPSC, Kentucky Attorney General, and the Kentucky Broadband & Cable Association. Duke Energy Kentucky cannot predict the outcome of this matter.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2023	2022	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$408	$385	Yes	(b)
Deferred fuel and purchased power	—	138		2024
Accrued pension and OPEB	208	214		(e)
Hedge costs deferrals	19	20		(b)
PISCC and deferred operating expenses(c)	252	255	Yes	(b)
Retired generation facilities(c)	29	34	Yes	2030
Customer connect project	19	19		(b)
AMI	13	15		2031
Other	48	44		(b)
Total regulatory assets	996	1,124
Less: Current portion	102	249
Total noncurrent regulatory assets	$894	$875
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$794	$840		(b)
COR regulatory liability	496	531		(d)
Hedge cost deferrals	77	81		(b)
Accrued pension and OPEB	109	104		(e)
Deferred fuel and purchased power	23	—		2024
Other	169	85		(b)
Total regulatory liabilities	1,668	1,641
Less: Current portion	209	187
Total noncurrent regulatory liabilities	$1,459	$1,454
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
2019 Indiana Rate Case
On July 2, 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers of approximately $395 million. The rebuttal case, filed on December 4, 2019, updated the requested revenue requirement to result in a 15.6% or $396 million average retail rate increase, including the impacts of the utility receipts tax. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana's requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana's request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Step one rates were estimated to be approximately 75% of the total rate increase and became effective on July 30, 2020. Step two rates estimated to be the remaining 25% of the total rate increase were approved on July 28, 2021, and implemented in August 2021.
Several groups appealed the IURC order to the Indiana Court of Appeals. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. However, upon appeal by the Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group on March 10, 2022, the Indiana Supreme Court found that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order was remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Consolidated Statements of Operations for the year ended December 31, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court on April 11, 2022, which the court denied on May 26, 2022. Duke Energy Indiana filed its testimony in the remand proceeding on August 18, 2022. On February 3, 2023, Duke Energy Indiana filed a settlement agreement reached with the OUCC and Duke Industrial Group, which includes an agreed amount of approximately $70 million of refunds to be paid to customers. The IURC approved this settlement agreement in its entirety on April 12, 2023. In June of 2023, Duke Energy Indiana commenced refunding the approximate $70 million to customers in accordance with the settlement agreement.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Indiana Coal Ash Recovery
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by IDEM as well as continuing deferral, with carrying costs, on the balance. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021, order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed. As a result of the Indiana Court of Appeals' opinion, Duke Energy Indiana recognized a pretax charge of approximately $175 million to Impairment of assets and other charges for the year ended December 31, 2022.
In the second quarter of 2023, Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021, order date. On September 20, 2023, the commission approved the Company's proposal to remove the costs from its rates and assessed simple interest of the refunds of 4.71%, beginning from when the costs were initially recovered from customers. Duke Energy Indiana filed a new petition under the amended version of the federal mandate statute for post-2018 coal ash closure costs for the remaining basins not included in the 2020 Indiana Coal Ash Recovery Case. An evidentiary hearing was held on January 25, 2024. Duke Energy Indiana cannot predict the outcome of this matter.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider a targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022, and Duke Energy Indiana filed its responsive brief on December 28, 2022. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the IURC’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. The Indiana Supreme Court granted transfer and held an oral argument on September 28, 2023. Duke Energy Indiana cannot predict the outcome of this matter.
Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2023	2022	a Return	Period Ends
Regulatory Assets(a)
AROs – nuclear and other	$26	$27		(d)
Accrued pension and OPEB(c)	129	119		(g)
Vacation accrual	13	12		2024
Derivatives – natural gas supply contracts(f)	147	168
Deferred pipeline integrity costs(c)	103	93		2025
Decoupling	75	42	(e)	(b)
Tennessee ARM Deferral	20	3	(e)	(b)
Other	58	47	(e)	(b)
Total regulatory assets	571	511
Less: Current portion	161	119
Total noncurrent regulatory assets	$410	$392
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$433	$459		(b)
COR regulatory liability(c)	555	573		(d)
Other	98	66	(e)	(b)
Total regulatory liabilities	1,086	1,098
Less: Current portion	98	74
Total noncurrent regulatory liabilities	$988	$1,024
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
Tennessee Annual Review Mechanism
On October 10, 2022, the TPUC approved Piedmont’s petition to adopt an ARM as allowed by Tennessee law. Under the ARM, Piedmont will adjust rates annually to achieve its allowed 9.80% ROE over the upcoming year and to true up any variance between its allowed ROE and actual ROE from the prior calendar year. The initial year subject to the true up was 2022, and Piedmont filed the initial rate adjustments request on May 19, 2023, for a total increase of approximately $42 million. On September 11, 2023, the TPUC approved a settlement between Piedmont and the Consumer Advocate Division of the Tennessee Attorney General's Office, which provided for recovery of the Historic Base Period Reconciliation cost of service of $11 million through rider rates and an increase in Piedmont's base rates of $29 million for the Annual Base Rate Reset component of the ARM. These amounts result in a total increase of $40 million with adjusted rates effective October 1, 2023.
OTHER REGULATORY MATTERS
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file IRPs with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and resources proposed to meet those needs.
IRPs filed by certain Subsidiary Registrants included planning assumptions around future retirement dates of aging coal-fired generating facilities in North Carolina (Duke Energy Carolinas and Duke Energy Progress) and Indiana (Duke Energy Indiana). In North Carolina, the NCUC concluded in its December 2022 Carbon Plan order that the projected retirement dates presented by Duke Energy Carolinas and Duke Energy Progress in their Carbon Plan for coal-fired generating facilities were reasonable for planning purposes and further directed that appropriate steps be taken to optimally retire the coal fleet according to such schedule. Duke Energy Carolinas and Duke Energy Progress filed updated Resource Plans (Carbon Plan and IRP) in August 2023, and a supplemental filing in January 2024. See the "Other Matters" section of Item 7 Management's Discussion and Analysis for further details on IRPs.
Duke Energy continues to evaluate the retirement date assumptions for coal-fired generating facilities as changes in energy usage and/or growth and availability of replacement generation could result in different retirement dates of units than their current estimated useful lives. Except as discussed above related to Duke Energy Kentucky's East Bend plant, rate cases recently filed or approved across all jurisdictions included proposed depreciation rates reflecting the earlier retirement dates as outlined in recent IRPs. Duke Energy plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.

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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $16.2 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.
Primary Liability Insurance
Duke Energy Carolinas and Duke Energy Progress have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which is $450 million per station. Duke Energy Florida has purchased $100 million primary nuclear liability insurance for Crystal River in compliance with the law.
Excess Liability Program
This program provides $16.2 billion of coverage per incident through the Price-Anderson Act’s mandatory industrywide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $166 million times the current 95 licensed commercial nuclear reactors in the U.S. Under this program, operating unit licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $24.7 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.
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
NEIL’s Accidental Outage policy provides some coverage, similar to business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100% of the applicable weekly limits for 52 weeks and 80% of the applicable weekly limits for up to the next 110 weeks. Coverage is provided until these applicable weekly periods are met, where the accidental outage policy limit will not exceed $490 million for Catawba, McGuire and Harris, $462 million for Brunswick and Oconee and $378 million for Robinson. NEIL sublimits the accidental outage recovery up to the first 104 weeks of coverage not to exceed $328 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $147 million, $90 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100% of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
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
The following table contains information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Accounts Payable within Other Current Liabilities and Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets.

(in millions)	December 31, 2023	December 31, 2022
Reserves for Environmental Remediation
Duke Energy	$88	$84
Duke Energy Carolinas	23	22
Progress Energy	19	19
Duke Energy Progress	9	8
Duke Energy Florida	10	11
Duke Energy Ohio	36	33
Duke Energy Indiana	2	3
Piedmont	7	7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy (Parent), several Duke Energy renewables project companies, and others in the ERCOT market were named in multiple lawsuits arising out of Texas Storm Uri, which occurred in February 2021. These lawsuits seek recovery for property damage, personal injury and wrongful death allegedly caused by the power outages that plaintiffs claim were the collective failure of generators including Duke Energy entities, transmission and distribution operators (TDUs), retail energy providers, and all others, including ERCOT. The cases were consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-trial motions. Five MDL cases were designated as lead cases in which motions to dismiss were filed and all other cases were stayed. On January 28, 2023, the Court denied certain motions including those by the generator defendants and TDUs and granted others. The generators and TDUs filed separate petitions for Writ of Mandamus to the Texas Court of Appeals seeking to overturn the denials. The TDUs' petition, filed first, was accepted and oral argument was held on October 23, 2023. In the cases against the generators, Plaintiffs have dismissed the claims against Duke Energy (Parent). However, before Duke Energy (Parent) was dismissed from all cases, on December 14, 2023, without argument, the Court of Appeals accepted mandamus of the generator defendants’ appeal, which includes all Duke Energy entities, and directed the MDL court to dismiss all claims. Plaintiffs filed their Petition for Reconsideration on January 29, 2024. Regardless of the outcome of any motion for reconsideration or appeal, claims against Duke Energy (Parent) will remain dismissed. In October 2023, in conjunction with the closing of the sale of the utility-scale solar and wind group, all but one of the project company lawsuits transferred to Brookfield. Based on legal proceedings to date and applicable insurance and reinsurance coverage, Duke Energy (Parent) does not anticipate any material financial impacts with this remaining case. Duke Energy cannot predict the ultimate outcome of this matter. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
Duke Energy Carolinas
Ruben Villano, et al. v. Duke Energy Carolinas, LLC
On June 16, 2021, a group of nine individuals went over a low-head dam adjacent to the Dan River Steam Station in Eden, North Carolina, while water tubing. Emergency personnel rescued four people and five others were confirmed deceased. On August 11, 2021, Duke Energy Carolinas was served with the complaint filed in Durham County Superior Court on behalf of four survivors, which was later amended to include all the decedents along with the survivors. The lawsuit alleges that Duke Energy Carolinas knew that the river was used for recreational purposes, did not adequately warn about the dam, and created a dangerous and hidden hazard on the Dan River in building and maintaining the low-head dam. In 2023, Duke Energy Carolinas reached an agreement that resolved this matter. The resolution, which did not have a material financial impact, was approved by the Durham County Superior Court. The case was dismissed on June 6, 2023.

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
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the District Court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal was completed on June 30, 2023. Oral Argument has been tentatively set for May 7-10, 2024. Duke Energy Carolinas cannot predict the outcome of this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $423 million and $457 million at December 31, 2023, and 2022, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2043 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2043 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $572 million and $595 million at December 31, 2023, and 2022, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages is $9 million as of December 31, 2023, and $12 million as of December 31, 2022, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Indiana
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for CCR-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). A trial date has not yet been set. On June 30, 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material to Duke Energy, and as a result, AEGIS was dismissed from the litigation on July 13, 2023. On December 11, 2023, Duke Energy Indiana and Munich Reinsurance America, Inc. (formerly known as American Re-Insurance Company) (AmRe) reached a confidential settlement, the results of which were not material, and AmRe was dismissed from the litigation on January 18, 2024. The lawsuit remains pending as to the other insurers, but is stayed until March 31, 2024, to allow for further settlement negotiations with other defendants. Duke Energy Indiana cannot predict the outcome of this matter.
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
Purchase Obligations
Purchased Power
Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana have ongoing purchased power contracts, including renewable energy contracts, with other utilities, wholesale marketers, co-generators and qualified facilities. These purchased power contracts generally provide for capacity and energy payments. In addition, Duke Energy Progress and Duke Energy Florida have various contracts to secure transmission rights.
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2023
	Contract
(in millions)	Expiration	2024	2025	2026	2027	2028	Thereafter	Total
Duke Energy Progress(a)	2028-2032	$21	$22	$18	$19	$19	$7	$106
Duke Energy Florida(b)	2025	86	91	—	—	—	—	177
Duke Energy Ohio(c)	2025	153	98	—	—	—	—	251
Duke Energy Indiana(c)	2026	12	20	8	—	—	—	40
(a)    Contracts represent between 18% and 100% of net plant output.
(b)    Contracts represent 100% of net plant output.
(c)    Share of net plant output varies. Duke Energy Ohio excludes PPA with OVEC.
Gas Supply and Capacity Contracts
Duke Energy Ohio and Piedmont routinely enter into long-term natural gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through specific fuel rate components operating in conjunction with PGA procedures, and subject to periodic prudence reviews in North Carolina and South Carolina and the Performance Incentive Plan in Tennessee. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 19 years. The time periods for fixed payments under natural gas supply contracts is up to two years. The time period for the natural gas supply purchase commitments is up to seven years.
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
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2023.

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Duke Energy Ohio	$103	$87	$57	$53	$51	$574	$925
Piedmont	295	287	268	209	186	373	1,618
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

FINANCIAL STATEMENTS	LEASES
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
Piedmont has certain agreements with Duke Energy Carolinas for the construction and transportation of natural gas pipelines to supply its natural gas plant needs. Piedmont accounts for these pipeline lateral contracts as sales-type leases since the present value of the sum of the lease payments equals the fair value of the assets. These pipeline lateral assets owned by Piedmont had a current net investment basis of $2 million as of December 31, 2023, and 2022, and a long-term net investment basis of $199 million and $201 million as of December 31, 2023, and 2022, respectively. These assets are classified in Other, within Current Assets and Other Noncurrent Assets, respectively, on Piedmont's Consolidated Balance Sheets. Duke Energy Carolinas accounts for the contracts as finance leases. The activity for these contracts is eliminated in consolidation at Duke Energy.
The following tables present the components of lease expense.

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$236	$41	$157	$80	$77	$11	$17	$2
Short-term lease expense(a)	5	—	2	1	1	—	1	—
Variable lease expense(a)	27	2	22	11	11	—	—	1
Finance lease expense
Amortization of leased assets(b)	160	7	57	35	22	—	—	—
Interest on lease liabilities(c)	46	31	45	43	2	—	1	—
Total finance lease expense	206	38	102	78	24	—	1	—
Total lease expense	$474	$81	$283	$170	$113	$11	$19	$3

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$229	$39	$153	$83	$70	$10	$19	$6
Short-term lease expense(a)	4	—	1	—	1	—	2	—
Variable lease expense(a)	61	(1)	60	37	23	—	—	1
Finance lease expense
Amortization of leased assets(b)	151	6	61	41	20	—	—	—
Interest on lease liabilities(c)	50	32	49	45	4	—	1	—
Total finance lease expense	201	38	110	86	24	—	1	—
Total lease expense	$495	$76	$324	$206	$118	$10	$22	$7
(a)    Included in Operations, maintenance and other or, for barges and railcars, Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.
(b)    Included in Depreciation and amortization on the Consolidated Statements of Operations.
(c)    Included in Interest Expense on the Consolidated Statements of Operations.

FINANCIAL STATEMENTS	LEASES
The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2024	$244	$21	$116	$56	$60	$2	$7	$5
2025	214	16	102	42	60	2	7	4
2026	201	15	105	46	59	2	6	1
2027	170	9	79	47	32	2	5	—
2028	136	8	67	47	20	1	4	—
Thereafter	388	41	315	163	152	13	39	—
Total operating lease payments	1,353	110	784	401	383	22	68	10
Less: Present value discount	(248)	(20)	(146)	(63)	(83)	(5)	(16)	—
Total operating lease liabilities(a)	$1,105	$90	$638	$338	$300	$17	$52	$10
(a)    Certain operating lease payments include renewal options that are reasonably certain to be exercised.
The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	December 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2024	$157	$38	$88	$79	$9	$1
2025	88	38	85	80	5	1
2026	83	38	86	81	5	1
2027	76	38	83	81	2	1
2028	74	38	81	81	—	1
Thereafter	511	389	474	474	—	21
Total finance lease payments	989	579	897	876	21	26
Less: Amounts representing interest	(350)	(302)	(326)	(324)	(2)	(17)
Total finance lease liabilities	$639	$277	$571	$552	$19	$9
The following tables contain additional information related to leases.

		December 31, 2023
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,092	$78	$617	$318	$299	$16	$50	$4
Finance	Net property, plant and equipment	687	268	615	552	63	—	6	—
Total lease assets		$1,779	$346	$1,232	$870	$362	$16	$56	$4
Liabilities
Current
Operating	Other current liabilities	$188	$15	$94	$45	$49	$1	$6	$—
Finance	Current maturities of long-term debt	115	8	46	38	8	—	—	—
Noncurrent
Operating	Operating lease liabilities	917	75	544	293	251	16	46	10
Finance	Long-Term Debt	524	269	525	514	11	—	9	—
Total lease liabilities		$1,744	$367	$1,209	$890	$319	$17	$61	$10

FINANCIAL STATEMENTS	LEASES

		December 31, 2022
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,042	$78	$628	$370	$258	$18	$49	$4
Finance	Net property, plant and equipment	810	284	674	590	84	—	6	—
Total lease assets		$1,852	$362	$1,302	$960	$342	$18	$55	$4
Liabilities
Current
Operating	Other current liabilities	$179	$14	$96	$51	$45	$1	$4	$—
Finance	Current maturities of long-term debt	153	7	57	35	22	—	—	—
Noncurrent
Operating	Operating lease liabilities	876	83	546	335	211	17	47	13
Finance	Long-Term Debt	611	277	571	552	19	—	9	—
Total lease liabilities		$1,819	$381	$1,270	$973	$297	$18	$60	$13

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$228	$18	$123	$64	$59	$2	$7	$—
Operating cash flows from finance leases	46	31	45	43	2	—	1	—
Financing cash flows from finance leases	160	7	57	35	22	—	—	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating	$286	$14	$92	$1	$91	$2	$6	$2
Finance	36	—	—	—	—	—	—	—

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$230	$24	$118	$63	$55	$2	$6	$4
Operating cash flows from finance leases	50	32	49	45	4	—	1	—
Financing cash flows from finance leases	151	6	61	41	20	—	—	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating	$111	$10	$—	$—	$—	$—	$—	$—
Finance	—	—	—	—	—	—	—	—
(a)    No amounts were classified as investing cash flows from operating leases.

FINANCIAL STATEMENTS	LEASES

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	9	10	10	9	11	13	13	4
Finance leases	11	16	11	11	18	—	22	3
Weighted average discount rate(a)
Operating leases	3.1%	4.0%	3.8%	3.6%	4.0%	4.2%	3.9%	2.4%
Finance leases	8.5%	11.5%	9.1%	9.2%	7.6%	—%	11.9%	5.4%

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	8	10	8	9	6	15	15	1
Finance leases	10	17	12	12	12	—	23	—
Weighted average discount rate(a)
Operating leases	3.4%	3.8%	3.6%	3.5%	3.8%	4.2%	4.0%	3.3%
Finance leases	7.7%	11.5%	9.1%	9.1%	8.0%	—%	11.9%	—%
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
7. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2023
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2024-2082	4.36%	$30,435	$1,150	$1,800	$—	$150	$1,155	$393	$3,695
Secured debt, maturing 2024-2052	4.23%	4,202	1,441	2,379	1,121	1,258	—	—	—
First mortgage bonds, maturing 2025-2073(a)	4.18%	37,443	12,955	18,550	9,475	9,075	2,300	3,638	—
Finance leases, maturing 2024-2051(b)		639	277	571	552	19	—	9	—
Tax-exempt bonds, maturing 2027-2046(c)	3.89%	1,331	—	500	500	—	77	352	—
Notes payable and commercial paper(d)	5.58%	4,925	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	968	1,193	1,041	152	638	407	538
Fair value hedge carrying value adjustment		32	—	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		916	(29)	(46)	(24)	(20)	(24)	(16)	(8)
Unamortized debt issuance costs(f)		(383)	(82)	(145)	(60)	(81)	(15)	(25)	(19)
Total debt	4.35%	$79,540	$16,680	$24,802	$12,605	$10,553	$4,131	$4,758	$4,206
Short-term notes payable and commercial paper		(4,288)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(668)	(1,043)	(891)	(152)	(613)	(256)	(538)
Current maturities of long-term debt(g)		(2,800)	(19)	(661)	(72)	(589)	—	(4)	(40)
Total long-term debt(g)		$72,452	$15,993	$23,098	$11,642	$9,812	$3,518	$4,498	$3,628
(a)Substantially all electric utility property is mortgaged under mortgage bond indentures.
(b)Duke Energy includes $63 million of finance lease purchase accounting adjustments related to Duke Energy Florida related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
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
(e)Duke Energy includes $992 million and $69 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)Duke Energy includes $25 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(g)Refer to Note 18 for additional information on amounts from consolidated VIEs.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

	December 31, 2022
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2023-2082	4.20%	$29,585	$1,150	$2,600	$—	$950	$1,330	$697	$3,390
Secured debt, maturing 2023-2052	3.70%	4,116	1,317	2,383	1,155	1,228	—	—	—
First mortgage bonds, maturing 2023-2052(a)	3.89%	32,645	11,306	16,350	8,776	7,576	1,850	3,138	—
Finance leases, maturing 2024-2051(b)		764	284	628	587	41	—	9	—
Tax-exempt bonds, maturing 2027-2046(c)	3.84%	1,331	—	500	500	—	77	352	—
Notes payable and commercial paper(d)	4.50%	4,582	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	1,533	993	389	605	522	585	514
Fair value hedge carrying value adjustment		(5)	—	—	—	—	—	—	—
Unamortized debt discount and premium, net(e)		1,016	(21)	(40)	(23)	(16)	(25)	(17)	(9)
Unamortized debt issuance costs(f)		(331)	(70)	(132)	(59)	(70)	(12)	(22)	(18)
Total debt	4.07%	$73,703	$15,499	$23,282	$11,325	$10,314	$3,742	$4,742	$3,877
Short-term notes payable and commercial paper		(3,952)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	(1,233)	(843)	(238)	(605)	(497)	(435)	(514)
Current maturities of long-term debt(g)		(3,878)	(1,018)	(697)	(369)	(328)	(475)	(303)	(45)
Total long-term debt(g)		$65,873	$13,248	$21,742	$10,718	$9,381	$2,770	$4,004	$3,318
(a)    Substantially all electric utility property is mortgaged under mortgage bond indentures.
(b)    Duke Energy includes $164 million of finance lease purchase accounting adjustments related to Duke Energy Florida related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
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
(e)    Duke Energy includes $1,057 million and $85 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)    Duke Energy includes $27 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(g)     Refer to Note 18 for additional information on amounts from consolidated VIEs.
Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2023
Unsecured Debt
Duke Energy (Parent) Term Loan Facility(a)	March 2024	6.157%	1,000
Duke Energy (Parent)	April 2024	3.750%	1,000
First Mortgage Bonds
Duke Energy Florida(b)	October 2073	4.960%	200
Other(c)			600
Current maturities of long-term debt			$2,800
(a)    Debt has a floating interest rate. In January 2024, Duke Energy (Parent) repaid the Term Loan Facility due March 2024.
(b)    While final maturity is October 2073, these first mortgage bonds are classified as Current maturities of long-term debt on the Consolidated Balance Sheets beginning December 31, 2023, based on terms of the indenture, which could require repayment in less than 12 months if exercised by the bondholders.
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

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2024	$2,800	$19	$664	$72	$592	$—	$4	$40
2025	4,177	521	1,040	975	65	245	4	205
2026	4,280	623	345	279	66	45	4	40
2027	2,472	25	797	83	714	77	27	300
2028	4,593	1,276	1,551	737	815	65	157	—
Thereafter	56,375	13,659	19,543	9,652	8,239	3,125	4,347	3,110
Total long-term debt, including current maturities	$74,697	$16,123	$23,940	$11,798	$10,491	$3,557	$4,543	$3,695
(a)    Excludes $1,086 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
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

	December 31, 2023 and 2022
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

(a)    Progress Energy amounts are equal to Duke Energy Progress amounts.
Summary of Significant Debt Issuances
In January 2024, Duke Energy Corporation issued $1.25 billion of senior unsecured notes. The issuance was split between a $600 million, three-year tranche and a $650 million, five-year tranche, both at a fixed rate of 4.85%. The net proceeds were used to repay Duke Energy (Parent)'s $1 billion Term Loan Facility due March 2024, pay off short-term debt and for general corporate purposes.
In January 2024, Duke Energy Carolinas issued $1 billion of first mortgage bonds. The issuance consisted of a $575 million, 10-year tranche at 4.85% and a $425 million, 30-year tranche at 5.40%. The net proceeds were used to pay off short-term debt and for general company purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2023
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
April 2023(a)	April 2026	4.125%	$1,725	$1,725	$—	$—	$—	$—	$—	$—
June 2023(b)	June 2033	5.400%	350	—	—	—	—	—	—	350
September 2023(c)	September 2033	5.750%	600	600	—	—	—	—	—	—
September 2023(c)	September 2053	6.100%	750	750	—	—	—	—	—	—
First Mortgage Bonds
January 2023(d)	January 2033	4.950%	900	—	900	—	—	—	—	—
January 2023(d)	January 2053	5.350%	900	—	900	—	—	—	—	—
March 2023(e)	March 2033	5.250%	500	—	—	500	—	—	—	—
March 2023(e)	March 2053	5.350%	500	—	—	500	—	—	—	—
March 2023(f)	April 2033	5.250%	375	—	—	—	—	375	—	—
March 2023(f)	April 2053	5.650%	375	—	—	—	—	375	—	—
March 2023(g)	April 2053	5.400%	500	—	—	—	—	—	500	—
June 2023(h)	January 2033	4.950%	350	—	350	—	—	—	—	—
June 2023(h)	January 2054	5.400%	500	—	500	—	—	—	—	—
September 2023(h)	October 2073	4.960%	200	—	—	—	200	—	—	—
November 2023(i)	November 2033	5.875%	600	—	—	—	600	—	—	—
November 2023(i)	November 2053	6.200%	700	—	—	—	700	—	—	—
Total issuances			$9,825	$3,075	$2,650	$1,000	$1,500	$750	$500	$350
(a)See "Duke Energy (Parent) Convertible Senior Notes" below for additional information.
(b)Debt issued to repay $45 million of maturities due October 2023, to pay down a portion of short-term debt and for general corporate purposes.
(c)Debt issued to repay $400 million of maturities due October 2023, to pay down a portion of short-term debt and for general corporate purposes.
(d)Debt issued to repay $1 billion of maturities due March 2023, to pay down a portion of short-term debt and for general company purposes.
(e)Debt issued to repay $300 million of maturities due September 2023, to pay down a portion of short-term debt and for general company purposes.
(f)Debt issued to repay $300 million of maturities due September 2023, to pay down a portion of the $100 million Duke Energy Ohio Term Loan due October 2023, to repay a portion of short-term debt and for general corporate purposes.
(g)Debt issued to repay the $300 million Duke Energy Indiana Term Loan due October 2023, to pay down a portion of short-term debt and for general company purposes.
(h)Debt issued to pay down a portion of short-term debt and for general company purposes.
(i)Debt issued to repay the $800 million Duke Energy Florida Term Loan due April 2024, to pay down a portion of short-term debt and for general company purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

			Year Ended December 31, 2022
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Piedmont
Unsecured Debt
May 2022(a)	May 2052	5.050%	$400	$—	$—	$—	$—	$400
June 2022(b)	June 2028	4.750%	645	645	—	—	—	—
June 2022(b)	June 2034	5.306%	537	537	—	—	—	—
August 2022(c)	March 2028	4.300%	900	900	—	—	—	—
August 2022(c)	August 2032	4.500%	1,150	1,150	—	—	—	—
August 2022(c)	August 2052	5.000%	1,150	1,150	—	—		—
December 2022(c)	December 2025	5.000%	500	500	—	—	—	—
December 2022(c)	December 2027	5.000%	500	500	—	—	—	—
First Mortgage Bonds
March 2022(d)	March 2032	2.850%	500	—	500	—	—	—
March 2022(d)	March 2052	3.550%	650	—	650	—	—	—
March 2022(d)	April 2032	3.400%	500	—	—	500	—	—
March 2022(d)	April 2052	4.000%	400	—	—	400	—	—
November 2022(e)	November 2052	5.950%	500	—	—	—	500	—
Tax-exempt Bonds			—	—	—	—		—
June 2022(f)	September 2030	4.000%	168	168	—	—	—	—
June 2022(f)	November 2039	4.250%	234	234	—	—	—	—
September 2022(g)	October 2046	3.300%	200	—	—	200		—
September 2022(h)	October 2046	3.700%	210	—	—	210		—
September 2022(h)	October 2046	4.000%	42	—	—	42		—
Total issuances			$9,186	$5,784	$1,150	$1,352	$500	$400
(a)Debt issued to repay a portion of short-term debt and for general corporate purposes.
(b)Duke Energy (Parent) issued 600 million euros aggregate principal amount of 3.10% senior notes due June 2028 and 500 million euros aggregate principal amount of 3.85% senior notes due June 2034. Debt issued to repay a $500 million debt maturity, pay down a portion of short-term debt and for general corporate purposes. Duke Energy's obligations under its euro-denominated fixed-rate notes were effectively converted to fixed-rate U.S. dollars at issuance through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments. See Note 15 for additional information.
(c)Debt issued to repay a portion of short-term debt and for general corporate purposes.
(d)Debt issued to finance or refinance, in whole or in part, existing or new eligible projects under the sustainable financing framework.
(e)Debt issued to repay a portion of short-term debt and for general company purposes.
(f)Debt issued to refund the Ohio Air Quality Development Revenue Refunding bonds, previously held in treasury, which were used to finance or refinance portions of certain solid waste disposal facilities. The mandatory purchase date of these bonds is June 1, 2027.
(g)Debt issued to provide funds to refund the prior bonds, which were used to finance or refinance portions of certain air and water pollution control equipment and solid waste disposal equipment. The mandatory purchase date of these bonds is October 1, 2026.
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	December 31, 2023
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$1,575	$1,400	$950	$1,050	$950	$800
Reduction to backstop issuances
Commercial paper(b)	(3,941)	(198)	(968)	(1,041)	(152)	(638)	(406)	(538)
Outstanding letters of credit	(39)	(27)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity	$4,939	$2,050	$603	$358	$791	$412	$463	$262
(a)    Represents the sublimit of each borrower.
(b)    Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.
Duke Energy (Parent) Term Loan Facility
In March 2022, Duke Energy (Parent) entered into a Term Loan Credit Facility (facility) with commitments totaling $1.4 billion maturing March 2024. Borrowings under the facility were used to repay amounts drawn under the Three-Year Revolving Credit Facility and for general corporate purposes, including repayment of a portion of Duke Energy's outstanding commercial paper. The Three-Year Revolving Credit Facility was terminated in March 2022. In December 2022, Duke Energy (Parent) repaid $400 million of the facility. In January 2024, Duke Energy (Parent) repaid the remaining $1 billion outstanding on the facility, which was classified as Current maturities of long-term debt on Duke Energy's Consolidated Balance Sheets as of December 31, 2023.
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Also in September 2022, to replace another similar prior filing, Duke Energy filed an effective Form S-3 with the SEC to sell up to $4 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $2 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2023, and 2022, was $985 million and $897 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
Money Pool and Intercompany Credit Agreements
The Subsidiary Registrants, excluding Progress Energy, are eligible to receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating in this arrangement. The money pool is structured such that the Subsidiary Registrants, excluding Progress Energy, separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between money pool participants. Duke Energy (Parent) may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.
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
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2023, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2023, and 2022, Duke Energy had loans outstanding of $873 million, including $32 million at Duke Energy Progress and $852 million, including $33 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
8. GUARANTEES AND INDEMNIFICATIONS
Duke Energy has various financial and performance guarantees and indemnifications with non-consolidated entities, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, debt guarantees and indemnifications and include guarantees and indemnifications related to Commercial Renewables Disposal Groups as described in Note 2. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2023, Duke Energy does not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its previously wholly owned natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2023, the maximum potential amount of future payments associated with these guarantees were $33 million, the majority of which expire by 2028.
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
In addition to the Spectra Capital and ACP revolving credit facility guarantees above, Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of these entities. The maximum potential amount of future payments required under these guarantees as of December 31, 2023, was $26 million of which all expire between 2024 and 2030, with the remaining performance guarantees having no contractual expiration. Additionally, certain guarantees have uncapped maximum potential payments; however, Duke Energy does not believe these guarantees will have a material effect on its results of operations, cash flows or financial position.

FINANCIAL STATEMENTS	GUARANTEES AND INDEMNIFICATIONS
Duke Energy uses bank-issued standby letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2023, Duke Energy had issued a total of $411 million in letters of credit, which expire between 2024 and 2026. There are no unused amounts under these letters of credit.
Duke Energy recognized $2 million as of both December 31, 2023, and 2022, in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.
9. JOINT OWNERSHIP OF GENERATING AND TRANSMISSION FACILITIES
The Duke Energy Registrants maintain ownership interests in certain jointly owned generating and transmission facilities and are entitled to a share of the generating capacity and output of each unit equal to their respective ownership interests. The Duke Energy Registrants pay their ownership share of additional construction costs, fuel inventory purchases and operating expenses. The Duke Energy Registrants share of revenues and operating costs of the jointly owned facilities is included within the corresponding line in the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.
The following table presents the Duke Energy Registrants' interest of jointly owned plant or facilities and amounts included on the Consolidated Balance Sheets. All facilities are operated by the Duke Energy Registrants and are included in the EU&I segment.

	December 31, 2023
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba (units 1 and 2)(a)	19.25%	$976	$559	$42
W.S. Lee CC(b)	87.27%	654	98	2
Duke Energy Indiana
Gibson (unit 5)(c)	50.05%	460	263	4
Vermillion(d)	62.50%	183	119	—
Transmission and local facilities(c)	Various	7,252	1,578	180
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
The Duke Energy Registrants’ regulated operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory accounting treatment. The amount spent may be higher than the amount accrued and result in a net asset. See Note 4 for the estimated cost of removal for assets without an associated legal retirement obligation, which are included in Regulatory liabilities on the Consolidated Balance Sheets.
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities	$4,576	$1,949	$2,601	$2,410	$191	$—	$—	$—
Closure of ash impoundments	4,313	2,010	1,449	1,427	21	73	781	—
Other	267	54	95	33	63	63	28	26
Total asset retirement obligation	$9,156	$4,013	$4,145	$3,870	$275	$136	$809	$26
Less: Current portion	596	224	245	244	1	6	120	—
Total noncurrent asset retirement obligation	$8,560	$3,789	$3,900	$3,626	$274	$130	$689	$26

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
Nuclear Decommissioning Liability
AROs related to nuclear decommissioning are based on site-specific cost studies. The NCUC and the PSCSC require Duke Energy Carolinas and Duke Energy Progress update cost estimates for decommissioning their nuclear plants every five years. The nuclear decommissioning liabilities are assessed and updated based on changes in cash flows provided in new studies as well as annual assessments to evaluate whether any indicators suggest a change in the estimate of the ARO is necessary.
The following table summarizes information about the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs are stated in 2023 or 2019 dollars, depending on the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination.

	Annual Funding	Decommissioning
(in millions)	Requirement(a)	Costs(a)	Year of Cost Study
Duke Energy	$4	$8,814	2023 or 2019
Duke Energy Carolinas(b)(c)	—	4,439	2023
Duke Energy Progress(d)	4	4,181	2019
Duke Energy Florida(e)	—	194	N/A
(a)    Amount represents annual funding requirement for the current fiscal year. Amounts for Progress Energy equal the sum of Duke Energy Progress and Duke Energy Florida.
(b)    Decommissioning costs for Duke Energy Carolinas reflects its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors.
(c)    Duke Energy Carolinas' site-specific nuclear decommissioning cost study completed in 2023 was filed with the NCUC and PSCSC in 2024. A funding study was last completed and filed in 2019. An updated funding study will be completed and filed with the NCUC and PSCSC in 2024.
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
(e)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. Duke Energy Florida provides the FPSC periodic reports on the status and progress of decommissioning activities.
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

	December 31,
(in millions)	2023	2022
Duke Energy	$8,851	$7,466
Duke Energy Carolinas	5,002	4,208
Duke Energy Progress	3,849	3,258

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
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
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon specific closure plans. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches, which may change management assumptions, and may result in a material change to the balance. See ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2023 and 2022.
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
ARO Liability Rollforward
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2021	$12,600	$5,301	$6,112	$5,675	$437	$136	$987	$22
Accretion expense(a)	501	242	229	215	14	6	30	1
Liabilities settled(b)	(680)	(234)	(334)	(228)	(106)	(13)	(98)	—
Liabilities incurred in the current year	22	—	18	—	18	—	5	—
Revisions in estimates of cash flows(c)	285	73	156	161	(5)	25	27	3
Balance at December 31, 2022	12,728	5,382	6,181	5,823	358	154	951	26
Accretion expense(a)	523	254	237	225	12	7	33	1
Liabilities settled(b)	(758)	(256)	(379)	(292)	(87)	(15)	(108)	—
Liabilities incurred in the current year	29	3	21	6	15	1	4	—
Revisions in estimates of cash flows(c)	(3,366)	(1,370)	(1,915)	(1,892)	(23)	(11)	(71)	(1)
Balance at December 31, 2023	$9,156	$4,013	$4,145	$3,870	$275	$136	$809	$26

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
(a)    Substantially all accretion expense for the years ended December 31, 2023, and 2022, relates to Duke Energy’s regulated operations and has been deferred in accordance with regulatory accounting treatment.
(b)    Amounts primarily relate to ash impoundment closures and nuclear decommissioning.
(c)    The amounts recorded represent the discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The increases in 2022 primarily relate to higher unit costs associated with basin closure and routine maintenance. The decreases in 2023 primarily relate to lower discounted cash flows for decommissioning the nuclear power facilities due to changes in estimates and economic assumptions including discount rates, cost escalation rates and cash flow timing, as well as lower unit costs associated with basin closure, routine maintenance and beneficiation activities, as well as reduction in monitoring wells needed.
11. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2023
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,345	$581	$1,012	$502	$510	$242	$133	$352
Plant – Regulated
Electric generation, distribution and transmission	40	129,985	48,107	57,436	33,171	24,265	7,243	17,199	—
Natural gas transmission and distribution	57	14,130	—	—	—	—	3,993	—	10,137
Other buildings and improvements	42	2,887	1,213	677	377	300	421	355	221
Nuclear fuel		3,303	1,866	1,437	1,437	—	—	—	—
Equipment	14	3,409	870	1,104	654	450	474	442	143
Construction in process		8,372	2,578	3,941	1,661	2,280	427	427	690
Other	12	6,920	1,455	2,037	1,481	548	410	344	363
Total property, plant and equipment(a)		171,351	56,670	67,644	39,283	28,353	13,210	18,900	11,906
Total accumulated depreciation – regulated(b)(c)		(54,323)	(19,896)	(22,300)	(15,227)	(7,067)	(3,451)	(6,501)	(2,259)
Total accumulated depreciation – other(d)		(1,715)	—	—	—	—	—	—	—
Facilities to be retired, net		2	—	—	—	—	—	—	2
Total net property, plant and equipment		$115,315	$36,774	$45,344	$24,056	$21,286	$9,759	$12,399	$9,649
(a)    Includes finance leases of $697 million, $335 million, $615 million, $552 million, $63 million and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $292 million, $119 million and $173 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,793 million, $991 million, $802 million and $802 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $3 million, $67 million and $4 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $7 million at Duke Energy.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2022
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,232	$565	$993	$496	$497	$230	$124	$295
Plant – Regulated
Electric generation, distribution and transmission	39	126,016	46,640	55,872	33,336	22,536	6,900	16,604	—
Natural gas transmission and distribution	56	13,174	—	—	—	—	3,773	—	9,401
Other buildings and improvements	40	2,537	973	647	341	306	398	336	183
Nuclear fuel		3,081	1,723	1,358	1,358	—	—	—	—
Equipment	13	2,959	710	936	567	369	441	356	125
Construction in process		7,381	2,671	3,073	1,317	1,756	375	381	478
Other	13	6,459	1,368	1,943	1,460	476	380	320	387
Total property, plant and equipment(a)		163,839	54,650	64,822	38,875	25,940	12,497	18,121	10,869
Total accumulated depreciation – regulated(b)(c)		(50,544)	(18,669)	(20,584)	(14,201)	(6,377)	(3,250)	(6,021)	(2,081)
Total accumulated depreciation – other(d)		(1,556)	—	—	—	—	—	—	—
Facilities to be retired, net		9	—	—	—	—	—	—	9
Total net property, plant and equipment		$111,748	$35,981	$44,238	$24,674	$19,563	$9,247	$12,100	$8,797
(a)    Includes finance leases of $816 million, $335 million, $674 million, $590 million, $84 million, and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $233 million, $81 million and $152 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,683 million, $934 million, $749 million and $749 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $7 million, $51 million, and $4 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of ($1 million) at Duke Energy.
Duke Energy has continued to execute on its business transformation strategy, including the evaluation of in-office work policies considering the experience with the COVID-19 pandemic and also workforce realignment of roles and responsibilities. In May 2021, Duke Energy management approved the sale of certain properties and entered into an agreement to exit certain leased space on December 31, 2021. The sale of the properties was subject to abandonment accounting and resulted in an impairment charge. Additionally, the exit of the leased space resulted in the impairment of related furniture, fixtures and equipment. During the year ended December 31, 2021, Duke Energy recorded a pretax charge to earnings of $192 million on the Consolidated Statements of Operations, which includes $133 million within Impairment of assets and other charges, $42 million within Operations, maintenance and other and $17 million within Depreciation and amortization.
The following table presents capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2023	2022	2021
Duke Energy	$201	$118	$66
Duke Energy Carolinas	62	50	29
Progress Energy	41	26	20
Duke Energy Progress	35	19	14
Duke Energy Florida	6	7	6
Duke Energy Ohio	16	14	20
Duke Energy Indiana(a)	21	3	(17)
Piedmont	8	4	9
(a)    In 2021, Duke Energy Indiana is primarily compromised of ($24 million) of PISCC amortization, which is partially offset by $7 million of the debt component of AFUDC.

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS
12. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Consolidated Balance Sheets at December 31, 2023, and 2022. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2023, and 2022.
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
Goodwill Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in 2023.
INTANGIBLE ASSETS
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2023, and 2022.

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	232	97	133	133	—	2	—	—
Other	56	—	5	1	3	—	—	22
Total gross carrying amounts	296	97	143	136	6	2	2	22
Accumulated amortization – other	(14)	—	(3)	—	(3)	—	—	(6)
Total intangible assets, net	$282	$97	$140	$136	$3	$2	$2	$16

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	210	84	124	124	—	2	—	—
Other	55	—	4	1	3	—	—	22
Total gross carrying amounts	273	84	133	127	6	2	2	22
Accumulated amortization – other	(8)	—	(1)	—	(1)	—	—	(2)
Total intangible assets, net	$265	$84	$132	$127	$5	$2	$2	$20
Amortization Expense
Amortization expense amounts for other intangible assets are immaterial for the years ended December 31, 2023, 2022 and 2021, and are expected to be immaterial for the next five years as of December 31, 2023.
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

	Years Ended December 31,
	2023		2022		2021
		Equity in		Equity in	Equity in
(in millions)	Investments	earnings	Investments	earnings	earnings
Electric Utilities and Infrastructure	$97	$7	$99	$7	$7
Gas Utilities and Infrastructure	259	40	240	21	8
Other	136	66	116	85	47
Total	$492	$113	$455	$113	$62
During the years ended December 31, 2023, 2022 and 2021, Duke Energy received distributions from equity investments of $50 million, $111 million and $56 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2023, 2022 and 2021, Duke Energy received distributions from equity investments of $16 million, $6 million and $14 million, respectively, which are included in Return of investment capital within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2023, 2022 and 2021, Piedmont received distributions from equity investments of $9 million, $31 million and $8 million, respectively, which are included in Other assets within Cash Flows from Operating Activities. During the years ended December 31, 2023, and 2021, Piedmont received distributions from equity investments of $1 million and $2 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows. Amounts received during the year ended December 31, 2022, included in Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows were immaterial.
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

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS
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

	Years Ended December 31,
(in millions)	2023	2022	2021
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$823	$838	$894
Indemnification coverages(b)	34	28	24
JDA revenue(c)	34	109	41
JDA expense(c)	177	600	207
Intercompany natural gas purchases(d)	11	12	11
Progress Energy
Corporate governance and shared service expenses(a)	$736	$818	$856
Indemnification coverages(b)	47	43	41
JDA revenue(c)	177	600	207
JDA expense(c)	34	109	41
Intercompany natural gas purchases(d)	75	76	75
Duke Energy Progress
Corporate governance and shared service expenses(a)	$434	$469	$504
Indemnification coverages(b)	20	20	19
JDA revenue(c)	177	600	207
JDA expense(c)	34	109	41
Intercompany natural gas purchases(d)	75	76	75
Duke Energy Florida
Corporate governance and shared service expenses(a)	$302	$349	$352
Indemnification coverages(b)	27	23	22
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$294	$334	$329
Indemnification coverages(b)	5	5	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$365	$447	$409
Indemnification coverages(b)	8	8	8
Piedmont
Corporate governance and shared service expenses(a)	$149	$155	$139
Indemnification coverages(b)	4	3	3
Intercompany natural gas sales(d)	86	88	86
Natural gas storage and transportation costs(e)	24	23	22
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2023
Intercompany income tax receivable	$—	$—	$—	$—	$91	$53	$—
Intercompany income tax payable	81	92	94	114	—	—	57

December 31, 2022
Intercompany income tax receivable	$—	$95	$36	$17	$—	$—	$—
Intercompany income tax payable	37	—	—	—	17	18	38
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
All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting arrangements is offset against the collateralized derivatives on the Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities or financing activities on the Consolidated Statements of Cash Flows.
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the years ended December 31, 2023, 2022, and 2021, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,300	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,727	1,050	1,250	925	325	400	27
Total notional amount	$5,027	$1,050	$1,250	$925	$325	$400	$27

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$500	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,377	1,250	800	500	300	300	27
Total notional amount	$2,877	$1,250	$800	$500	$300	$300	$27
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

	December 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	13,608	—	—	—	1,616	11,992	—
Natural gas (millions of Dth)	846	279	274	274	—	30	263

	December 31, 2022
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	14,086	—	—	—	1,820	12,266	—
Natural gas (millions of Dth)	909	307	292	292	—	11	299
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk. There were no fair value hedges in 2021.

							Fair Value Gain (Loss)(a)
			Receive			Hedge	(in millions)
	Pay Notional		Notional		Receive	Maturity	Years Ended December 31,
	(in millions)	Pay Rate	(in millions)		Rate	Date	2023	2022
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$17	(3)
	537	5.31%	500	euros	3.85%	June 2034	15	(2)
Total notional amount	$1,182		1,100	euros			$32	(5)
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

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$25	$1	$3	$1	$2	$1	$18	$1
Noncurrent	57	26	31	31	—	—	—	—
Total Derivative Assets – Commodity Contracts	$82	$27	$34	$32	$2	$1	$18	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$31	$—	$—	$—	$—	$—	$—	$—
Noncurrent	17	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$5	$5	$—	$—	$—	$—	$—	$—
Noncurrent	10	3	—	—	—	—	7	—
Total Derivative Assets – Interest Rate Contracts	$63	$8	$—	$—	$—	$—	$7	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	44	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$189	$35	$34	$32	$2	$1	$25	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$354	$177	$138	$138	$—	$—	$18	$20
Noncurrent	255	67	61	61	—	—	—	127
Total Derivative Liabilities – Commodity Contracts	$609	$244	$199	$199	$—	$—	$18	$147
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	26	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	13	2	11	11	—	—	—	—
Noncurrent	39	14	24	9	15	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$103	$16	$35	$20	$15	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$729	$260	$234	$219	$15	$1	$18	$147

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$265	$132	$99	$99	$—	$5	$29	$—
Noncurrent	213	104	108	108	—	—	—	—
Total Derivative Assets – Commodity Contracts	$478	$236	$207	$207	$—	$5	$29	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$101	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	$216	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets – Interest Rate Contracts	$317	$94	$41	$23	$17	$—	$81	$—
Total Derivative Assets	$795	$330	$248	$230	$17	$5	$110	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Not Designated as Hedging Instruments
Current	$175	$96	$36	$18	$19	$—	$16	$27
Noncurrent	202	31	30	30	—	—	—	141
Total Derivative Liabilities – Commodity Contracts	$377	$127	$66	$48	$19	$—	$16	$168
Interest Rate Contracts
Not Designated as Hedging Instruments
Noncurrent	2	—	—	—	—	2	—	—
Total Derivative Liabilities – Interest Rate Contracts	$2	$—	$—	$—	$—	$2	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Noncurrent	40	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$58	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$437	$127	$66	$48	$19	$2	$16	$168
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

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$61	$6	$3	$1	$2	$1	$18	$1
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$59	$5	$2	$—	$2	$1	$18	$1
Noncurrent
Gross amounts recognized	$128	$29	$31	$31	$—	$—	$7	$—
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$91	$15	$9	$9	$—	$—	$7	$—

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$409	$179	$149	$149	$—	$—	$18	$20
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Cash collateral posted	(96)	(48)	(30)	(30)	—	—	(18)	—
Net amounts presented in Current Liabilities: Other	$311	$130	$118	$118	$—	$—	$—	$20
Noncurrent
Gross amounts recognized	$320	$81	$85	$70	$15	$1	$—	$127
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Cash collateral posted	(66)	(38)	(28)	(28)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$217	$29	$35	$20	$15	$1	$—	$127

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Assets	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$582	$226	$140	$122	$17	$5	$110	$—
Offset	(33)	(15)	(18)	(18)	—	—	—	—
Cash collateral received	(31)	(18)	(12)	(12)	—	—	—	—
Net amounts presented in Current Assets: Other	$518	$193	$110	$92	$17	$5	$110	$—
Noncurrent
Gross amounts recognized	$213	$104	$108	$108	$—	$—	$—	$—
Offset	(59)	(29)	(30)	(30)	—	—	—	—
Cash collateral received	(38)	(11)	(27)	(27)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$116	$64	$51	$51	$—	$—	$—	$—

Derivative Liabilities	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$193	$96	$36	$18	$19	$—	$16	$27
Offset	(33)	(15)	(18)	(18)	—	—	—	—
Cash collateral posted	(16)	—	—	—	—	—	(16)	—
Net amounts presented in Current Liabilities: Other	$144	$81	$18	$—	$19	$—	$—	$27
Noncurrent
Gross amounts recognized	$244	$31	$30	$30	$—	$2	$—	$141
Offset	(59)	(29)	(30)	(30)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$185	$2	$—	$—	$—	$2	$—	$141
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

	December 31, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$342	$175	$166	$166
Fair value of collateral already posted	144	86	58	58
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	198	89	108	108

	December 31, 2022
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$141	$86	$55	$48	$7
Fair value of collateral already posted	—	—	—	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	141	86	55	48	7
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of December 31, 2023, and 2022.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$133	$—	$—	$215
Equity securities	4,942	22	7,278	3,658	105	5,871
Corporate debt securities	12	43	632	1	85	641
Municipal bonds	6	16	347	—	39	330
U.S. government bonds	24	65	1,575	2	112	1,423
Other debt securities	1	13	178	—	18	156
Total NDTF Investments	$4,985	$159	$10,143	$3,661	$359	$8,636
Other Investments
Cash and cash equivalents	$—	$—	$31	$—	$—	$22
Equity securities	33	—	158	21	16	128
Corporate debt securities	—	6	82	—	12	84
Municipal bonds	1	2	77	—	3	78
U.S. government bonds	—	2	65	—	2	62
Other debt securities	—	2	47	—	3	41
Total Other Investments	$34	$12	$460	$21	$36	$415
Total Investments	$5,019	$171	$10,603	$3,682	$395	$9,051

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2023, 2022 and 2021, were as follows.

	Years Ended December 31,
(in millions)	2023	2022	2021
FV-NI:
Realized gains	$129	$201	$724
Realized losses	146	316	141
AFS:
Realized gains	44	28	56
Realized losses	140	151	54
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$51	$—	$—	$117
Equity securities	2,886	14	4,196	2,147	51	3,367
Corporate debt securities	4	35	390	1	62	401
Municipal bonds	—	4	50	—	10	64
U.S. government bonds	13	33	826	1	51	685
Other debt securities	1	13	172	—	18	148
Total NDTF Investments	$2,904	$99	$5,685	$2,149	$192	$4,782
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2023, 2022 and 2021, were as follows.

	Years Ended December 31,
(in millions)	2023	2022	2021
FV-NI:
Realized gains	$82	$124	$440
Realized losses	79	177	96
AFS:
Realized gains	22	22	38
Realized losses	65	86	37

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$82	$—	$—	$98
Equity securities	2,056	8	3,082	1,511	54	2,504
Corporate debt securities	8	8	242	—	23	240
Municipal bonds	6	12	297	—	29	266
U.S. government bonds	11	32	749	1	61	738
Other debt securities	—	—	6	—	—	8
Total NDTF Investments	$2,081	$60	$4,458	$1,512	$167	$3,854
Other Investments
Cash and cash equivalents	$—	$—	$18	$—	$—	$11
Municipal bonds	—	1	23	—	—	25
Total Other Investments	$—	$1	$41	$—	$—	$36
Total Investments	$2,081	$61	$4,499	$1,512	$167	$3,890
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2023, 2022 and 2021, were as follows.

	Years Ended December 31,
(in millions)	2023	2022	2021
FV-NI:
Realized gains	$47	$77	$284
Realized losses	67	139	45
AFS:
Realized gains	22	6	16
Realized losses	75	48	14
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$55	$—	$—	$56
Equity securities	1,956	8	2,970	1,431	54	2,411
Corporate debt securities	7	8	229	—	22	230
Municipal bonds	6	12	297	—	29	266
U.S. government bonds	10	18	518	1	37	460
Other debt securities	—	—	6	—	—	7
Total NDTF Investments	$1,979	$46	$4,075	$1,432	$142	$3,430
Other Investments
Cash and cash equivalents	$—	$—	$14	$—	$—	$9
Total Other Investments	$—	$—	$14	$—	$—	$9
Total Investments	$1,979	$46	$4,089	$1,432	$142	$3,439

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2023, 2022 and 2021, were as follows.

	Years Ended December 31,
(in millions)	2023	2022	2021
FV-NI:
Realized gains	$44	$76	$283
Realized losses	66	136	44
AFS:
Realized gains	20	6	15
Realized losses	70	44	13
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$27	$—	$—	$42
Equity securities	100	—	112	80	—	93
Corporate debt securities	1	—	13	—	1	10
U.S. government bonds	1	14	231	—	24	278
Other debt securities	—	—	—	—	—	1
Total NDTF Investments(a)	$102	$14	$383	$80	$25	$424
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$1
Municipal bonds	—	1	23		—	25
Total Other Investments	$—	$1	$26	$—	$—	$26
Total Investments	$102	$15	$409	$80	$25	$450
(a)    During the years ended December 31, 2023, and 2022, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2023, 2022 and 2021, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	December 31, 2023			December 31, 2022
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Equity securities	4	—	98	2	16	79
Corporate debt securities	—	—	8	—	1	8
Municipal bonds	1	1	46	—	3	45
U.S. government bonds	—	—	10	—	—	7
Total Investments	$5	$1	$163	$2	$20	$140
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2023, 2022 and 2021, were immaterial.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	December 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$116	$9	$89	$13	$76	$7
Due after one through five years	696	226	391	254	137	20
Due after five through 10 years	598	333	217	204	13	11
Due after 10 years	1,593	870	620	579	41	26
Total	$3,003	$1,438	$1,317	$1,050	$267	$64
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

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$133	$133	$—	$—	$—
NDTF equity securities	7,278	7,241	—	—	37
NDTF debt securities	2,732	829	1,903	—	—
Other equity securities	158	158	—	—	—
Other debt securities	271	55	216	—	—
Other cash and cash equivalents	31	31	—	—	—
Derivative assets	189	37	137	15	—
Total assets	10,792	8,484	2,256	15	37
Derivative liabilities	(729)	(60)	(669)	—	—
Net assets	$10,063	$8,424	$1,587	$15	$37

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$215	$215	$—	$—	$—
NDTF equity securities	5,871	5,829	—	—	42
NDTF debt securities	2,550	780	1,770	—	—
Other equity securities	128	128	—	—	—
Other debt securities	265	55	210	—	—
Other cash and cash equivalents	22	22	—	—	—
Derivative assets	795	1	760	34	—
Total assets	9,846	7,030	2,740	34	42
Derivative liabilities	(437)	(16)	(421)	—	—
Net assets	$9,409	$7,014	$2,319	$34	$42
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2023	2022
Balance at beginning of period	$34	$24
Purchases, sales, issuances and settlements:
Purchases	47	78
Settlements	(72)	(36)
Total gains (losses) included on the Consolidated Balance Sheet	6	(32)
Balance at end of period	$15	$34

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$51	$51	$—	$—
NDTF equity securities	4,196	4,159	—	37
NDTF debt securities	1,438	375	1,063	—
Derivative assets	35	—	35	—
Total assets	5,720	4,585	1,098	37
Derivative liabilities	(260)	—	(260)	—
Net assets	$5,460	$4,585	$838	$37

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$117	$117	$—	$—
NDTF equity securities	3,367	3,325	—	42
NDTF debt securities	1,298	323	975	—
Derivative assets	330	—	330	—
Total assets	5,112	3,765	1,305	42
Derivative liabilities	(127)	—	(127)	—
Net assets	$4,985	$3,765	$1,178	$42
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$82	$82	$—	$98	$98	$—
NDTF equity securities	3,082	3,082	—	2,504	2,504	—
NDTF debt securities	1,294	454	840	1,252	457	795
Other debt securities	23	—	23	25	—	25
Other cash and cash equivalents	18	18	—	11	11	—
Derivative assets	34	—	34	248	—	248
Total assets	4,533	3,636	897	4,138	3,070	1,068
Derivative liabilities	(234)	—	(234)	(66)	—	(66)
Net assets	$4,299	$3,636	$663	$4,072	$3,070	$1,002

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$55	$55	$—	$56	$56	$—
NDTF equity securities	2,970	2,970	—	2,411	2,411	—
NDTF debt securities	1,050	266	784	963	225	738
Other cash and cash equivalents	14	14	—	9	9	—
Derivative assets	32	—	32	230	—	230
Total assets	4,121	3,305	816	3,669	2,701	968
Derivative liabilities	(219)	—	(219)	(48)	—	(48)
Net assets	$3,902	$3,305	$597	$3,621	$2,701	$920
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$27	$27	$—	$42	$42	$—
NDTF equity securities	112	112	—	93	93	—
NDTF debt securities	244	188	56	289	232	57
Other debt securities	23	—	23	25	—	25
Other cash and cash equivalents	3	3	—	1	1	—
Derivative assets	2	—	2	17	—	17
Total assets	411	330	81	467	368	99
Derivative liabilities	(15)	—	(15)	(19)	—	(19)
Net assets	$396	$330	$66	$448	$368	$80
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets were not material at December 31, 2023, and 2022.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2023				December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$98	$98	$—	$—	$79	$79	$—	$—
Other debt securities	64	—	64	—	60	—	60	—
Other cash equivalents	1	1	—	—	1	1	—	—
Derivative assets	25	5	7	13	110	—	81	29
Total assets	188	104	71	13	250	80	141	29
Derivative liabilities	(18)	(18)	—	—	(16)	(16)	—	—
Net assets	$170	$86	$71	$13	$234	$64	$141	$29

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2023	2022
Balance at beginning of period	$29	$22
Purchases, sales, issuances and settlements:
Purchases	42	74
Settlements	(68)	(32)
Total gains (losses) included on the Consolidated Balance Sheet	10	(35)
Balance at end of period	$13	$29
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2023			December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$—	$—	$—
Derivative liabilities	(147)	—	(147)	(168)	—	(168)
Net (liabilities) assets	$(146)	$1	$(147)	$(168)	$—	$(168)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$0.36	–	$2.11	$0.71
Duke Energy Indiana
FTRs	13	RTO auction pricing	FTR price – per MWh	(1.05)	–	9.64	1.26
Duke Energy
Total Level 3 derivatives	$15

	December 31, 2022
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$0.89	–	$6.25	$3.35
Duke Energy Indiana
FTRs	29	RTO auction pricing	FTR price – per MWh	0.09	–	21.79	2.74
Duke Energy
Total Level 3 derivatives	$34

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2023		December 31, 2022
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$75,252	$69,790	$69,751	$61,986
Duke Energy Carolinas	16,012	15,077	14,266	12,943
Progress Energy	23,759	22,553	22,439	20,467
Duke Energy Progress	11,714	10,595	11,087	9,689
Duke Energy Florida	10,401	10,123	9,709	8,991
Duke Energy Ohio	3,518	3,310	3,245	2,927
Duke Energy Indiana	4,502	4,230	4,307	3,913
Piedmont	3,668	3,336	3,363	2,940
(a)    Book value of long-term debt includes $1.0 billion as of December 31, 2023, and $1.2 billion as of December 31, 2022, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both December 31, 2023, and December 31, 2022, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
18. VARIABLE INTEREST ENTITIES
A Variable Interest Entity (VIE) is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) what party has rights to receive benefits or is obligated to absorb losses that could potentially be significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2023, 2022 and 2021, or is expected to be provided in the future, that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the DERF and DEPR credit facilities are reflected on the Consolidated Balance Sheets as Long-Term Debt. Amounts borrowed under the DEFR credit facility are reflected on the Consolidated Balance Sheets as Current maturities of long-term debt.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	February 2025	January 2025	April 2025	April 2024
Credit facility amount	$350	$500	$400	$325
Amounts borrowed at December 31, 2023	312	500	400	325
Amounts borrowed at December 31, 2022	350	471	400	250
Restricted Receivables at December 31, 2023	663	991	833	532
Restricted Receivables at December 31, 2022	917	928	793	490
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,
(in millions)	2023	2022
Receivables of VIEs	$—	$6
Regulatory Assets: Current	59	55
Current Assets: Other	37	41
Other Noncurrent Assets: Regulatory assets	803	826
Current Liabilities: Other	8	9
Current maturities of long-term debt	59	56
Long-Term Debt	831	890
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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	Duke Energy Carolinas		Duke Energy Progress
	December 31,		December 31,
(in millions)	2023	2022	2023	2022
Regulatory Assets: Current	$12	$12	$39	$39
Current Assets: Other	9	8	31	29
Other Noncurrent Assets: Regulatory assets	196	208	643	681
Other Noncurrent Assets: Other	1	1	2	2
Current maturities of long-term debt	10	10	34	34
Current Liabilities: Other	3	3	8	8
Long-Term Debt	208	219	680	714
Purchasing Company – Duke Energy Florida
Duke Energy Florida Purchasing Company, LLC (DEF ProCo) is a wholly owned special purpose subsidiary of Duke Energy Florida. DEF ProCo was formed in 2023 as the primary procurement agent for equipment, materials and supplies for Duke Energy Florida. DEF ProCo interacts with third party suppliers on Duke Energy Florida’s behalf with credit and risk support provided by Duke Energy Florida. DEF ProCo is a qualified reseller under Florida tax law and conveys acquired assets to Duke Energy Florida through leases on each acquired asset.
As of December 31, 2023, Duke Energy Florida’s Consolidated Balance Sheets included Inventory and Accounts Payable for DEF ProCo of $462 million and $188 million, respectively.
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$150	$208
Investments in equity method unconsolidated affiliates	67	—	—
Other noncurrent assets	43	—	—
Total assets	$110	$150	$208
Other current liabilities	4	—	—
Other noncurrent liabilities	5	—	—
Total liabilities	9	$—	$—
Net assets	$101	$150	$208

	December 31, 2022
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$198	$317
Investments in equity method unconsolidated affiliates	43	—	—
Other noncurrent assets	45	—	—
Total assets	$88	$198	$317
Other current liabilities	59	—	—
Other noncurrent liabilities	47	—	—
Total liabilities	$106	$—	$—
Net (liabilities) assets	$(18)	$198	$317
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
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
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2023	2022	2023	2022
Anticipated credit loss ratio	0.6%	0.5%	0.4%	0.3%
Discount rate	6.1%	2.7%	6.1%	2.7%
Receivable turnover rate	13.9%	13.5%	12.0%	11.3%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	December 31,		December 31,
(in millions)	2023	2022	2023	2022
Receivables sold	$361	$423	$351	$508
Less: Retained interests	150	198	208	317
Net receivables sold	$211	$225	$143	$191
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Sales
Receivables sold	$2,578	$2,562	$2,023	$3,223	$3,744	$2,909
Loss recognized on sale	34	18	10	39	26	13
Cash flows
Cash proceeds from receivables sold	2,591	2,424	2,018	3,294	3,498	2,909
Collection fees received	1	1	1	2	2	1
Return received on retained interests	19	10	4	25	15	6
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

FINANCIAL STATEMENTS	REVENUE
19. REVENUE
Duke Energy recognizes revenue consistent with amounts billed under tariff offerings or at contractually agreed upon rates based on actual physical delivery of electric or natural gas service, including estimated volumes delivered when billings have not yet occurred. As such, the majority of Duke Energy’s revenues have fixed pricing based on the contractual terms of the published tariffs. Absent decoupling mechanisms, the variability in expected cash flows of the majority of Duke Energy's revenue is attributable to the customer’s volumetric demand and ultimate quantities of energy or natural gas supplied and used during the billing period. The stand-alone selling price of related sales are designed to support recovery of prudently incurred costs and an appropriate return on invested assets and are primarily governed by published tariff rates or contractual agreements approved by relevant regulatory bodies. As described in Note 1, certain excise taxes and franchise fees levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis as part of revenues. Duke Energy elects to account for all other taxes net of revenues.
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
As described above, the majority of Duke Energy’s tariff revenues are at will and, as such, related contracts with customers have an expected duration of one year or less and will not have future performance obligations for disclosure. Additionally, other long-term revenue streams, including wholesale contracts, generally provide services that are part of a single performance obligation, the delivery of electricity or natural gas. As such, other than material fixed consideration under long-term contracts, related disclosures for future performance obligations are also not applicable.
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
Retail electric service is generally marketed throughout Duke Energy’s electric service territory through standard service offers. The standard service offers are through tariffs determined by regulators in Duke Energy's regulated service territory. Each tariff, which is assigned to customers based on customer class, has multiple components such as an energy charge, a demand charge, a basic facilities charge and applicable riders. Duke Energy considers each of these components to be aggregated into a single performance obligation for providing electric service, or in the case of distribution only customers in Duke Energy Ohio, for delivering electricity. Electricity is considered a single performance obligation satisfied over time consistent with the series guidance and is provided and consumed over the billing period, generally one month. Retail electric service is typically provided to at-will customers who can cancel service at any time, without a substantive penalty. Additionally, Duke Energy adheres to applicable regulatory requirements in each jurisdiction to ensure the collectability of amounts billed and appropriate mitigating procedures are followed when necessary. As such, revenue from contracts with customers for such contracts is equivalent to the electricity supplied and billed in that period (including unbilled estimates).
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Progress Energy	$72	$30	$7	$7	$7	$29	$152
Duke Energy Progress	8	—	—	—	—	—	8
Duke Energy Florida	64	30	7	7	7	29	144
Duke Energy Indiana	16	17	17	15	5	—	70
Revenues for block sales are recognized monthly as energy is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates.

FINANCIAL STATEMENTS	REVENUE
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
Retail natural gas service is marketed throughout Duke Energy's natural gas service territory using published tariff rates. The tariff rates are established by regulators in Duke Energy's service territories. Each tariff, which is assigned to customers based on customer class, have multiple components, such as a commodity charge, demand charge, customer or monthly charge and transportation costs. Duke Energy considers each of these components to be aggregated into a single performance obligation for providing natural gas service. For contracts where Duke Energy provides all of the customer’s natural gas needs, the delivery of natural gas is considered a single performance obligation satisfied over time, and revenue is recognized monthly based on billings and unbilled estimates as service is provided and the commodity is consumed over the billing period. Additionally, natural gas service is typically at will and customers can cancel service at any time, without a substantive penalty. Duke Energy also adheres to applicable regulatory requirements to ensure the collectability of amounts billed and receivable and appropriate mitigating procedures are followed when necessary.
Certain long-term individually negotiated contracts exist to provide natural gas service. These contracts are regulated and approved by state commissions. The negotiated contracts may have multiple components, including a natural gas and a demand charge, similar to retail natural gas contracts. Duke Energy considers each of these components to be a single performance obligation for providing natural gas service. This service represents consumption over the billing period, generally one month.
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Piedmont	$66	$61	$51	$49	$46	$195	$468
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
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

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$12,098	$3,409	$6,510	$2,540	$3,970	$947	$1,233	$—
General	7,895	2,670	3,762	1,588	2,174	552	911	—
Industrial	3,416	1,334	1,105	733	372	191	786	—
Wholesale	2,175	492	1,388	1,240	148	46	248	—
Other revenues	962	318	590	325	265	93	157	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$26,546	$8,223	$13,355	$6,426	$6,929	$1,829	$3,335	$—

Gas Utilities and Infrastructure
Residential	$1,226	$—	$—	$—	$—	$435	$—	$792
Commercial	605	—	—	—	—	154	—	450
Industrial	141	—	—	—	—	26	—	115
Power Generation	—	—	—	—	—	—	—	31
Other revenues	119	—	—	—	—	24	—	95
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,091	$—	$—	$—	$—	$639	$—	$1,483

Other
Revenue from contracts with customers	$37	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$28,674	$8,223	$13,355	$6,426	$6,929	$2,468	$3,335	$1,483

Other revenue sources(a)	$386	$65	$189	$62	$107	$39	$64	$145
Total revenues	$29,060	$8,288	$13,544	$6,488	$7,036	$2,507	$3,399	$1,628
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
The following table presents the reserve for credit losses for trade and other receivables.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2020	$146	$23	$37	$23	$14	$4	$3	$12
Write-Offs	(58)	(21)	(25)	(12)	(13)	—	—	(9)
Credit Loss Expense	53	27	25	11	14	—	—	7
Other Adjustments	(20)	13	(1)	(1)	1	—	—	5
Balance at December 31, 2021	$121	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(158)	(73)	(70)	(36)	(34)	—	—	(12)
Credit Loss Expense	160	40	72	17	55	2	1	11
Other Adjustments	93	59	43	42	(1)	—	—	—
Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(164)	(71)	(84)	(41)	(42)	—	—	(10)
Credit Loss Expense	101	35	48	12	37	3	1	7
Other Adjustments	52	24	29	29	—	—	—	—
Balance at December 31, 2023	$205	$56	$74	$44	$31	$9	$5	$11
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

FINANCIAL STATEMENTS	REVENUE
The aging of trade receivables is presented in the table below.

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables(a)(b)	$1,273	$399	$401	$280	$121	$4	$22	$108
Current	2,306	680	1,009	612	395	48	87	199
1-30 days past due	275	97	91	41	50	12	14	9
31-60 days past due	78	20	34	23	11	3	7	2
61-90 days past due	47	15	17	10	7	2	4	1
91+ days past due	253	67	69	24	45	46	27	3
Deferred Payment Arrangements(c)	104	34	43	26	17	6	—	—
Trade and Other Receivables	$4,336	$1,312	$1,664	$1,016	$646	$121	$161	$322

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Receivables(a)(b)	$1,457	$486	$355	$232	$123	$20	$28	$160
Current	2,347	577	1,059	637	417	15	52	265
1-30 days past due	261	96	60	15	45	5	17	15
31-60 days past due	123	23	61	49	12	6	2	3
61-90 days past due	74	25	18	9	9	3	11	2
91+ days past due	209	70	74	27	47	26	6	4
Deferred Payment Arrangements(c)	160	57	62	35	27	4	—	1
Trade and Other Receivables	$4,631	$1,334	$1,689	$1,004	$680	$79	$116	$450
(a)    Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Consolidated Balance Sheets.
(b)    Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 18 for further information. These receivables for unbilled revenues are $141 million and $197 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2023, and $148 million and $260 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2022.
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

	Years Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Net Income available to Duke Energy common stockholders	$2,735	$2,444	$3,802
Less: (Loss) Income from discontinued operations attributable to Duke Energy common stockholders	(1,391)	(1,215)	200
Accumulated preferred stock dividends adjustment	—	—	—
Less: Impact of participating securities	6	2	3
Income from continuing operations available to Duke Energy common stockholders	$4,120	$3,657	$3,599
Loss from discontinued operations, net of tax	$(1,455)	$(1,323)	$(144)
Add: Loss attributable to NCI	64	108	344
(Loss) Income from discontinued operations attributable to Duke Energy common stockholders	$(1,391)	$(1,215)	$200

Weighted average common shares outstanding – basic and diluted	771	770	769
EPS from continuing operations available to Duke Energy common stockholders
Basic and Diluted(a)	$5.35	$4.74	$4.68
(Loss) Earnings Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and Diluted(a)	$(1.81)	$(1.57)	$0.26
Potentially dilutive items excluded from the calculation(b)	2	2	2
Dividends declared per common share	$4.06	$3.98	$3.90
Dividends declared on Series A preferred stock per depositary share(c)	$1.437	$1.437	$1.437
Dividends declared on Series B preferred stock per share(d)	$48.750	$48.750	$48.750
(a)    For the periods presented subsequent to issuance in April 2023, the convertible notes were excluded from the calculations of diluted
EPS because the effect was antidilutive.
(b)    Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
(c)    5.75% Series A Cumulative Redeemable Perpetual Preferred Stock dividends are payable quarterly in arrears on the 16th day of March, June, September and December. The preferred stock has a $25 liquidation preference per depositary share.
(d)    4.875% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock dividends are payable semiannually in arrears on the 16th day of March and September. The preferred stock has a $1,000 liquidation preference per share. On September 16, 2024, the First Call Date, and any fifth anniversary of the First Call Date, the dividend rate will reset based on the then current five-year U.S. Treasury rate plus a spread of 3.388%.
Common Stock
In November 2022, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through a new ATM offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2025.
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
21. SEVERANCE
During 2023, as Duke Energy transitions from the foundational work of clean energy strategy planning to the launch of the largest power generation build period in its history, it is streamlining certain functions and changing how it is structured and staffed to ensure the resulting organization reflects best-in-class standards, is optimally aligned with its jurisdictions, and is best positioned to serve its customers, stakeholders and investors. As a result, Duke Energy is extending involuntary severance benefits to certain employees in specific areas as a part of its organizational optimization. For the year ended December 31, 2023, Duke Energy recorded severance charges of approximately $97 million within Operations, maintenance and other on the Consolidated Statements of Income. These charges, along with amortization of severance regulatory deferrals and reversals of certain prior period severance costs, resulted in a total severance charge of $102 million in 2023.
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
The following table presents the direct and allocated severance and related charges accrued for 682 employees in 2023, 233 employees in 2022 and 290 employees in 2021 by the Duke Energy Registrants within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Year Ended December 31, 2023(a)(b)(c)	$102	$53	$33	$21	$12	$3	$6	$4
Year Ended December 31, 2022(d)(e)	65	40	20	17	3	1	2	2
Year Ended December 31, 2021(f)(g)	69	33	26	20	6	2	3	2
(a)    Includes amortization of deferred severance charges of approximately $22 million, $14 million, $8 million and $8 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(b)    Includes adjustments associated with 2021 severance charges of approximately $(6) million, $(2) million, $(3) million, $(2) million, $(1) million and $(1) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively.
(c)    Includes adjustments associated with 2022 severance charges of approximately $(14) million, $(7) million, $(5) million, $(3) million, $(2) million, $(1) million and $(1) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, respectively.
(d)    Includes amortization of deferred severance charges of approximately $33 million, $22 million, $11 million and $11 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(e)    Includes adjustments associated with 2021 severance charges of approximately $(19) million, $(6) million, $(8) million, $(4) million, $(4) million, $(1) million, $(2) million and $(1) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont, respectively.
(f)    Includes amortization of deferred severance charges of approximately $33 million, $22 million, $11 million and $11 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(g)    Includes adjustments associated with 2018 severance charges of approximately $(3) million, $(2) million and $(1) million for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.

FINANCIAL STATEMENTS	SEVERANCE
The table below presents the severance liability for past and ongoing severance plans including the plans described above.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2021	$39	$2	$2	$1	$1	$—	$—	$—
Provision/Adjustments	33	14	4	3	1	—	—	1
Cash Reductions	(8)	(1)	—	—	—	—	—	—
Balance at December 31, 2022	$64	$15	$6	$4	$2	$—	$—	$1
Provision/Adjustments	80	30	13	6	7	1	4	2
Cash Reductions	(42)	(10)	(3)	(2)	(1)	—	—	(1)
Balance at December 31, 2023	$102	$35	$16	$8	$8	$1	$4	$2
22. STOCK-BASED COMPENSATION
The Duke Energy Corporation 2023 Long-Term Incentive Plan (the 2023 Plan) provides for the grant of stock-based compensation awards to employees and outside directors. The 2023 Plan supersedes the Duke Energy Corporation 2015 Long-Term Incentive Plan (the 2015 Plan). No additional grants will be made from the 2015 Plan. The 2023 Plan reserved 15 million shares of common stock for issuance. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. However, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards that are exercised or vest in the future. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2023	2022	2021
Duke Energy	$71	$74	$64
Duke Energy Carolinas	25	27	23
Progress Energy	28	27	24
Duke Energy Progress	17	17	15
Duke Energy Florida	11	10	9
Duke Energy Ohio	5	5	5
Duke Energy Indiana	7	7	6
Piedmont	4	4	3
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2023	2022	2021
RSU awards	$54	$58	$49
Performance awards	43	42	39
Pretax stock-based compensation cost	$97	$100	$88
Stock-based compensation costs capitalized	6	5	5
Stock-based compensation expense	$91	$95	$83
Tax benefit associated with stock-based compensation expense	$20	$21	$19
RESTRICTED STOCK UNIT AWARDS
RSU awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to RSU awards.

	Years Ended December 31,
	2023	2022	2021
Shares granted (in thousands)	670	654	673
Fair value (in millions)	$65	$64	$59

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
The following table summarizes information about RSU awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2022	1,097	$95
Granted	670	97
Vested	(548)	95
Forfeited	(104)	96
Outstanding at December 31, 2023	1,115	96
RSU awards expected to vest	1,064	96
The total grant date fair value of shares vested during the years ended December 31, 2023, 2022 and 2021, was $52 million, $49 million and $45 million, respectively. At December 31, 2023, Duke Energy had $33 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 23 months.
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
Relative TSR is valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2023, the model used a risk-free interest rate of 4.43%, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 28.6% based on Duke Energy's historical volatility over three years using daily stock prices.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2023	2022	2021
Shares granted assuming target performance (in thousands)	422	408	380
Fair value (in millions)	$42	$40	$33
The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2022	1,033	$97
Granted	422	100
Vested	(298)	105
Forfeited	(42)	98
Outstanding at December 31, 2023	1,115	96
Stock-based performance awards expected to vest	1,086	96
The total grant date fair value of shares vested during the years ended December 31, 2023, 2022 and 2021, was $31 million, $25 million and $25 million, respectively. At December 31, 2023, Duke Energy had $23 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 22 months.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
23. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans, which consist of the Duke Energy Retirement Cash Balance Plan (RCBP) and the Duke Energy Legacy Pension Plan (DELPP) These plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings, age or age and years of service and interest credits. Certain employees are eligible for benefits that use a final average earnings formula. Under these final average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-, four- or five-year average earnings, (ii) highest three-, four- or five-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) or (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans that cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new participants.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan assets on December 31, 2023, were primarily attributable to actual investment performance that exceeded expected investment performance. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2023 were primarily attributable to the decrease in the discount rate used to measure plan obligations. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan assets on December 31, 2022, were primarily attributable to actual investment performance that was less than expected investment performance. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2022, were primarily attributable to the increase in the discount rate used to measure plan obligations.
As a result of the application of settlement accounting due to total lump-sum benefit payments exceeding the settlement threshold (defined as the sum of service cost and interest cost on projected benefit obligation components of net periodic benefit costs) for one of its qualified pension plans, Duke Energy recognized settlement charges of $117 million, of which $95 million was recorded to Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets and $22 million was recorded to Other income and expenses, net, within the Consolidated Statement of Operations as of December 31, 2022.
Settlement charges recognized by the Subsidiary Registrants as of December 31, 2022, which represent amounts allocated by Duke Energy for employees of the Subsidiary Registrants and allocated charges for their proportionate share of settlement charges for employees of Duke Energy's shared services affiliate, and recorded to Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets were $35 million for Duke Energy Carolinas, $23 million for Progress Energy, $16 million for Duke Energy Progress, $7 million for Duke Energy Florida, $8 million for Duke Energy Indiana and $29 million for Piedmont. Settlement charges recognized by the Subsidiary Registrants as of December 31, 2022, recorded to Other income and expenses, net, within the Consolidated Statement of Operations were $3 million for Duke Energy Carolinas, $5 million for Progress Energy, $5 million for Duke Energy Progress, $1 million for Duke Energy Florida, $5 million for Duke Energy Ohio and $6 million for Piedmont.
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
Effective December 31, 2022, Duke Energy Florida changed its method for calculating the market related value of plan assets (MRVA) from the fair value method to a method that recognizes changes in fair value of its plan assets over a five-year period. This represents a change in regulatory treatment that will serve to mitigate the impact of market volatility on retail customer rates, resulting in the timing of net periodic pension cost recognition that is more consistent with treatment of the related cost in the ratemaking process. The three-year retrospective impact of this method change of $24 million was recognized by Duke Energy, Progress Energy and Duke Energy Florida, respectively, and was recorded to Other income and expenses, net, within the Consolidated Statement of Operations as of December 31, 2022, and has been disclosed in the tables below as a component of net periodic pension costs.
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
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its qualified defined benefit pension plans. There were no contributions made in the year ended December 31, 2021.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions Made:
2023	$100	$26	$22	$13	$9	$5	$8	$3
2022	58	15	13	8	5	3	5	2
QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$117	$38	$33	$19	$13	$3	$6	$4
Interest cost on projected benefit obligation	344	84	107	49	57	18	27	9
Expected return on plan assets	(588)	(160)	(198)	(93)	(104)	(24)	(40)	(20)
Amortization of actuarial loss	10	2	4	2	2	—	2	—
Amortization of prior service credit	(14)	(1)	—	—	—	—	(2)	(7)
Amortization of settlement charges	19	9	5	3	1	—	1	4
Net periodic pension costs(a)(b)	$(112)	$(28)	$(49)	$(20)	$(31)	$(3)	$(6)	$(10)

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$152	$48	$43	$25	$17	$4	$9	$5
Interest cost on projected benefit obligation	249	59	77	35	41	13	20	8
Expected return on plan assets	(558)	(152)	(183)	(88)	(94)	(23)	(37)	(24)
Amortization of actuarial loss	81	16	23	12	12	4	9	5
Amortization of prior service credit	(18)	(3)	—	—	—	—	(2)	(7)
Amortization of settlement charges(c)	32	9	8	7	1	5	1	7
MRVA method change	24	—	24	—	24	—	—	—
Net periodic pension costs(a)(b)	$(38)	$(23)	$(8)	$(9)	$1	$3	$—	$(6)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$176	$56	$50	$29	$21	$5	$10	$6
Interest cost on projected benefit obligation	220	51	70	30	39	13	18	7
Expected return on plan assets	(558)	(141)	(187)	(84)	(102)	(28)	(40)	(20)
Amortization of actuarial loss	133	29	38	18	20	7	13	10
Amortization of prior service credit	(29)	(8)	(2)	(1)	(1)	(1)	(2)	(9)
Amortization of settlement charges	9	5	2	2	1	—	—	1
Net periodic pension costs(a)(b)	$(49)	$(8)	$(29)	$(6)	$(22)	$(4)	$(1)	$(5)
(a)    Duke Energy amounts exclude $3 million, $3 million and $3 million for the years ended December 2023, 2022 and 2021, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $1 million for the years ended December 2023, 2022 and 2021, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(c)    Includes settlement charges not deferred as a regulatory asset.
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$5	$(14)	$8	$—	$9	$(3)	$(2)	$13
Accumulated other comprehensive loss (income)
Deferred income tax expense	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year actuarial losses	(2)	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(2)	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$367	$221	$107	$101	$5	$(1)	$(12)	$9
Accumulated other comprehensive loss (income)
Deferred income tax expense	$(7)	$—	$(1)	$—	$—	$—	$—	$—
Amortization of prior year actuarial losses	37	—	2	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$30	$—	$1	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$6,358	$1,554	$1,975	$909	$1,055	$333	$499	$170
Service cost	110	36	30	18	12	3	6	3
Interest cost	344	84	107	49	57	18	27	9
Actuarial loss	94	11	47	18	29	2	4	9
Benefits paid	(607)	(177)	(159)	(80)	(78)	(31)	(40)	(16)
Transfers	—	6	(10)	(3)	(6)	—	—	—
Obligation at measurement date	$6,299	$1,514	$1,990	$911	$1,069	$325	$496	$175
Accumulated Benefit Obligation at measurement date	$6,267	$1,517	$1,975	$912	$1,053	$317	$494	$176
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$6,993	$1,815	$2,371	$1,083	$1,271	$323	$501	$203
Employer contributions	100	26	22	13	9	5	8	3
Actual return on plan assets	676	183	229	107	120	29	45	23
Benefits paid	(607)	(177)	(159)	(80)	(78)	(31)	(40)	(16)
Transfers	—	6	(10)	(3)	(6)	—	—	—
Plan assets at measurement date	$7,162	$1,853	$2,453	$1,120	$1,316	$326	$514	$213
Funded status of plan	$863	$339	$463	$209	$247	$1	$18	$38

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$8,207	$1,903	$2,560	$1,153	$1,392	$450	$680	$273
Service cost	145	47	40	24	16	4	8	5
Interest cost	249	59	77	35	41	13	20	8
Actuarial gain	(1,490)	(301)	(513)	(197)	(312)	(84)	(143)	(47)
Benefits paid	(753)	(159)	(184)	(101)	(82)	(50)	(66)	(69)
Transfers	—	5	(5)	(5)	—	—	—	—
Obligation at measurement date	$6,358	$1,554	$1,975	$909	$1,055	$333	$499	$170
Accumulated Benefit Obligation at measurement date	$6,324	$1,556	$1,959	$910	$1,038	$327	$495	$170
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$9,235	$2,365	$3,053	$1,421	$1,610	$438	$669	$334
Employer contributions	58	15	13	8	5	3	5	2
Actual return on plan assets	(1,547)	(411)	(506)	(240)	(262)	(68)	(107)	(64)
Benefits paid	(753)	(159)	(184)	(101)	(82)	(50)	(66)	(69)
Transfers	—	5	(5)	(5)	—	—	—	—
Plan assets at measurement date	$6,993	$1,815	$2,371	$1,083	$1,271	$323	$501	$203
Funded status of plan	$635	$261	$396	$174	$216	$(10)	$2	$33

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$863	$339	$463	$209	$247	$74	$105	$38
Noncurrent pension liability(b)	$—	$—	$—	$—	$—	$73	$87	$—
Net asset (liability) recognized	$863	$339	$463	$209	$247	$1	$18	$38
Regulatory assets	$2,021	$531	$678	$353	$325	$89	$176	$97
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(27)	$—	$(1)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	127	—	3	—	—	—	2	—
Net amounts recognized in accumulated other comprehensive loss	$99	$—	$2	$—	$—	$—	$2	$—

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$885	$261	$396	$174	$216	$62	$90	$33
Noncurrent pension liability(b)	$250	$—	$—	$—	$—	$72	$88	$—
Net asset (liability) recognized	$635	$261	$396	$174	$216	$(10)	$2	$33
Regulatory assets	$2,016	$545	$670	$353	$316	$92	$178	$84
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(27)	$—	$(1)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	129	—	3	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive loss	$101	$—	$2	$—	$—	$—	$—	$—
(a)    Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2023
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$105	$208
Accumulated benefit obligation	100	203
Fair value of plan assets	31	121

	December 31, 2022
		Duke	Duke
	Duke	Energy	Energy
(in millions)	Energy	Ohio	Indiana
Projected benefit obligation	$3,323	$103	$198
Accumulated benefit obligation	3,288	99	193
Fair value of plan assets	3,073	31	110

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
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
The RCBP contains a mostly active participant population while the DELPP contains a mostly inactive participant population. The average remaining service period for RCBP participants is nine years and the average life expectancy of DELPP participants is 15 years. Unrecognized net actuarial gains/losses and prior service credit are amortized over 12 years for Duke Energy and Duke Energy Florida, 14 years for Duke Energy Ohio, 13 years for Duke Energy Indiana, 11 years for Duke Energy Carolinas, Progress Energy and Duke Energy Progress and nine years for Piedmont.
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2023			2022			2021
Benefit Obligations
Discount rate			5.40%			5.60%			2.90%
Interest crediting rate			4.15%			4.35%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Net Periodic Benefit Cost
Discount rate			5.60%	2.90%	–	5.70%			2.60%
Interest crediting rate			4.35%			4.00%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Expected long-term rate of return on plan assets	6.50%	–	8.25%			6.50%			6.50%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2024	$634	$176	$180	$95	$84	$31	$45	$18
2025	624	171	182	97	84	30	44	16
2026	601	162	177	89	86	30	43	16
2027	582	153	175	87	86	29	42	15
2028	565	146	171	84	86	29	42	15
2029-2033	2,481	590	779	355	420	131	200	73
NON-QUALIFIED PENSION PLANS
The accumulated benefit obligation, which equals the projected benefit obligation for non-qualified pension plans, was $224 million for Duke Energy, $10 million for Duke Energy Carolinas, $78 million for Progress Energy, $23 million for Duke Energy Progress, $31 million for Duke Energy Florida, $2 million for Duke Energy Ohio, $2 million for Duke Energy Indiana and $2 million for Piedmont as of December 31, 2023.
Employer contributions, which equal benefits paid for non-qualified pension plans, were $24 million for Duke Energy, $1 million for Duke Energy Carolinas, $8 million for Progress Energy, $3 million for Duke Energy Progress and $3 million for Duke Energy Florida for the year ended December 31, 2023. Employer contributions were not material for Duke Energy Ohio, Duke Energy Indiana or Piedmont for the year ended December 31, 2023.
Net periodic pension costs for non-qualified pension plans were not material for the years ended December 31, 2023, 2022 or 2021.
OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have satisfied the applicable eligibility requirements (e.g., age and service) at retirement, as defined in the plans. The health care benefits include medical, dental, vision and prescription drug coverage and are subject to certain limitations, such as deductibles and copayments.
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2023, 2022 or 2021.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	22	5	9	5	4	1	1	1
Expected return on plan assets	(11)	(7)	—	—	—	—	—	(2)
Amortization of actuarial (gain) loss	(6)	(3)	8	5	2	(2)	(3)	—
Amortization of prior service credit	(23)	(5)	(11)	(6)	(5)	—	(5)	—
Net periodic post-retirement benefit costs (a)(b)	$(16)	$(9)	$6	$4	$1	$(1)	$(7)	$(1)

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$3	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	17	4	7	4	3	1	1	1
Expected return on plan assets	(10)	(6)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	1	1	—	—	—
Amortization of prior service credit	(8)	(3)	(2)	(1)	(1)	—	—	(2)
Net periodic post-retirement benefit costs(a)(b)	$4	$(4)	$6	$4	$3	$1	$1	$(3)

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$4	$1	$1	$—	$—	$—	$1	$—
Interest cost on accumulated post-retirement benefit obligation	18	4	7	4	3	1	1	1
Expected return on plan assets	(11)	(7)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	—	1	—	4	—
Amortization of prior service credit	(13)	(4)	(2)	(1)	(1)	(1)	(1)	(2)
Net periodic post-retirement benefit costs(a)(b)	$—	$(6)	$7	$3	$3	$—	$5	$(3)
(a)    Duke Energy amounts exclude $4 million, $4 million and $5 million for the years ended December 2023, 2022 and 2021, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $1 million for the years ended December 2023, 2022 and 2021, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$73	$79	$(7)	$(5)	$—	$(2)	$(2)	$1
Regulatory liabilities, net increase (decrease)	$41	$62	$—	$—	$—	$(4)	$(8)	$—
Accumulated other comprehensive (income) loss
Amortization of prior year service credit	$1	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year actuarial gain	—	—	(1)	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$1	$—	$(1)	$—	$—	$—	$—	$—

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(79)	$—	$(80)	$(45)	$(36)	$—	$(3)	$—
Regulatory liabilities, net increase (decrease)	$27	$—	$—	$—	$—	$—	$19	$(5)
Accumulated other comprehensive (income) loss
Amortization of prior year actuarial gain	$1	$—	$—	$—	$—	$—	$—	$—
Net amount recognized in accumulated other comprehensive income	$1	$—	$—	$—	$—	$—	$—	$—
Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$437	$112	$168	$95	$69	$20	$30	$21
Service cost	2	1	—	—	—	—	—	—
Interest cost	22	5	9	5	4	1	1	1
Plan participants' contributions	4	1	1	1	1	—	—	—
Actuarial (gains) losses	(10)	(2)	(10)	(6)	(4)	1	(1)	1
Transfers	(50)	(34)	—	—	—	—	—	(6)
Benefits paid	(58)	(14)	(22)	(11)	(10)	(3)	(6)	(2)
Accumulated post-retirement benefit obligation at measurement date	$347	$69	$146	$84	$60	$19	$24	$15
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$162	$105	$—	$(2)	$(2)	$7	$3	$31
401(h) asset transfers	—	(8)	—	—	—	—	—	—
Actual return on plan assets	19	8	—	—	—	1	—	4
Benefits paid	(58)	(14)	(22)	(11)	(10)	(3)	(6)	(2)
Transfers	(13)	4	—	—	—	—	—	(7)
Employer contributions	42	6	20	11	10	2	6	1
Plan participants' contributions	4	1	1	1	1	—	—	—
Plan assets at measurement date	$156	$102	$(1)	$(1)	$(1)	$7	$3	$27
Funded status of plan	$(191)	$33	$(147)	$(85)	$(61)	$(12)	$(21)	$12

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$625	$149	$263	$147	$112	$25	$54	$27
Service cost	3	1	—	—	—	—	—	—
Interest cost	17	4	7	4	3	1	1	1
Plan participants' contributions	11	2	4	2	2	1	1	—
Actuarial gains	(80)	(17)	(43)	(27)	(16)	(3)	(1)	(5)
Plan amendments	(71)	(11)	(37)	(18)	(19)	—	(17)	—
Benefits paid	(68)	(16)	(26)	(13)	(13)	(4)	(8)	(2)
Accumulated post-retirement benefit obligation at measurement date	$437	$112	$168	$95	$69	$20	$30	$21
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$211	$135	$(1)	$(2)	$(2)	$9	$6	$39
Actual return on plan assets	(31)	(19)	—	—	—	(2)	—	(7)
Benefits paid	(68)	(16)	(26)	(13)	(13)	(4)	(8)	(2)
Employer contributions	39	3	23	11	11	3	4	1
Plan participants' contributions	11	2	4	2	2	1	1	—
Plan assets at measurement date	$162	$105	$—	$(2)	$(2)	$7	$3	$31
Funded status of plan	$(275)	$(7)	$(168)	$(97)	$(71)	$(13)	$(27)	$10
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit	$—	$61	$—	$—	$—	$1	$—	$12
Current post-retirement liability(a)	12	3	5	3	2	1	—	—
Noncurrent post-retirement liability(b)	179	25	142	82	59	12	21	—
Net liability (asset) recognized	$191	$(33)	$147	$85	$61	$12	$21	$(12)
Regulatory assets	$123	$79	$39	$29	$11	$2	$23	$1
Regulatory liabilities	$230	$106	$—	$—	$—	$17	$74	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Net actuarial gain	(13)	—	(1)	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(10)	$—	$(1)	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit	$—	$—	$—	$—	$—	$1	$—	$10
Current post-retirement liability(a)	9	—	5	3	2	2	—	—
Noncurrent post-retirement liability(b)	266	7	163	94	69	12	27	—
Net liability (asset) recognized	$275	$7	$168	$97	$71	$13	$27	$(10)
Regulatory assets	$50	$—	$46	$34	$11	$4	$25	$—
Regulatory liabilities	$189	$44	$—	$—	$—	$21	$82	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial gain	(13)	—	—	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(11)	$—	$—	$—	$—	$—	$—	$—
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
The average remaining service period of active covered employees is seven years for Duke Energy, Duke Energy Carolinas and Duke Energy Florida, six years for Duke Energy Ohio, Duke Energy Indiana and Piedmont and five years for Progress Energy and Duke Energy Progress.
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2023			2022	2021
Benefit Obligations
Discount rate			5.40%	5.60%	2.90%
Net Periodic Benefit Cost
Discount rate			5.60%	2.90%	2.60%
Expected long-term rate of return on plan assets	6.50%	–	8.25%	6.50%	6.50%
Assumed Health Care Cost Trend Rate

	December 31,
	2023	2022
Health care cost trend rate assumed for next year – pre-65 trend	6.50%	6.50%
Health care cost trend rate assumed for next year – post-65 trend	—%	6.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2031-2032	2030-2032

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2024	$57	$14	$18	$11	$8	$3	$4	$2
2025	47	11	17	10	7	3	3	2
2026	42	10	15	9	6	3	3	2
2027	37	8	14	8	6	2	3	2
2028	34	7	13	8	5	2	2	2
2029-2033	124	23	55	32	23	7	8	7
PLAN ASSETS
Description and Allocations
Duke Energy Corporation Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Corporation Master Retirement Trust. Approximately 98% of the Duke Energy Corporation Master Retirement Trust assets were allocated to qualified pension plans and approximately 2% were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2023, and 2022. The investment objective of the Duke Energy Corporation Master Retirement Trust is to invest in a diverse portfolio of assets that is expected to generate positive surplus return over time (i.e., asset growth greater than liability growth) subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2023, Duke Energy assumes qualified pension and other post-retirement plan assets will generate a long-term rate of return of 8.50% for the RCBP pension and RCBP 401(h) account assets and 7.00% for the DELPP pension and DELPP 401(h) account assets. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan. Return seeking debt securities, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
Effective January 1, 2024, the target asset allocation for the RCBP assets is 35% liability hedging and 65% return-seeking assets and the target asset allocation for the DELPP assets is 80% liability hedging assets and 20% return-seeking assets. Duke Energy periodically reviews its asset allocation targets, and over time, as the funded status of the benefit plans increase, the level of asset risk relative to plan liabilities may be reduced to better manage Duke Energy's benefit plan liabilities and reduce funded status volatility.
The Duke Energy Corporation Master Retirement Trust is authorized to engage in the lending of certain plan assets. Securities lending is an investment management enhancement that utilizes certain existing securities of the Duke Energy Corporation Master Retirement Trust to earn additional income. Securities lending involves the loaning of securities to approved parties. In return for the loaned securities, the Duke Energy Corporation Master Retirement Trust receives collateral in the form of cash and securities as a safeguard against possible default of any borrower on the return of the loan under terms that permit the Duke Energy Corporation Master Retirement Trust to sell the securities. The Duke Energy Corporation Master Retirement Trust mitigates credit risk associated with securities lending arrangements by monitoring the fair value of the securities loaned, with additional collateral obtained or refunded as necessary. Effective December 31, 2023, the Duke Energy Corporation Master Retirement Trust discontinued lending plan assets. The fair value of securities on loan was approximately $2 million and $390 million at December 31, 2023, and 2022, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned at December 31, 2023, and 2022, respectively. Securities lending income earned by the Duke Energy Corporation Master Retirement Trust was immaterial for the years ended December 31, 2023, 2022 and 2021, respectively.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Corporation Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.
The following table includes the target asset allocations by asset class at December 31, 2023, and the actual asset allocations for the RCBP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2023	2022
Global equity securities	45%	45%	49%
Global private equity securities	2%	2%	2%
Debt securities	35%	35%	30%
Return seeking debt securities	7%	6%	7%
Hedge funds	4%	4%	6%
Real estate and cash	7%	8%	6%
Total	100%	100%	100%

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following table includes the target asset allocations by asset class at December 31, 2023, and the actual asset allocations for the DELPP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2023	2022
Global equity securities	14%	14%	14%
Global private equity securities	1%	—%	—%
Debt securities	80%	79%	80%
Return seeking debt securities	2%	2%	2%
Hedge funds	1%	2%	2%
Real estate and cash	2%	3%	2%
Total	100%	100%	100%
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
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2023.

		Actual Allocation at
	Target	December 31,
	Allocation	2023	2022
U.S. equity securities	29%	30%	12%
Non-U.S. equity securities	15%	15%	5%
Real estate	5%	7%	3%
Debt securities	47%	30%	11%
Cash	4%	18%	69%
Total	100%	100%	100%
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

	December 31, 2023
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,221	$1,995	$211	$—	$15
Corporate debt securities	2,807	—	2,807	—	—
Short-term investment funds	233	—	233	—	—
Partnership interests	76	—	—	76	—
Hedge funds	164	—	—	—	164
U.S. government securities	1,571	—	1,571	—	—
Governments bonds – foreign	107	—	107	—	—
Cash	7	7	—	—	—
Government and commercial mortgage-backed securities	1	—	1	—	—
Net pending transactions and other investments	54	40	14	—	—
Total assets(a)	$7,241	$2,042	$4,944	$76	$179
(a)    Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont were allocated approximately 27%, 33%, 15%, 18%, 5%, 7% and 3%, respectively, of the Duke Energy Corporation Master Retirement Trust at December 31, 2023. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
(b)    Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy.

	December 31, 2022
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,234	$2,014	$194	$—	$26
Corporate debt securities	2,944	—	2,944	—	—
Short-term investment funds	193	1	192	—	—
Partnership interests	62	—	—	62	—
Hedge funds	209	—	—	—	209
U.S. government securities	1,254	—	1,254	—	—
Governments bonds – foreign	112	—	112	—	—
Cash	45	45	—	—	—
Government and commercial mortgage-backed securities	6	—	6	—	—
Net pending transactions and other investments	14	5	9	—	—
Total assets(a)	$7,073	$2,065	$4,711	$62	$235
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

(in millions)	2023	2022
Balance at January 1	$62	$95
Sales	(8)	(18)
Total gains and other, net	22	(8)
Transfer of Level 3 assets from other classifications	—	(7)
Balance at December 31	$76	$62

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2023
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$4	$4
Real estate	1	1
Equity securities	9	9
Debt securities	6	6
Total assets	$20	$20

	December 31, 2022
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$11	$11
Real estate	2	2
Equity securities	12	12
Debt securities	8	8
Total assets	$33	$33
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
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ended December 31,
2023	$238	$75	$62	$40	$22	$6	$13	$13
2022	246	76	65	43	22	6	12	13
2021	229	70	60	39	21	5	12	11
24. INCOME TAXES
Inflation Reduction Act
On August 16, 2022, the IRA was signed into law. Among other provisions, the IRA implemented a new 15% corporate alternative minimum tax based on GAAP net income, with certain adjustments as defined by the IRA, and clean energy-related provisions. The IRA's clean energy provisions included, among other provisions, the extension and modification of existing investment and PTCs for projects placed in service through 2024 and introduced new technology-neutral clean energy related credits beginning in 2025. In addition, the IRA created a new, zero-emission nuclear power PTC and a clean hydrogen PTC.
There were no material impacts on the results of operations, financial position, or cash flows in the periods presented for the Duke Energy Registrants as a result of the IRA being signed into law. Based on the review of the IRA provisions, future annual cash flow impacts related to the energy credits could be material to the Duke Energy Registrants. However, the majority of Duke Energy's operations are regulated and the FERC and state utility commissions will determine the regulatory treatment. We anticipate the Subsidiary Registrants will defer and expect to pass along the net financial impact associated with the IRA to customers over time. See Note 4 for further details on the IRA as it relates to Duke Energy Florida. Duke Energy will continue to assess the IRA as new information and anticipated guidance from the U.S. Department of the Treasury becomes available.

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

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal(b)	$71	$173	$459	$198	$279	$(46)	$10	$44
State	1	22	38	4	71	(3)	9	3
Foreign	3	—	—	—	—	—	—	—
Total current income taxes	75	195	497	202	350	(49)	19	47
Deferred income taxes
Federal	319	(43)	(154)	(69)	(89)	111	77	25
State	53	(7)	38	19	—	1	14	12
Total deferred income taxes(a)	372	(50)	(116)	(50)	(89)	112	91	37
ITC amortization	(9)	(4)	(4)	(3)	—	—	—	—
Income tax expense from continuing operations	438	141	377	149	261	63	110	84
Tax benefit from discontinued operations	(359)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$79	$141	$377	$149	$261	$63	$110	$84
(a)     Total deferred income taxes includes the utilization of NOL carryforwards and tax credit carryforwards of $214 million at Duke Energy and $54 million at Duke Energy Indiana. In addition, total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $2 million at Duke Energy Carolinas, $116 million at Progress Energy, $59 million at Duke Energy Progress, $5 million at Duke Energy Florida, $22 million at Duke Energy Ohio, and $15 million at Piedmont.
(b)    Total current federal income tax at Duke Energy includes corporate alternative minimum tax, net of tax credit utilization, of $69 million. In addition, under the IRA transferability provision, Progress Energy elected to sell $28 million of PTCs generated by Duke Energy Florida. Cash received and paid related to the transfer of tax credits is included in Cash paid for (received from) income taxes on the Consolidated Statements of Cash Flows.

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$1	$(71)	$(13)	$37	$(37)	$(2)	$38	$32
State	(8)	(13)	(3)	—	(23)	1	2	2
Foreign	4	—	—	—	—	—	—	—
Total current income taxes	(3)	(84)	(16)	37	(60)	(1)	40	34
Deferred income taxes
Federal	328	230	310	118	201	(22)	(63)	12
State	(14)	(16)	59	7	84	3	—	(7)
Total deferred income taxes(a)	314	214	369	125	285	(19)	(63)	5
ITC amortization	(11)	(4)	(5)	(4)	—	(1)	(1)	—
Income tax expense from continuing operations	300	126	348	158	225	(21)	(24)	39
Tax benefit from discontinued operations	(503)	—	—	—	—	—	—	—
Total income tax (benefit) expense included in Consolidated Statements of Operations	$(203)	$126	$348	$158	$225	$(21)	$(24)	$39
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
(a)    Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $32 million at Duke Energy Carolinas, $8 million at Duke Energy Indiana, and $3 million at Piedmont. In addition, total deferred income taxes includes utilization of NOL carryforwards and tax credit carryforwards of $250 million at Duke Energy, $95 million at Progress Energy, $14 million at Duke Energy Progress, $64 million at Duke Energy Florida and $2 million at Duke Energy Ohio.
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2023	2022	2021
Domestic	$4,700	$3,991	$3,947
Foreign	67	87	44
Income from continuing operations before income taxes	$4,767	$4,078	$3,991

FINANCIAL STATEMENTS	INCOME TAXES
Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$1,001	$338	$490	$241	$268	$83	$128	$97
State income tax, net of federal income tax effect	43	12	60	18	56	(2)	18	12
Amortization of EDIT	(388)	(197)	(114)	(91)	(23)	(22)	(33)	(20)
AFUDC equity income	(41)	(19)	(14)	(11)	(3)	(2)	(2)	(4)
AFUDC equity depreciation	37	18	13	6	7	2	4	—
Tax credits(b)	(63)	(11)	(46)	(7)	(39)	(2)	(2)	(1)
Interest on company-owned life insurance(a)	(114)	—	—	—	—	—	—	—
Other items, net	(37)	—	(12)	(7)	(5)	6	(3)	—
Income tax expense from continuing operations	$438	$141	$377	$149	$261	$63	$110	$84
Effective tax rate	9.2%	8.8%	16.2%	13.0%	20.4%	15.9%	18.1%	18.1%
(a)     During 2023, the Company evaluated the deductibility of certain items spanning periods currently open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable federal adjustment of approximately $114 million and a favorable state adjustment of approximately $6 million. The favorable state adjustment is included in State income tax, net of federal income tax effect, in the above table.
(b)    Tax credits at Progress Energy and Duke Energy Florida include $28 million of certain eligible PTCs, net of discount, that were elected to be sold in 2023 under the transferability provisions of the IRA. Cash received and paid related to the transfer of tax credits is included in Cash paid for (received from) income taxes on the Consolidated Statements of Cash Flows.

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$856	$362	$457	$245	$238	$59	$24	$76
State income tax, net of federal income tax effect	(17)	(23)	44	6	48	3	2	(4)
Amortization of EDIT	(481)	(195)	(133)	(74)	(59)	(79)	(48)	(23)
AFUDC equity income	(41)	(20)	(14)	(11)	(3)	(1)	(2)	(2)
AFUDC equity depreciation	36	18	12	6	6	1	4	—
Other tax credits	(43)	(12)	(16)	(9)	(7)	(2)	(3)	(8)
Other items, net	(10)	(4)	(2)	(5)	2	(2)	(1)	—
Income tax expense (benefit) from continuing operations	$300	$126	$348	$158	$225	$(21)	$(24)	$39
Effective tax rate	7.4%	7.3%	16.0%	13.6%	19.8%	(7.5)%	(21.2)%	10.8%

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$838	$291	$384	$224	$194	$49	$123	$71
State income tax, net of federal income tax effect	1	(44)	34	(14)	47	2	18	(8)
Amortization of EDIT	(438)	(184)	(174)	(120)	(54)	(22)	(34)	(25)
AFUDC equity income	(34)	(14)	(11)	(7)	(3)	(2)	(4)	(4)
AFUDC equity depreciation	35	18	10	5	5	2	5	—
Other tax credits	(30)	(12)	(11)	(8)	(3)	(1)	(2)	(4)
Valuation allowance(a)	(85)	—	—	—	—	—	—	—
Other items, net	(19)	(4)	(5)	(5)	1	2	1	—
Income tax expense from continuing operations	$268	$51	$227	$75	$187	$30	$107	$30
Effective tax rate	6.7%	3.7%	12.4%	7.0%	20.2%	12.8%	18.2%	8.8%
(a)    In 2021, the Company recognized a federal capital gain in the amount of $426 million. As a result, a valuation allowance of $85 million related to a federal capital loss carryforward was released. This valuation allowance was originally recorded as a result of the 2019 sale of minority interest of certain renewable assets within the Commercial Renewables Disposal Groups.
Valuation allowances have been established for certain state NOL carryforwards and state income tax credits that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in state income tax, net of federal income tax effect, in the above tables.
DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$327	$194	$77	$21	$56	$13	$18	$42
Lease obligations	418	86	256	179	77	4	15	3
Pension, post-retirement and other employee benefits	65	(41)	(22)	(1)	(25)	5	2	(5)
Progress Energy merger purchase accounting adjustments(a)	260	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,489	445	686	230	425	44	154	50
Regulatory liabilities and deferred credits	—	—	—	—	—	—	47	—
Investments and other assets	—	—	—	—	—	—	1	—
Other	102	29	22	12	8	5	5	9
Valuation allowance	(544)	—	—	—	—	—	—	—
Total deferred income tax assets	5,117	713	1,019	441	541	71	242	99
Investments and other assets	(1,812)	(1,213)	(596)	(520)	(91)	—	—	(37)
Accelerated depreciation rates	(11,969)	(3,411)	(4,557)	(1,823)	(2,778)	(1,314)	(1,678)	(944)
Regulatory assets and deferred debits, net	(1,892)	(468)	(1,063)	(658)	(405)	(29)	—	(51)
Total deferred income tax liabilities	(15,673)	(5,092)	(6,216)	(3,001)	(3,274)	(1,343)	(1,678)	(1,032)
Net deferred income tax liabilities	$(10,556)	$(4,379)	$(5,197)	$(2,560)	$(2,733)	$(1,272)	$(1,436)	$(933)
(a)    Primarily related to lease obligations and debt fair value adjustments.

FINANCIAL STATEMENTS	INCOME TAXES
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2023
(in millions)	Amount	Expiration Year
General Business Credits	$2,388	2029	—	2043
Foreign Tax Credits(d)	1,155	2024	—	2028
State Carryforwards and Credits(b) (e)	390	2024	—	Indefinite
Corporate AMT Credits	278			Indefinite
Federal Capital Loss(f)	73	2027	—	2028
Federal NOL carryforwards(a) (e)	193	2024	—	Indefinite
Foreign NOL carryforwards(c)	12	2027	—	2038
Total tax credits and NOL carryforwards	$4,489
(a)    A valuation allowance of $4 million has been recorded on the Federal NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)    A valuation allowance of $110 million has been recorded on the state NOL and attribute carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(c)    A valuation allowance of $12 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(d)    A valuation allowance of $389 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.
(e)    Indefinite carryforward for Federal NOLs, and NOLs for states that have adopted the Tax Act's NOL provisions, generated in tax years beginning after December 31, 2017.
(f)    A valuation allowance of $29 million has been recorded on the Federal Capital Loss, as presented in the Net Deferred Income Tax Liability Components table.

	December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$348	$170	$117	$33	$83	$12	$23	$24
Lease obligations	405	89	263	197	65	4	15	3
Pension, post-retirement and other employee benefits	192	(1)	12	18	(10)	9	10	(2)
Progress Energy merger purchase accounting adjustments(a)	301	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,426	444	618	167	412	20	208	37
Regulatory liabilities and deferred credits	—	—	—	—	—	3	61	—
Investments and other assets	—	—	—	—	—	3	—	—
Other	106	18	22	12	10	5	2	9
Valuation allowance	(519)	—	—	—	—	—	—	—
Total deferred income tax assets	5,259	720	1,032	427	560	56	319	71
Investments and other assets	(1,671)	(983)	(521)	(432)	(102)	—	(12)	(28)
Accelerated depreciation rates	(11,478)	(3,410)	(4,358)	(1,844)	(2,576)	(1,192)	(1,606)	(892)
Regulatory assets and deferred debits, net	(2,074)	(480)	(1,300)	(628)	(671)	—	—	(21)
Total deferred income tax liabilities	(15,223)	(4,873)	(6,179)	(2,904)	(3,349)	(1,192)	(1,618)	(941)
Net deferred income tax liabilities	$(9,964)	$(4,153)	$(5,147)	$(2,477)	$(2,789)	$(1,136)	$(1,299)	$(870)
(a)    Primarily related to lease obligations and debt fair value adjustments.

FINANCIAL STATEMENTS	INCOME TAXES
UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$65	$17	$19	$13	$5	$1	$2	$9
Gross decreases – tax positions in prior periods	(15)	—	—	—	—	—	—	—
Gross increases – current period tax positions	12	4	5	5	1	1	1	2
Total changes	(3)	4	5	5	1	1	1	2
Unrecognized tax benefits – December 31	$62	$21	$24	$18	$6	$2	$3	$11

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$51	$13	$15	$10	$4	$1	$2	$4
Gross increases – current period tax positions	14	4	4	3	1	—	—	5
Total changes	14	4	4	3	1	—	—	5
Unrecognized tax benefits – December 31	$65	$17	$19	$13	$5	$1	$2	$9

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$125	$10	$10	$6	$3	$1	$1	$1
Gross decreases – tax positions in prior periods(a)	(86)	—	—	—	—	—	—	—
Gross increases – current period tax positions	12	3	5	4	1	—	1	3
Total changes	(74)	3	5	4	1	—	1	3
Unrecognized tax benefits – December 31	$51	$13	$15	$10	$4	$1	$2	$4
(a)    In 2021, the Company recognized a federal capital gain in the amount of $426 million. As a result of the capital gain, a previously recorded unrecognized tax benefit related to the character of a taxable loss has been reversed. See note (a) under the Statutory Rate Reconciliation table for more details.
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2023. None of Duke Energy Registrants anticipates a material increase or decrease in unrecognized tax benefits within the next 12 months.

December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$57	$20	$22	$16	$6	$2	$3	$10
(a)    The Duke Energy Registrants are unable to estimate the specific amounts that would affect the ETR versus the regulatory liability.
Duke Energy and its subsidiaries are no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2018, aside from certain tax attributes carried forward for utilization in future years.

FINANCIAL STATEMENTS	OTHER INCOME AND EXPENSES, NET
25. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$29	$10	$14	$9	$7	$25	$25	$19
AFUDC equity	198	91	67	52	15	9	10	21
Post-in-service equity returns	39	19	19	19	—	1	—	—
Nonoperating income, other	332	118	101	44	56	6	41	17
Other income and expense, net	$598	$238	$201	$124	$78	$41	$76	$57

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$27	$2	$24	$4	$20	$11	$15	$19
AFUDC equity	197	98	68	52	16	7	13	11
Post-in-service equity returns	34	14	18	18	—	1	1	—
Nonoperating income, other	134	107	71	40	38	—	7	16
Other income and expense, net	$392	$221	$181	$114	$74	$19	$36	$46

	Year Ended December 31, 2021
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$13	$4	$8	$6	$2	$4	$6	$19
AFUDC equity	171	65	51	34	16	7	27	20
Post-in-service equity returns	39	21	16	16	—	1	1	—
Nonoperating income, other	413	180	140	87	53	6	8	16
Other income and expense, net	$636	$270	$215	$143	$71	$18	$42	$55
26. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities, and asset retirement obligations, see Notes 4, 5, 7 and 10, respectively.

FINANCIAL STATEMENTS	QUARTERLY FINANCIAL DATA (UNAUDITED)
27. QUARTERLY FINANCIAL DATA (UNAUDITED)
DUKE ENERGY
Quarterly EPS amounts may not sum to the full-year total due to changes in the weighted average number of common shares outstanding and rounding.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
2023
Operating revenues	$7,276	$6,578	$7,994	$7,212	$29,060
Operating income	1,674	1,430	2,111	1,855	7,070
Income from continuing operations	970	751	1,473	1,135	4,329
Loss from discontinued operations, net of tax	(209)	(955)	(152)	(139)	(1,455)
Net income (loss)	761	(204)	1,321	996	2,874
Net income (loss) available to Duke Energy Corporation common stockholders	765	(234)	1,213	991	2,735
Earnings per share:
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and diluted	$1.20	$0.91	$1.83	$1.41	$5.35
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and diluted	$(0.19)	$(1.23)	$(0.24)	$(0.14)	$(1.81)
Net income (loss) available to Duke Energy Corporation common stockholders
Basic and diluted	$1.01	$(0.32)	$1.59	$1.27	$3.54
2022
Operating revenues	$7,011	$6,564	$7,842	$7,351	$28,768
Operating income	1,314	1,448	2,056	1,194	6,012
Income from continuing operations	835	898	1,410	635	3,778
(Loss) Income from discontinued operations, net of tax	(15)	(18)	3	(1,293)	(1,323)
Net income (loss)	820	880	1,413	(658)	2,455
Net income (loss) available to Duke Energy Corporation common stockholders	818	893	1,383	(650)	2,444
Earnings per share:
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and diluted	$1.06	$1.11	$1.78	$0.80	$4.74
Income (Loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and diluted	$0.02	$0.03	$0.03	$(1.66)	$(1.57)
Net income (loss) available to Duke Energy Corporation common stockholders
Basic and diluted	$1.08	$1.14	$1.81	$(0.86)	$3.17

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2023, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2023.
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

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 23, 2024

OTHER INFORMATION
ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2023, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,586,377	(2)	n/a	14,990,958	(3)
Equity compensation plans not approved by security holders	104,831	(4)	n/a	n/a	(5)
Total	3,691,208		n/a	14,990,958
(1)    As of December 31, 2023, no options were outstanding under equity compensation plans.
(2)    Includes RSUs and performance shares (assuming the maximum payout level) granted under the Duke Energy Corporation 2015 Long-Term Incentive Plan or the Duke Energy Corporation 2023 Long-Term Incentive Plan, as well as shares that could be payable with respect to certain compensation deferred under the Duke Energy Corporation Executive Savings Plan (Executive Savings Plan) or the Directors’ Savings Plan.
(3)    Includes shares remaining available for issuance pursuant to stock awards under the Duke Energy Corporation 2023 Long-Term Incentive Plan. The Duke Energy Corporation 2015 Long-Term Incentive Plan is no longer available for the grant of additional stock awards.
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

OTHER INFORMATION
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2023 and 2022.

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$14.0	$3.3	$5.0	$2.5	$2.5	$2.1	$1.8	$1.4
Audit-Related Fees(b)	0.5	0.1	0.2	0.1	0.1	0.2	—	—
Total Fees	$14.5	$3.4	$5.2	$2.6	$2.6	$2.3	$1.8	$1.4

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$13.7	$3.2	$4.9	$2.5	$2.4	$2.0	$1.8	$1.3
Audit-Related Fees(b)	1.7	0.1	0.2	0.1	0.1	0.2	—	—
Total Fees	$15.4	$3.3	$5.1	$2.6	$2.5	$2.2	$1.8	$1.3
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
To safeguard the continued independence of the independent auditor, the Audit Committee of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2023 and 2022 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

EXHIBITS

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Consolidated Financial Statements and Supplemental Schedules included in Part II of this Annual Report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021
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
3.2
Amended and Restated By-Laws of Duke Energy Corporation, effective as of December 14, 2023 (incorporated by reference to Exhibit 3.1 to Duke Energy Corporation's Current Report on Form 8-K filed on December 19, 2023, File No. 1-32853).
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
4.1.30
Thirtieth Supplemental Indenture, dated as of September 8, 2023, to the Indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes included therein (incorporated by reference to exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2023, File No. 1-32853).

X
4.2
Indenture, dated as of April 6, 2023, by and between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note included therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 6, 2023, File No. 1-32853).
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
4.4.19
Ninety-ninth Supplemental Indenture, dated as of November 14, 2017 (incorporated by reference to Exhibit 4.1 to Duke Energy Carolinas, LLC Current Report on Form 8-K filed on November 14, 2017, File No. 1-4928).
X
4.4.20	One Hundredth Supplemental Indenture, dated as of March 1, 2018 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 1, 2018, File No. 1-4928).		X
4.4.21
One-Hundred and Second Supplemental Indenture, dated as of August 14, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on August 14, 2019, File No. 1-4928).
X
4.4.22
One-Hundred and Third Supplemental Indenture, dated as of January 8, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on January 8, 2020, File No. 1-4928).
X
4.4.23
One-Hundred and Fourth Supplemental Indenture, dated as of January 8, 2020 (incorporated by reference to Exhibit 4.3 to registrant's Current Report on Form 8-K filed on January 8, 2020, File No. 1-4928).
X
4.4.24	One-Hundred and Fifth Supplemental Indenture, dated as of April 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 1, 2021, File No. 1-4928).		X
4.4.25
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
X
4.4.26
One-Hundred and Seventh Supplemental Indenture, dated as of January 6, 2023, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on January 6, 2023, File No. 1-04928).

X
4.4.27
One-Hundred and Eighth Supplemental Indenture, dated as of June 15, 2023, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on June 15, 2023, File No. 1-04928).

X
4.4.28
One-Hundred and Ninth Supplemental Indenture, dated as of June 15, 2023, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to registrant’s Current Report on Form 8-K filed on June 15, 2023, File No. 1-04928).
X
4.5	Mortgage and Deed of Trust between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (formerly Irving Trust Company) and Frederick G. Herbst (Tina D. Gonzalez, successor), as Trustees, dated as of May 1, 1940.				X
4.5.1	First through Fifth Supplemental Indentures thereto (incorporated by reference to Exhibit 2(b), File No. 2-64189).				X
4.5.2	Sixth Supplemental Indenture dated April 1, 1960 (incorporated by reference to Exhibit 2(b)-5, File No. 2-16210).				X
4.5.3	Seventh Supplemental Indenture dated November 1, 1961 (incorporated by reference to Exhibit 2(b)-6, File No. 2-16210).				X
4.5.4	Eighth Supplemental Indenture dated July 1, 1964 (incorporated by reference to Exhibit 4(b)-8, File No. 2-19118).				X
4.5.5	Ninth Supplemental Indenture dated April 1, 1966 (incorporated by reference to Exhibit 4(b)-2, File No. 2-22439).				X
4.5.6	Tenth Supplemental Indenture dated October 1, 1967 (incorporated by reference to Exhibit 4(b)-2, File No. 2-24624).				X
4.5.7	Eleventh Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 2(c), File No. 2-27297).				X
4.5.8	Twelfth Supplemental Indenture dated January 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-30172).				X
4.5.9	Thirteenth Supplemental Indenture dated August 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-35694).				X
4.5.10	Fourteenth Supplemental Indenture dated January 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-37505).				X
4.5.11	Fifteenth Supplemental Indenture dated October 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-39002).				X
4.5.12	Sixteenth Supplemental Indenture dated May 1, 1972 (incorporated by reference to Exhibit 2(c), File No. 2-41738).				X
4.5.13	Seventeenth Supplemental Indenture dated November 1, 1973 (incorporated by reference to Exhibit 2(c), File No. 2-43439).				X
4.5.14	Eighteenth Supplemental Indenture dated (incorporated by reference to Exhibit 2(c), File No. 2-47751).				X
4.5.15	Nineteenth Supplemental Indenture dated May 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-49347).				X
4.5.16	Twentieth Supplemental Indenture dated December 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-53113).				X
4.5.17	Twenty-first Supplemental Indenture dated April 15, 1975 (incorporated by reference to Exhibit 2(d), File No. 2-53113).				X
4.5.18	Twenty-second Supplemental Indenture dated October 1, 1977 (incorporated by reference to Exhibit 2(c), File No. 2-59511).				X
4.5.19	Twenty-third Supplemental Indenture dated June 1, 1978 (incorporated by reference to Exhibit 2(c), File No. 2-61611).				X
4.5.20	Twenty-fourth Supplemental Indenture dated May 15, 1979 (incorporated by reference to Exhibit 2(d), File No. 2-64189).				X
4.5.21	Twenty-fifth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-65514).				X
4.5.22	Twenty-sixth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-66851).				X
4.5.23	Twenty-seventh Supplemental Indenture dated April 1, 1980 (incorporated by reference to Exhibit 2 (d), File No. 2-66851).				X
4.5.24	Twenty-eighth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-1, File No. 2-81299).				X
4.5.25	Twenty-ninth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-2, File No. 2-81299).				X
4.5.26	Thirtieth Supplemental Indenture dated December 1, 1982 (incorporated by reference to Exhibit 4(b)- 3, File No. 2-81299).				X
4.5.27	Thirty-first Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-1, File No. 2-95505).				X
4.5.28	Thirty-second Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-2, File No. 2-95505).				X
4.5.29	Thirty-third Supplemental Indenture dated December 1, 1983 (incorporated by reference to Exhibit 4(c)-3, File No. 2-95505).				X
4.5.30	Thirty-fourth Supplemental Indenture dated December 15, 1983 (incorporated by reference to Exhibit 4(c)-4, File No. 2-95505).				X
4.5.31	Thirty-fifth Supplemental Indenture dated April 1, 1984 (incorporated by reference to Exhibit 4(c)-5, File No. 2-95505).				X
4.5.32	Thirty-sixth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-6, File No. 2-95505).				X
4.5.33	Thirty-seventh Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-7, File No. 2-95505).				X
4.5.34	Thirty-eighth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)- 8, File No. 2-95505).				X
4.5.35	Thirty-ninth Supplemental Indenture dated April 1, 1985 (incorporated by reference to Exhibit 4(b), File No. 33-25560).				X
4.5.36	Fortieth Supplemental Indenture dated October 1, 1985 (incorporated by reference to Exhibit 4(c), File No. 33-25560).				X
4.5.37	Forty-first Supplemental Indenture dated March 1, 1986 (incorporated by reference to Exhibit 4(d), File No. 33-25560).				X
4.5.38	Forty-second Supplemental Indenture dated July 1, 1986 (incorporated by reference to Exhibit 4(e), File No. 33-25560).				X
4.5.39	Forty-third Supplemental Indenture dated January 1, 1987 (incorporated by reference to Exhibit 4(f), File No. 33-25560).				X
4.5.40	Forty-fourth Supplemental Indenture dated December 1, 1987 (incorporated by reference to Exhibit 4(g), File No. 33-25560).				X
4.5.41	Forty-fifth Supplemental Indenture dated September 1, 1988 (incorporated by reference to Exhibit 4(h), File No. 33-25560).				X
4.5.42	Forty-sixth Supplemental Indenture dated April 1, 1989 (incorporated by reference to Exhibit 4(b), File No. 33-33431).				X
4.5.43	Forty-seventh Supplemental Indenture dated August 1, 1989 (incorporated by reference to Exhibit 4(c), File No. 33-33431).				X
4.5.44	Forty-eighth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(b), File No. 33-38298).				X
4.5.45	Forty-ninth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(c), File No. 33-38298).				X
4.5.46	Fiftieth Supplemental Indenture dated February 15, 1991 (incorporated by reference to Exhibit 4(h), File No. 33-42869).				X
4.5.47	Fifty-first Supplemental Indenture dated April 1, 1991 (incorporated by reference to Exhibit 4(i), File No. 33-42869).				X
4.5.48	Fifty-second Supplemental Indenture dated September 15, 1991(incorporated by reference to Exhibit 4(e), File No. 33-48607).				X
4.5.49	Fifty-third Supplemental Indenture dated January 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-48607).				X
4.5.50	Fifty-fourth Supplemental Indenture dated April 15, 1992 (incorporated by reference to Exhibit 4 (g), File No. 33-48607).				X
4.5.51	Fifty-fifth Supplemental Indenture dated July 1, 1992 (incorporated by reference to Exhibit 4(e), File No. 33-55060).				X
4.5.52	Fifty-sixth Supplemental Indenture dated October 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-55060).				X
4.5.53	Fifty-seventh Supplemental Indenture dated February 1, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-60014).				X
4.5.54	Fifty-eighth Supplemental Indenture dated March 1, 1993 (incorporated by reference to Exhibit 4(f), File No. 33-60014).				X
4.5.55	Fifty-ninth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.5.56	Sixtieth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.5.57	Sixty-first Supplemental Indenture dated August 15, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-50597).				X
4.5.58	Sixty-second Supplemental Indenture dated January 15, 1994 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Current Report on Form 8-K dated January 19, 1994, File No. 1-3382).				X
4.5.59	Sixty-third Supplemental Indenture dated May 1, 1994 (incorporated by reference to Exhibit 4(f) for Duke Energy Progress’ Form S-3, File No. 033-57835).				X
4.5.60	Sixty-fourth Supplemental Indenture dated August 15, 1997 (incorporated by reference to Exhibit to Duke Energy Progress’ Current Report on Form 8-K dated August 26, 1997, File No. 1-3382).				X
4.5.61
Sixty-fifth Supplemental Indenture dated April 1, 1998 (incorporated by reference to Exhibit 4(b) for Duke Energy Progress’ Registration Statement on Form S-3 filed December 18, 1998, File No. 333-69237).
X
4.5.62	Sixty-sixth Supplemental Indenture dated March 1, 1999 (incorporated by reference to Exhibit 4(c) to Duke Energy Progress’ Current Report on Form 8-K filed on March 19, 1999, File No. 1-3382).				X
4.5.63
Form of Carolina Power & Light Company First Mortgage Bond, 6.80% Series Due August 15, 2007 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Form 10-Q for the period ended September 30, 1998, File No. 1-3382).
X
4.5.64	Sixty-eighth Supplemental Indenture dated April 1, 2000 (incorporated by reference to Exhibit No. 4(b) to Duke Energy Progress’ Current Report on Form 8-K filed on April 20, 2000, File No. 1-3382).				X
4.5.65
Sixty-ninth Supplemental Indenture dated June 1, 2000 (incorporated by reference to Exhibit No. 4b(2) to Duke Energy Progress’ Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001, File No. 1-3382).
X
4.5.66
Seventieth Supplemental Indenture dated July 1, 2000 (incorporated by reference to Exhibit 4b(3) to Duke Energy Progress’ Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001, File No. 1-3382).
X
4.5.67
Seventy-first Supplemental Indenture dated February 1, 2002 (incorporated by reference to Exhibit 4b(2) to Duke Energy Progress’ Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002, File No. 1-3382 and 1-15929).
X
4.5.68
Seventy-second Supplemental Indenture, dated as of September 1, 2003 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 12, 2003, File No. 1-3382).
X
4.5.69
Seventy-third Supplemental Indenture, dated as of March 1, 2005 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 22, 2005, File No. 1-3382).
X
4.5.70
Seventy-fourth Supplemental Indenture, dated as of November 1, 2005 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on November 30, 2005, File No. 1-3382).
X
4.5.71
Seventy-fifth Supplemental Indenture, dated as of March 1, 2008 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 13, 2008, File No. 1-3382).
X
4.5.72
Seventy-sixth Supplemental Indenture, dated as of January 1, 2009 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on January 15, 2009, File No. 1-3382).
X
4.5.73
Seventy-seventh Supplemental Indenture, dated as of June 18, 2009 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on June 23, 2009, File No. 1-3382).
X
4.5.74
Seventy-eighth Supplemental Indenture, dated as of September 1, 2011 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on September 15, 2011, File No. 1-3382).
X
4.5.75
Seventy-ninth Supplemental Indenture, dated as of May 1, 2012 (incorporated by reference to Exhibit 4 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on May 18, 2012, File No. 1-3382).
X
4.5.76
Eightieth Supplemental Indenture, dated as of March 1, 2013 (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s (formerly Carolina Power & Light Company (d/b/a Progress Energy Carolinas, Inc.)) Current Report on Form 8-K filed on March 12, 2013, File No. 1-3382).
X
4.5.77
Eighty-second Supplemental Indenture, dated as of March 1, 2014, between Duke Energy Progress, Inc. and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on March 6, 2014, File No. 1-3382).
X
4.5.78
Eighty-third Supplemental Indenture, dated as of November 1, 2014, between Duke Energy Progress, Inc. and The Bank of New York Mellon (formerly Irving Trust Company) and Tina D. Gonzalez (successor to Frederick G. Herbst) and forms of global notes (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, Inc.'s Current Report on Form 8-K filed on November 20, 2014, File No. 1-3382).
X
4.5.79
Eighty-fifth Supplemental Indenture, dated as of August 1, 2015 (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, LLC's Current Report on Form 8-K filed on August 13, 2015, File No. 1-3382).
X
4.5.80	Eighty-sixth Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-15929).				X
4.5.81	Eighty-seventh Supplemental Indenture, dated as of September 1, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2017, File No. 1-3382).				X
4.5.82	Eighty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 7, 2019, File no. 1-3382).				X
4.5.83	Ninetieth Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
4.5.84	Ninety-first Supplemental Indenture, dated as of August 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2021, File No. 1-3382).				X
4.5.85
Ninety-second Supplemental Indenture, dated as of March 1, 2022, among the registrant, The Bank of New York Mellon (formerly Irving Trust Company) and Christie Leppert (successor to Frederick G. Herbst) and forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 17, 2022, File No. 1-3382).
X
4.5.86	Ninety-fourth Supplemental Indenture, dated as of March 1, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 9, 2023, File No. 1-3382).				X
4.5.87	First Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
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
X
4.8.16	Fifty-third Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.8.17	Fifty-fifth Supplemental Indenture, dated as of June 1, 2018 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 21, 2018, File No. 1-3274).					X
4.8.18	Fifty-sixth Supplemental Indenture, dated as of November 1, 2019 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 26, 2019, File No. 1-3274).					X
4.8.19	Fifty-seventh Supplemental Indenture, dated as of June 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 11, 2020, File No. 1-3274).					X
4.8.20	Fifty-eighth Supplemental Indenture, dated as of November 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 2, 2021, File No. 1-3274).					X
4.8.21	Fifty-ninth Supplemental Indenture, dated as of November 1, 2022 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 10, 2022, File No. 1-3274).					X
4.8.22
Sixtieth Supplemental Indenture, dated as of September 1, 2023, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee and Calculation Agent (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 29, 2023, File No. 1-3274).

X
4.8.23
Sixty-first Supplemental Indenture, dated as of November 1, 2023, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 9, 2023, File No. 1-3274).
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
X
4.9.1	First Supplemental Indenture, dated as of December 12, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 12, 2017, File No. 1-03274).					X
4.9.2	Second Supplemental Indenture, dated as of November 26, 2019 (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on November 26, 2019, File No. 1-3274).					X
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
X
4.12.3	Forty-fourth Supplemental Indenture, dated as of June 23, 2016 (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 23, 2016, File No. 1-1232).						X
4.12.4	Forty-fifth Supplemental Indenture, dated as of March 27, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 27,2017, File No. 1-01232).						X
4.12.5	Forty-sixth Supplemental Indenture, dated as of January 8, 2019 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on January 8, 2019, File No. 1-1232).						X
4.12.6	Forty-seventh Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 21, 2020, File No. 1-1232).						X
4.12.7	Forty-eighth Supplemental Indenture, dated as of March 22, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 22, 2023, File No. 1-1232).						X
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
4.133
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
X
4.14	Original Indenture (First Mortgage Bonds) between Duke Energy Indiana, LLC (formerly PSI Energy, Inc.) and Deutsche Bank National Trust Company, as Successor Trustee, dated as of September 1, 1939, (filed as an exhibit in File No. 70-258).							X
4.14.1	Tenth Supplemental Indenture, dated as of July 1, 1952, (filed as an exhibit in File No. 2-9687).							X
4.14.2	Twenty-third Supplemental Indenture, dated as of January 1, 1977, (filed as an exhibit in File No. 2-57828).							X
4.14.3	Twenty-fifth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.14.4	Twenty-sixth Supplemental Indenture, dated as of September 1, 1978, (filed as an exhibit in File No. 2-62543).							X
4.14.5	Thirtieth Supplemental Indenture, dated as of August 1, 1980, (filed as an exhibit in File No. 2-68562).							X
4.14.6	Thirty-fifth Supplemental Indenture, dated as of March 30, 1984, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-3543).							X
4.14.7	Forty-sixth Supplemental Indenture, dated as of June 1, 1990, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-3543).							X
4.14.8	Forty-seventh Supplemental Indenture, dated as of July 15, 1991, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-3543).							X
4.14.9	Forty-eighth Supplemental Indenture, dated as of July 15, 1992, (filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3543).							X
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
X
4.14.22	Sixty-eighth Supplemental Indenture, dated as of May 12, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 12, 2016, File No. 1-3543).							X
4.14.23	Sixty-ninth Supplemental Indenture, dated as of September 27, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on September 27, 2019, File No. 1-3543).							X
4.14.24	Seventieth Supplemental Indenture, dated as of March 12, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 12, 2020, File No. 1-3543).							X
4.14.25	Seventy-first Supplemental Indenture, dated as of March 23, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 23, 2023, File No. 1-3543).							X
4.15	Repayment Agreement between Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) and The Dayton Power and Light Company, dated as of December 23, 1992, (filed with registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-1232).						X
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
4.19
Contingent Value Obligation Agreement between Progress Energy, Inc. (formerly CP&L Energy, Inc.) and The Chase Manhattan Bank, as Trustee, dated as of November 30, 2000 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 1, 2000, File No. 1-3382).
X
4.20	Form of 3.47% Series A Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 29, 2012, File No. 1-06196).								X
4.21	Form of 3.57% Series B Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on March 29, 2012, File No. 1-06196).								X
4.22	Form of 4.65% Senior Notes due 2043 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 1, 2013, File No. 1-06196).								X
4.23	Form of 4.10% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on September 18, 2014, File No. 1-06196).								X
4.24	Form of 3.60% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on September 14, 2015, File No. 1-06196).								X
4.25	Form of 3.64% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on July 28, 2016, File No. 1-06196).								X
4.26	Form of 4.24% Series B Senior Notes due June 6, 2021 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).								X
4.27
Indenture, dated as of April 1, 1993, between Piedmont and The Bank of New York Mellon Trust Company, N.A. (as successor to Citibank, N.A.), Trustee (incorporated by reference to Exhibit 4.1 to registrant's Registration Statement on Form S-3 filed on May 16, 1995, File No. 33-59369).
X
4.27.1
Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-3 filed on June 19, 2003, File No. 333-106268).
X
4.27.2
Fourth Supplemental Indenture, dated as of May 6, 2011, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-3-ASR filed on July 7, 2011, File No. 333-175386).
X
4.27.3
Fifth Supplemental Indenture, dated August 1, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 1, 2013, File No. 1-06196).
X
4.27.4
Sixth Supplemental Indenture, dated September 18, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 18, 2014, File No. 1-06196).
X
4.27.5
Seventh Supplemental Indenture, dated September 14, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 14, 2015, File No. 1-06196).
X
4.27.6
Eighth Supplemental Indenture, dated July 28, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on July 28, 2016, File No. 1-06196).
X
4.27.7	Ninth Supplemental Indenture, dated as of May 24, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on May 24, 2019, File No. 1-6196).								X
4.27.8	Tenth Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 21, 2020, File No. 1-6196).								X
4.27.9	Eleventh Supplemental Indenture, dated as of March 11, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 11, 2021, File No. 1-6196).								X
4.2.710
Twelfth Supplemental Indenture dated as of May 13, 2022 between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. and form of global notes (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 13, 2022, File No. 1-6196).
X
4.27.11
Thirteenth Supplemental Indenture, dated as of June 8, 2023 between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. (incorporated by reference to exhibit 4.1 to registrant’s Current Report on Form 8-K filed on June 8, 2023, File No. 1-6196).
X
4.28	Medium-Term Note, Series A, dated as of October 6, 1993 (incorporated by reference to Exhibit 4.8 to registrant's Annual Report on Form 10-K for the year ended October 31, 1993, File No. 1-06196).								X
4.29	Medium-Term Note, Series A, dated as of September 19, 1994 (incorporated by reference to Exhibit 4.9 to registrant's Annual Report on Form 10-K for the year ended October 31, 1994, File No. 1-06196).								X
4.30
Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.2 to registrant's Current Report on Form 8-K filed on December 23, 2003, File No. 1-06196).
X
4.31	Form of Master Global Note (incorporated by reference to Exhibit 4.4 to registrant's Registration Statement on Form S-3 filed on April 30, 1997, File No. 333-26161).								X
4.32
Pricing Supplement of Medium-Term Notes, Series B, dated October 3, 1995 (incorporated by reference to Exhibit 4.10 to registrant's Annual Report on Form 10-K for the year ended October 31, 1995, File No. 1-06196).
X
4.33
Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (incorporated by reference to Exhibit 4.11 to registrant's Annual Report on Form 10-K for the year ended October 31, 1996, File No. 1-06196).
X
4.34
Pricing Supplement of Medium-Term Notes, Series C, dated September 15, 1999 (incorporated by reference to Rule 424(b)(3) Pricing Supplement to Form S-3 Registration Statement Nos. 33-59369 and 333-26161).
X
4.35
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
X
10.17**	Duke Energy Corporation 2023 Long-Term Incentive Plan (incorporated by reference to Appendix C to registrant's DEF14A filed on March 23, 2023, File No.1-32853).	X
10.18**
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
10.22**
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
10.24**
Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
10.25**
Performance Share Award Agreement (incorporated by reference to Exhibit 10.24 to registrant's Annual Report on Form 10-K for the year ended December 31, 2022, Filed on February 27, 2023, File No. 1-32853).
X
10.26
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.27
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012 (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.28
Settlement Agreement between Duke Energy Carolinas, LLC, Duke Energy Progress, LLC, and The North Carolina Department of Environmental Quality, dated as of December 31, 2019 (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on January 2, 2020, File Nos. 1-4928, 1-3382).
			X		X
10.29
Duke Energy Carolinas Summary of Partial Settlement in North Carolina Rate Case (incorporated by reference to Exhibit 99.1 to registrant's Current Report on Form 8-K filed on March 26, 2020, File Nos. 1-32853, 1-4928, 1-3382).
		X	X		X
10.30
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
10.31
Investment Agreement by and among Cinergy Corp., Duke Energy Indiana HoldCo, LLC, Duke Energy Corporation, and Epson Investment PTE. LTD,. dated as of January 28, 2021 (incorporated by reference to Exhibit 10.2 to registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021, File Nos. 1-32853, 1-3543).
		X						X
10.32
Cooperation Agreement, dated as of November 13, 2021, by and among Duke Energy Corporation, Elliott Investment Management L.P., and Elliott International, L.P.(incorporated by reference to registrant's Current Report on Form 8-K filed on November 15, 2021, File No. 1-32853).
X
10.33**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).
X
10.34**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32852).
X
10.34.1**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of September 30, 2020 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.35	Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letter, dated as of February 18, 1982, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(a) to registrant's File No. 33-25560).				X
10.36	Operating and Fuel Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letters, dated as of August 21, 1981, and December 15, 1981, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(b) to registrant's File No. 33-25560).				X
10.37	Power Coordination Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency and amending letter, dated as of January 29, 1982 (incorporated by reference to Exhibit 10(c) to registrant's File No. 33-25560).				X
10.38	Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).				X
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
10.44**
Duke Energy Corporation 2022 Director Compensation Program Summary (incorporated by reference to Exhibit 10.5 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 9, 2022, File No. 1-32853).
X
10.45**
Duke Energy Corporation 2023 Director Compensation Program Summary (incorporated by reference to Exhibit 10.6 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, File No. 1-32853).
X
10.46**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.46.1**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 3, 2017, File No. 1-32853).
X
10.46.2**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.47**
Retention Award Agreement (incorporated by reference to Exhibit 10.42 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, File No. 1-32853).
X
10.48
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
10.50
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
10.56.1
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
10.57
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
10.57.1
Amendment No. 1, dated as of March 17, 2023, to Amended and Restated Credit Agreement, dated as of March 18, 2022 (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
10.58
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
10.59
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
10.60
Joinder Agreement, dated as of March 27, 2020, by and among, the registrant, each of the Incremental Lenders listed therein, and PNC Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
10.61
$1,400,000,000 Term Loan Credit Facility, dated as of March 9, 2022, among the registrant, as Borrower, certain Lenders from time to time parties thereto, and The Bank of Nova Scotia as Administrative Agent and Coordinating Lead Arranger (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 22, 2022, File No. 1-32853).
X
10.61.1
Lender Waiver Letter, dated as of March 29, 2023, to Amended and Restated Term Loan Credit Agreement, dated as of March 9, 2022 (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
10.62
Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).
X
10.63
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.63.1
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
10.63.2
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
10.64
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39 to registrant's Annual Report on Form 10-K for the year ended October 31, 2013, filed on December 23, 2013, File No. 1-06196).
X
10.65
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
10.66
Amended and Restated Limited Liability Company Operating Agreement of Duke Energy Indiana Holdco, LLC (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on September 8, 2021, File Nos. 1-32853, 1-03543).
		X						X
10.67
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
10.68
Decommissioning Services Agreement between Duke Energy Florida, LLC, and ADP CR3, LLC, and ADP SF1, LLC (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 6, 2019, File No. 2-5293). (Portions of the exhibit have been omitted for confidentiality.)
X
10.69	Form of Forward Sale Agreement (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 8, 2019, File No. 1-32853).	X
10.70
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
10.72
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
X
*10.73**	Duke Energy Corporation Clawback Policy	X
*21	List of Subsidiaries	X
*23.1.1	Consent of Independent Registered Public Accounting Firm.	X
*23.1.2	Consent of Independent Registered Public Accounting Firm.		X
*23.1.3	Consent of Independent Registered Public Accounting Firm.				X
*23.1.4	Consent of Independent Registered Public Accounting Firm.					X
*23.1.5	Consent of Independent Registered Public Accounting Firm.						X
*23.1.6	Consent of Independent Registered Public Accounting Firm.							X
*23.1.7	Consent of Independent Registered Public Accounting Firm.								X
*24.1	Power of attorney authorizing Lynn J. Good and others to sign the Annual Report on behalf of the registrant and certain of its directors and officers.	X
*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because it's XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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
Date: February 23, 2024

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

 Date: February 23, 2024

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2024

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
Date: February 23, 2024

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2024

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
Date: February 23, 2024

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2024

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

/s/ T. PRESTON GILLESPIE JR.
T. Preston Gillespie Jr.

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 23, 2024

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2024

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

/s/ T. PRESTON GILLESPIE JR.
T. Preston Gillespie Jr.

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LYNN J. GOOD
Lynn J. Good

/s/ JULIA S. JANSON
Julia S. Janson
Date: February 23, 2024

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2024

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
Date: February 23, 2024

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2024

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
Date: February 23, 2024

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2024

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

/s/ BRIAN D. SAVOY
Brian D. Savoy
Date: February 23, 2024