Form 10-Q
period 2024-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2024-05-07
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Duke Energy    3.75% Senior Notes due 2031    DUK 31A    New York Stock Exchange LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at April 30, 2024:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	771,768,612
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

AFUDC	Allowance for funds used during construction

ARM	Annual Review Mechanism

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CCR	Coal Combustion Residuals

CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

CEP	Capital Expenditure Program

CPCN	Certificate of Public Convenience and Necessity

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GLOSSARY OF TERMS

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GIC	GIC Private Limited, Singapore's sovereign wealth fund and an experienced investor in U.S. infrastructure

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMR	Integrity Management Rider

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plan

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

NYSE	The New York Stock Exchange

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

Piedmont	Piedmont Natural Gas Company, Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2024	2023
Operating Revenues
Regulated electric	$6,732	$6,324
Regulated natural gas	866	882
Nonregulated electric and other	73	70
Total operating revenues	7,671	7,276
Operating Expenses
Fuel used in electric generation and purchased power	2,335	2,377
Cost of natural gas	232	298
Operation, maintenance and other	1,379	1,310
Depreciation and amortization	1,387	1,227
Property and other taxes	386	389
Impairment of assets and other charges	1	8
Total operating expenses	5,720	5,609
Gains on Sales of Other Assets and Other, net	12	7
Operating Income	1,963	1,674
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	17	20
Other income and expenses, net	169	151
Total other income and expenses	186	171
Interest Expense	817	720
Income From Continuing Operations Before Income Taxes	1,332	1,125
Income Tax Expense From Continuing Operations	178	155
Income From Continuing Operations	1,154	970
Loss From Discontinued Operations, net of tax	(3)	(209)
Net Income	1,151	761
Add: Net (Income) Loss Attributable to Noncontrolling Interests	(13)	43
Net Income Attributable to Duke Energy Corporation	1,138	804
Less: Preferred Dividends	39	39
Net Income Available to Duke Energy Corporation Common Stockholders	$1,099	$765

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.44	$1.20
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$(0.19)
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.44	$1.01
Weighted Average Shares Outstanding
Basic and Diluted	771	770
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net Income	$1,151	$761
Other Comprehensive Income, net of tax(a)
Pension and OPEB adjustments	16	(1)
Net unrealized gains (losses) on cash flow hedges	91	(20)
Reclassification into earnings from cash flow hedges	2	—
Net unrealized gains (losses) on fair value hedges	8	(11)
Unrealized (losses) gains on available-for-sale securities	(2)	6
Other Comprehensive Income (Loss), net of tax	115	(26)
Comprehensive Income	1,266	735
Add: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(13)	43
Comprehensive Income Attributable to Duke Energy	1,253	778
Less: Preferred Dividends	39	39
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,214	$739
(a)Net of income tax expense of approximately $34 million and tax benefit of $8 million for the three months ended March 31, 2024, and 2023, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$459	$253
Receivables (net of allowance for doubtful accounts of $102 at 2024 and $55 at 2023)	1,646	1,112
Receivables of VIEs (net of allowance for doubtful accounts of $102 at 2024 and $150 at 2023)	2,253	3,019
Inventory (includes $470 at 2024 and $462 at 2023 related to VIEs)	4,281	4,292
Regulatory assets (includes $110 at 2024 and 2023 related to VIEs)	3,082	3,648
Assets held for sale	11	14
Other (includes $44 at 2024 and $90 at 2023 related to VIEs)	359	431
Total current assets	12,091	12,769
Property, Plant and Equipment
Cost	173,926	171,353
Accumulated depreciation and amortization	(57,035)	(56,038)
Net property, plant and equipment	116,891	115,315
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,616 at 2024 and $1,642 at 2023 related to VIEs)	13,636	13,618
Nuclear decommissioning trust funds	10,775	10,143
Operating lease right-of-use assets, net	1,092	1,092
Investments in equity method unconsolidated affiliates	502	492
Assets held for sale	308	197
Other	4,072	3,964
Total other noncurrent assets	49,688	48,809
Total Assets	$178,670	$176,893
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $188 at 2024 and 2023 related to VIEs)	$3,364	$4,228
Notes payable and commercial paper	4,155	4,288
Taxes accrued	708	816
Interest accrued	798	745
Current maturities of long-term debt (includes $929 at 2024 and $428 at 2023 related to VIEs)	2,274	2,800
Asset retirement obligations	603	596
Regulatory liabilities	1,309	1,369
Liabilities associated with assets held for sale	251	122
Other	2,084	2,319
Total current liabilities	15,546	17,283
Long-Term Debt (includes $2,134 at 2024 and $3,000 at 2023 related to VIEs)	74,979	72,452
Other Noncurrent Liabilities
Deferred income taxes	10,721	10,556
Asset retirement obligations	8,487	8,560
Regulatory liabilities	14,571	14,039
Operating lease liabilities	915	917
Accrued pension and other post-retirement benefit costs	473	485
Investment tax credits	862	864
Liabilities associated with assets held for sale	126	157
Other (includes $42 at 2024 and $35 at 2023 related to VIEs)	1,352	1,393
Total other noncurrent liabilities	37,507	36,971
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2024 and 2023	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2024 and 2023	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 772 million and 771 million shares outstanding at 2024 and 2023	1	1
Additional paid-in capital	44,937	44,920
Retained earnings	2,542	2,235
Accumulated other comprehensive income (loss)	109	(6)
Total Duke Energy Corporation stockholders' equity	49,551	49,112
Noncontrolling interests	1,087	1,075
Total equity	50,638	50,187
Total Liabilities and Equity	$178,670	$176,893
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,151	$761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,534	1,344
Equity component of AFUDC	(55)	(46)
(Gains) Losses on sales of Commercial Renewables Disposal Groups	(10)	220
Gains on sales of other assets	(12)	(7)
Impairment of assets and other charges	1	8
Deferred income taxes	149	90
Equity in earnings of unconsolidated affiliates	(17)	(20)
Payments for asset retirement obligations	(115)	(117)
Provision for rate refunds	(4)	(33)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(33)	5
Receivables	226	754
Inventory	11	(275)
Other current assets	329	262
Increase (decrease) in
Accounts payable	(553)	(1,193)
Taxes accrued	(110)	(148)
Other current liabilities	(208)	(266)
Other assets	41	(13)
Other liabilities	149	157
Net cash provided by operating activities	2,474	1,483
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,208)	(3,146)
Contributions to equity method investments	(7)	(6)
Purchases of debt and equity securities	(946)	(866)
Proceeds from sales and maturities of debt and equity securities	985	882
Net proceeds from the sales of other assets	—	76
Other	(166)	(149)
Net cash used in investing activities	(3,342)	(3,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,481	4,085
Issuance of common stock	4	—
Payments for the redemption of long-term debt	(1,392)	(1,380)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	294	2
Payments for the redemption of short-term debt with original maturities greater than 90 days	(535)	(50)
Notes payable and commercial paper	50	(217)
Contributions from noncontrolling interests	—	206
Dividends paid	(806)	(815)
Other	(67)	(84)
Net cash provided by financing activities	1,029	1,747
Net increase in cash, cash equivalents and restricted cash	161	21
Cash, cash equivalents and restricted cash at beginning of period	357	603
Cash, cash equivalents and restricted cash at end of period	$518	$624
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,615	$1,366
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023 and 2024
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income (loss)	—	—	—	—	765	—	—	—	765	(43)	722
Other comprehensive income (loss)	—	—	—	—	—	(31)	6	(1)	(26)	—	(26)
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	(10)	—	—	—	—	(10)	—	(10)
Common stock dividends	—	—	—	—	(776)	—	—	—	(776)	—	(776)
Sale of noncontrolling interest	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	206	206
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Balance at March 31, 2023	$1,962	771	$1	$44,837	$2,626	$(60)	$(17)	$(89)	$49,260	$2,691	$51,951

Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income	—	—	—	—	1,099	—	—	—	1,099	13	1,112
Other comprehensive income (loss)	—	—	—	—	—	101	(2)	16	115	—	115
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	16	—	—	—	—	16	—	16
Common stock dividends	—	—	—	—	(792)	—	—	—	(792)	—	(792)
Other	—	—	—	1		—	—	—	1	(1)	—
Balance at March 31, 2024	$1,962	772	$1	$44,937	$2,542	$199	$(17)	$(73)	$49,551	$1,087	$50,638
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
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Revenues	$2,407	$1,934
Operating Expenses
Fuel used in electric generation and purchased power	860	623
Operation, maintenance and other	451	440
Depreciation and amortization	397	366
Property and other taxes	94	95
Impairment of assets and other charges	1	2
Total operating expenses	1,803	1,526
Gains on Sales of Other Assets and Other, net	1	—
Operating Income	605	408
Other Income and Expenses, net	61	59
Interest Expense	180	160
Income Before Income Taxes	486	307
Income Tax Expense	56	35
Net Income and Comprehensive Income	$430	$272
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$5	$9
Receivables (net of allowance for doubtful accounts of $13 at 2024 and $11 at 2023)	245	265
Receivables of VIEs (net of allowance for doubtful accounts of $49 at 2024 and $45 at 2023)	997	991
Receivables from affiliated companies	173	203
Inventory	1,478	1,484
Regulatory assets (includes $12 at 2024 and 2023 related to VIEs)	1,347	1,564
Other (includes $5 at 2024 and $9 at 2023 related to VIEs)	62	31
Total current assets	4,307	4,547
Property, Plant and Equipment
Cost	57,477	56,670
Accumulated depreciation and amortization	(20,210)	(19,896)
Net property, plant and equipment	37,267	36,774
Other Noncurrent Assets
Regulatory assets (includes $193 at 2024 and $196 at 2023 related to VIEs)	3,850	3,916
Nuclear decommissioning trust funds	6,077	5,686
Operating lease right-of-use assets, net	75	78
Other	1,116	1,109
Total other noncurrent assets	11,118	10,789
Total Assets	$52,692	$52,110
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$925	$1,183
Accounts payable to affiliated companies	230	195
Notes payable to affiliated companies	55	668
Taxes accrued	148	281
Interest accrued	161	179
Current maturities of long-term debt (includes $511 at 2024 and $10 at 2023 related to VIEs)	520	19
Asset retirement obligations	236	224
Regulatory liabilities	574	587
Other	617	702
Total current liabilities	3,466	4,038
Long-Term Debt (includes $203 at 2024 and $708 at 2023 related to VIEs)	16,199	15,693
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,329	4,379
Asset retirement obligations	3,779	3,789
Regulatory liabilities	6,302	5,990
Operating lease liabilities	72	75
Accrued pension and other post-retirement benefit costs	54	57
Investment tax credits	300	301
Other (includes $19 at 2024 and $17 at 2023 related to VIEs)	554	581
Total other noncurrent liabilities	15,390	15,172
Commitments and Contingencies
Equity
Member's equity	17,343	16,913
Accumulated other comprehensive loss	(6)	(6)
Total equity	17,337	16,907
Total Liabilities and Equity	$52,692	$52,110

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$430	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	463	426
Equity component of AFUDC	(28)	(24)
Impairment of assets and other charges	1	2
Deferred income taxes	14	32
Payments for asset retirement obligations	(36)	(39)
Provision for rate refunds	(4)	(19)
(Increase) decrease in
Receivables	14	199
Receivables from affiliated companies	30	209
Inventory	7	(139)
Other current assets	(23)	(293)
Increase (decrease) in
Accounts payable	(203)	(594)
Accounts payable to affiliated companies	35	27
Taxes accrued	(133)	(119)
Other current liabilities	(134)	(78)
Other assets	191	206
Other liabilities	(19)	76
Net cash provided by operating activities	605	144
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(952)	(866)
Purchases of debt and equity securities	(535)	(556)
Proceeds from sales and maturities of debt and equity securities	535	556
Other	(51)	(59)
Net cash used in investing activities	(1,003)	(925)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,011	1,845
Payments for the redemption of long-term debt	(7)	(1,007)
Notes payable to affiliated companies	(612)	(79)
Other	(1)	(1)
Net cash provided by financing activities	391	758
Net decrease in cash, cash equivalents and restricted cash	(7)	(23)
Cash, cash equivalents and restricted cash at beginning of period	19	53
Cash, cash equivalents and restricted cash at end of period	$12	$30
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$550	$449
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023 and 2024
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	272	—	272
Balance at March 31, 2023	$15,720	$(6)	$15,714

Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	430	—	430
Balance at March 31, 2024	$17,343	$(6)	$17,337

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Revenues	$3,228	$3,048
Operating Expenses
Fuel used in electric generation and purchased power	1,143	1,191
Operation, maintenance and other	628	568
Depreciation and amortization	587	504
Property and other taxes	158	168
Impairment of assets and other charges	—	5
Total operating expenses	2,516	2,436
Gains on Sales of Other Assets and Other, net	7	6
Operating Income	719	618
Other Income and Expenses, net	62	59
Interest Expense	260	246
Income Before Income Taxes	521	431
Income Tax Expense	86	72
Net Income	$435	$359
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	2
Other Comprehensive Income, net of tax	—	2
Comprehensive Income	$435	$361
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$49	$59
Receivables (net of allowance for doubtful accounts of $20 at 2024 and $18 at 2023)	224	225
Receivables of VIEs (net of allowance for doubtful accounts of $53 at 2024 and $56 at 2023)	1,256	1,365
Receivables from affiliated companies	3	90
Inventory (includes $470 at 2024 and $462 at 2023 related to VIEs)	1,987	1,901
Regulatory assets (includes $98 at 2024 and 2023 related to VIEs)	1,359	1,661
Other (includes $29 at 2024 and $68 at 2023 related to VIEs)	122	134
Total current assets	5,000	5,435
Property, Plant and Equipment
Cost	68,755	67,644
Accumulated depreciation and amortization	(22,729)	(22,300)
Net property, plant and equipment	46,026	45,344
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,423 at 2024 and $1,446 at 2023 related to VIEs)	6,526	6,430
Nuclear decommissioning trust funds	4,697	4,457
Operating lease right-of-use assets, net	597	617
Other	1,221	1,156
Total other noncurrent assets	16,696	16,315
Total Assets	$67,722	$67,094
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $179 at 2024 and $188 at 2023 related to VIEs)	$1,174	$1,374
Accounts payable to affiliated companies	548	464
Notes payable to affiliated companies	820	1,043
Taxes accrued	201	259
Interest accrued	246	224
Current maturities of long-term debt (includes $418 at 2024 and 2023 related to VIEs)	659	661
Asset retirement obligations	229	245
Regulatory liabilities	394	418
Other	788	860
Total current liabilities	5,059	5,548
Long-Term Debt (includes $1,862 at 2024 and $1,910 at 2023 related to VIEs)	23,389	22,948
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,214	5,197
Asset retirement obligations	3,870	3,900
Regulatory liabilities	5,344	5,083
Operating lease liabilities	530	544
Accrued pension and other post-retirement benefit costs	263	266
Investment tax credits	370	371
Other (includes $22 at 2024 and $19 at 2023 related to VIEs)	238	227
Total other noncurrent liabilities	15,829	15,588
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2024 and 2023	—	—
Additional paid-in capital	11,830	11,830
Retained earnings	11,475	11,040
Accumulated other comprehensive loss	(10)	(10)
Total equity	23,295	22,860
Total Liabilities and Equity	$67,722	$67,094
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$435	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	669	554
Equity component of AFUDC	(18)	(16)
Impairment of assets and other charges	—	5
Deferred income taxes	(5)	51
Payments for asset retirement obligations	(68)	(58)
Provision for rate refunds	—	(14)
(Increase) decrease in
Receivables	103	188
Receivables from affiliated companies	87	(2)
Inventory	(86)	(133)
Other current assets	232	319
Increase (decrease) in
Accounts payable	(79)	(214)
Accounts payable to affiliated companies	84	(302)
Taxes accrued	(57)	36
Other current liabilities	(36)	(107)
Other assets	(134)	(212)
Other liabilities	27	4
Net cash provided by operating activities	1,154	458
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,373)	(1,275)
Purchases of debt and equity securities	(381)	(279)
Proceeds from sales and maturities of debt and equity securities	424	304
Notes receivable from affiliated companies	—	(118)
Other	(74)	(71)
Net cash used in investing activities	(1,404)	(1,439)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	498	996
Payments for the redemption of long-term debt	(73)	(66)
Notes payable to affiliated companies	(223)	2
Other	(1)	(1)
Net cash provided by financing activities	201	931
Net decrease in cash, cash equivalents and restricted cash	(49)	(50)
Cash, cash equivalents and restricted cash at beginning of period	135	184
Cash, cash equivalents and restricted cash at end of period	$86	$134
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$680	$516
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023 and 2024
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Equity
Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406	$21,406
Net income	—	359	—	—	—	359	359
Other comprehensive income	—	—	—	2	—	2	2
Other	(2)	—	—	—	—	(2)	(2)
Balance at March 31, 2023	$11,830	$9,944	$(1)	$(6)	$(2)	$21,765	$21,765

Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860	$22,860
Net income	—	435	—	—	—	435	435
Balance at March 31, 2024	$11,830	$11,475	$(1)	$(5)	$(4)	$23,295	$23,295
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Revenues	$1,788	$1,533
Operating Expenses
Fuel used in electric generation and purchased power	620	545
Operation, maintenance and other	375	350
Depreciation and amortization	339	315
Property and other taxes	51	48
Impairment of assets and other charges	—	4
Total operating expenses	1,385	1,262
Gains on Sales of Other Assets and Other, net	1	—
Operating Income	404	271
Other Income and Expenses, net	36	29
Interest Expense	120	102
Income Before Income Taxes	320	198
Income Tax Expense	48	29
Net Income and Comprehensive Income	$272	$169
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$27	$18
Receivables (net of allowance for doubtful accounts of $9 at 2024 and $8 at 2023)	132	139
Receivables of VIEs (net of allowance for doubtful accounts of $38 at 2024 and $36 at 2023)	789	833
Receivables from affiliated companies	3	16
Inventory	1,294	1,227
Regulatory assets (includes $39 at 2024 and 2023 related to VIEs)	834	942
Other (includes $18 at 2024 and $31 at 2023 related to VIEs)	58	72
Total current assets	3,137	3,247
Property, Plant and Equipment
Cost	39,865	39,283
Accumulated depreciation and amortization	(15,503)	(15,227)
Net property, plant and equipment	24,362	24,056
Other Noncurrent Assets
Regulatory assets (includes $633 at 2024 and $643 at 2023 related to VIEs)	4,631	4,546
Nuclear decommissioning trust funds	4,345	4,075
Operating lease right-of-use assets, net	304	318
Other	715	682
Total other noncurrent assets	9,995	9,621
Total Assets	$37,494	$36,924
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$557	$634
Accounts payable to affiliated companies	294	332
Notes payable to affiliated companies	754	891
Taxes accrued	129	176
Interest accrued	89	114
Current maturities of long-term debt (includes $34 at 2024 and 2023 related to VIEs)	73	72
Asset retirement obligations	228	244
Regulatory liabilities	300	300
Other	429	481
Total current liabilities	2,853	3,244
Long-Term Debt (includes $1,062 at 2024 and $1,079 at 2023 related to VIEs)	11,955	11,492
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,555	2,560
Asset retirement obligations	3,619	3,626
Regulatory liabilities	4,635	4,375
Operating lease liabilities	283	293
Accrued pension and other post-retirement benefit costs	144	146
Investment tax credits	128	129
Other (includes $13 at 2024 and $12 at 2023 related to VIEs)	93	102
Total other noncurrent liabilities	11,457	11,231
Commitments and Contingencies
Equity
Member's Equity	11,079	10,807
Total Liabilities and Equity	$37,494	$36,924

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	385	360
Equity component of AFUDC	(13)	(13)
Impairment of assets and other charges	—	4
Deferred income taxes	(21)	27
Payments for asset retirement obligations	(46)	(46)
Provision for rate refunds	—	(14)
(Increase) decrease in
Receivables	50	144
Receivables from affiliated companies	13	(1)
Inventory	(67)	(76)
Other current assets	97	(61)
Increase (decrease) in
Accounts payable	(31)	(3)
Accounts payable to affiliated companies	(38)	(256)
Taxes accrued	(47)	(21)
Other current liabilities	(49)	(86)
Other assets	(105)	(16)
Other liabilities	(11)	21
Net cash provided by operating activities	389	132
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(704)	(666)
Purchases of debt and equity securities	(351)	(239)
Proceeds from sales and maturities of debt and equity securities	351	236
Notes receivable from affiliated companies	—	(160)
Other	(12)	(33)
Net cash used in investing activities	(716)	(862)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	495	991
Payments for the redemption of long-term debt	(33)	(32)
Notes payable to affiliated companies	(137)	(239)
Other	—	(1)
Net cash provided by financing activities	325	719
Net decrease in cash, cash equivalents and restricted cash	(2)	(11)
Cash, cash equivalents and restricted cash at beginning of period	51	79
Cash, cash equivalents and restricted cash at end of period	$49	$68
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$259	$176

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
March 31, 2023 and 2024
(in millions)	Member's Equity
Balance at December 31, 2022	$10,309
Net income	169
Balance at March 31, 2023	$10,478

Balance at December 31, 2023	$10,807
Net income	272
Balance at March 31, 2024	$11,079

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Revenues	$1,436	$1,510
Operating Expenses
Fuel used in electric generation and purchased power	523	646
Operation, maintenance and other	251	213
Depreciation and amortization	248	190
Property and other taxes	106	120
Impairment of assets and other charges	—	1
Total operating expenses	1,128	1,170
Gains on Sales of Other Assets and Other, net	1	1
Operating Income	309	341
Other Income and Expenses, net	24	30
Interest Expense	111	115
Income Before Income Taxes	222	256
Income Tax Expense	43	51
Net Income	$179	$205
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	2
Comprehensive Income	$179	$207

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$4	$24
Receivables (net of allowance for doubtful accounts of $12 at 2024 and $11 at 2023)	90	83
Receivables of VIEs (net of allowance for doubtful accounts of $15 at 2024 and $20 at 2023)	467	532
Receivables from affiliated companies	2	238
Inventory (includes $470 at 2024 and $462 at 2023 related to VIEs)	693	674
Regulatory assets (includes $59 at 2024 and 2023 related to VIEs)	525	720
Other (includes $11 at 2024 and $37 at 2023 related to VIEs)	57	51
Total current assets	1,838	2,322
Property, Plant and Equipment
Cost	28,882	28,353
Accumulated depreciation and amortization	(7,219)	(7,067)
Net property, plant and equipment	21,663	21,286
Other Noncurrent Assets
Regulatory assets (includes $790 at 2024 and $803 at 2023 related to VIEs)	1,895	1,883
Nuclear decommissioning trust funds	352	382
Operating lease right-of-use assets, net	294	299
Other	456	429
Total other noncurrent assets	2,997	2,993
Total Assets	$26,498	$26,601
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $179 at 2024 and $188 at 2023 related to VIEs)	$616	$738
Accounts payable to affiliated companies	121	135
Notes payable to affiliated companies	66	152
Taxes accrued	134	185
Interest accrued	128	86
Current maturities of long-term debt (includes $384 at 2024 and 2023 related to VIEs)	586	589
Asset retirement obligations	1	1
Regulatory liabilities	93	118
Other	332	350
Total current liabilities	2,077	2,354
Long-Term Debt (includes $800 at 2024 and $831 at 2023 related to VIEs)	9,791	9,812
Other Noncurrent Liabilities
Deferred income taxes	2,750	2,733
Asset retirement obligations	252	274
Regulatory liabilities	709	708
Operating lease liabilities	247	251
Accrued pension and other post-retirement benefit costs	97	98
Investment tax credits	242	242
Other (includes $10 at 2024 and $6 at 2023 related to VIEs)	111	86
Total other noncurrent liabilities	4,408	4,392
Commitments and Contingencies
Equity
Member's equity	10,227	10,048
Accumulated other comprehensive loss	(5)	(5)
Total equity	10,222	10,043
Total Liabilities and Equity	$26,498	$26,601
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$179	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	284	194
Equity component of AFUDC	(5)	(3)
Impairment of assets and other charges	—	1
Deferred income taxes	10	21
Payments for asset retirement obligations	(22)	(12)
(Increase) decrease in
Receivables	53	42
Receivables from affiliated companies	236	(1)
Inventory	(19)	(57)
Other current assets	132	363
Increase (decrease) in
Accounts payable	(48)	(211)
Accounts payable to affiliated companies	(14)	(67)
Taxes accrued	(51)	79
Other current liabilities	11	(27)
Other assets	(16)	(193)
Other liabilities	34	(8)
Net cash provided by operating activities	764	326
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(669)	(609)
Purchases of debt and equity securities	(30)	(40)
Proceeds from sales and maturities of debt and equity securities	73	68
Other	(62)	(38)
Net cash used in investing activities	(688)	(619)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3	5
Payments for the redemption of long-term debt	(39)	(34)
Notes payable to affiliated companies	(86)	281
Other	(1)	(1)
Net cash (used in) provided by financing activities	(123)	251
Net decrease in cash, cash equivalents and restricted cash	(47)	(42)
Cash, cash equivalents and restricted cash at beginning of period	67	86
Cash, cash equivalents and restricted cash at end of period	$20	$44
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$421	$340
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023 and 2024
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	205	—	205
Other comprehensive income	—	2	2
Other	1	—	1
Balance at March 31, 2023	$9,237	$(6)	$9,231

Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	179	—	179
Balance at March 31, 2024	$10,227	$(5)	$10,222
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Revenues
Regulated electric	$458	$474
Regulated natural gas	220	235
Total operating revenues	678	709
Operating Expenses
Fuel used in electric generation and purchased power	138	176
Cost of natural gas	61	92
Operation, maintenance and other	126	123
Depreciation and amortization	99	90
Property and other taxes	102	80
Total operating expenses	526	561
Operating Income	152	148
Other Income and Expenses, net	6	8
Interest Expense	45	36
Income Before Income Taxes	113	120
Income Tax Expense	19	20
Net Income and Comprehensive Income	$94	$100
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$5	$24
Receivables (net of allowance for doubtful accounts of $41 at 2024 and $9 at 2023)	437	112
Receivables from affiliated companies	3	239
Inventory	185	179
Regulatory assets	75	73
Other	17	134
Total current assets	722	761
Property, Plant and Equipment
Cost	13,378	13,210
Accumulated depreciation and amortization	(3,507)	(3,451)
Net property, plant and equipment	9,871	9,759
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	678	676
Operating lease right-of-use assets, net	16	16
Other	98	84
Total other noncurrent assets	1,712	1,696
Total Assets	$12,305	$12,216
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$288	$338
Accounts payable to affiliated companies	69	71
Notes payable to affiliated companies	306	613
Taxes accrued	249	316
Interest accrued	51	35
Asset retirement obligations	7	6
Regulatory liabilities	40	56
Other	64	65
Total current liabilities	1,074	1,500
Long-Term Debt	3,914	3,493
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,282	1,272
Asset retirement obligations	134	130
Regulatory liabilities	481	497
Operating lease liabilities	16	16
Accrued pension and other post-retirement benefit costs	98	97
Other	87	86
Total other noncurrent liabilities	2,098	2,098
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2024 and 2023	762	762
Additional paid-in capital	3,100	3,100
Retained earnings	1,332	1,238
Total equity	5,194	5,100
Total Liabilities and Equity	$12,305	$12,216

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$94	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	91
Deferred income taxes	2	(3)
Payments for asset retirement obligations	(1)	(1)
(Increase) decrease in
Receivables	12	—
Receivables from affiliated companies	65	17
Inventory	(5)	(11)
Other current assets	100	94
Increase (decrease) in
Accounts payable	(20)	(60)
Accounts payable to affiliated companies	(2)	(7)
Taxes accrued	(67)	(90)
Other current liabilities	(7)	(42)
Other assets	7	1
Other liabilities	(17)	(1)
Net cash provided by operating activities	261	88
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(217)	(232)
Net proceeds from the sales of other assets	—	75
Notes receivable from affiliated companies	(166)	(224)
Other	(10)	(16)
Net cash used in investing activities	(393)	(397)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	424	749
Notes payable to affiliated companies	(307)	(425)
Other	(4)	(5)
Net cash provided by financing activities	113	319
Net (decrease) increase in cash and cash equivalents	(19)	10
Cash and cash equivalents at beginning of period	24	16
Cash and cash equivalents at end of period	$5	$26
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$84	$87

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023 and 2024
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	100	100
Balance at March 31, 2023	$762	$3,100	$1,004	$4,866

Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	94	94
Balance at March 31, 2024	$762	$3,100	$1,332	$5,194
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Revenues	$759	$975
Operating Expenses
Fuel used in electric generation and purchased power	271	449
Operation, maintenance and other	180	184
Depreciation and amortization	169	158
Property and other taxes	14	18
Total operating expenses	634	809
Operating Income	125	166
Other Income and Expenses, net	13	14
Interest Expense	57	52
Income Before Income Taxes	81	128
Income Tax Expense	14	22
Net Income	$67	$106
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	(1)	—
Comprehensive Income	$66	$106

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$5	$8
Receivables (net of allowance for doubtful accounts of $16 at 2024 and $5 at 2023)	429	156
Receivables from affiliated companies	12	197
Inventory	534	582
Regulatory assets	101	102
Other	59	98
Total current assets	1,140	1,143
Property, Plant and Equipment
Cost	19,097	18,900
Accumulated depreciation and amortization	(6,598)	(6,501)
Net property, plant and equipment	12,499	12,399
Other Noncurrent Assets
Regulatory assets	900	894
Operating lease right-of-use assets, net	48	50
Other	353	325
Total other noncurrent assets	1,301	1,269
Total Assets	$14,940	$14,811
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$234	$300
Accounts payable to affiliated companies	78	176
Notes payable to affiliated companies	136	256
Taxes accrued	75	66
Interest accrued	73	54
Current maturities of long-term debt	4	4
Asset retirement obligations	131	120
Regulatory liabilities	213	209
Other	179	184
Total current liabilities	1,123	1,369
Long-Term Debt	4,646	4,348
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,476	1,436
Asset retirement obligations	672	689
Regulatory liabilities	1,450	1,459
Operating lease liabilities	45	46
Accrued pension and other post-retirement benefit costs	101	115
Investment tax credits	186	186
Other	13	—
Total other noncurrent liabilities	3,943	3,931
Commitments and Contingencies
Equity
Member's equity	5,078	5,012
Accumulated other comprehensive income	—	1
Total equity	5,078	5,013
Total Liabilities and Equity	$14,940	$14,811

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	170	158
Equity component of AFUDC	(2)	(1)
Deferred income taxes	24	2
Payments for asset retirement obligations	(12)	(19)
(Increase) decrease in
Receivables	35	20
Receivables from affiliated companies	(6)	(26)
Inventory	48	(71)
Other current assets	30	174
Increase (decrease) in
Accounts payable	(39)	(107)
Accounts payable to affiliated companies	(57)	(33)
Taxes accrued	9	14
Other current liabilities	32	112
Other assets	(13)	(12)
Other liabilities	(7)	35
Net cash provided by operating activities	279	352
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(275)	(226)
Purchases of debt and equity securities	(5)	(23)
Proceeds from sales and maturities of debt and equity securities	4	16
Notes receivable from affiliated companies	(117)	96
Other	(24)	(10)
Net cash used in investing activities	(417)	(147)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	298	495
Payments for the redemption of long-term debt	—	(300)
Notes payable to affiliated companies	(120)	(231)
Distributions to parent	(42)	(188)
Other	(1)	(1)
Net cash provided by (used in) financing activities	135	(225)
Net decrease in cash and cash equivalents	(3)	(20)
Cash and cash equivalents at beginning of period	8	31
Cash and cash equivalents at end of period	$5	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$88	$85
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023 and 2024
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2022	$4,702	$1	$4,703
Net income	106	—	106
Distributions to parent	(75)	—	(75)
Balance at March 31, 2023	$4,733	$1	$4,734

Balance at December 31, 2023	$5,012	$1	$5,013
Net income	67	—	67
Other	(1)	(1)	(2)
Balance at March 31, 2024	$5,078	$—	$5,078

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Revenues	$676	$675
Operating Expenses
Cost of natural gas	170	206
Operation, maintenance and other	95	89
Depreciation and amortization	62	57
Property and other taxes	15	16
Impairment of assets and other charges	—	1
Total operating expenses	342	369
Operating Income	334	306
Other Income and Expenses, net	17	16
Interest Expense	45	40
Income Before Income Taxes	306	282
Income Tax Expense	60	50
Net Income and Comprehensive Income	$246	$232
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Receivables (net of allowance for doubtful accounts of $12 at 2024 and $11 at 2023)	$297	$311
Receivables from affiliated companies	12	10
Inventory	65	112
Regulatory assets	131	161
Other	9	7
Total current assets	514	601
Property, Plant and Equipment
Cost	12,157	11,908
Accumulated depreciation and amortization	(2,296)	(2,259)
Net property, plant and equipment	9,861	9,649
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	403	410
Operating lease right-of-use assets, net	5	4
Investments in equity method unconsolidated affiliates	78	78
Other	282	276
Total other noncurrent assets	817	817
Total Assets	$11,192	$11,067
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$246	$315
Accounts payable to affiliated companies	56	54
Notes payable to affiliated companies	508	538
Taxes accrued	101	89
Interest accrued	48	39
Current maturities of long-term debt	40	40
Regulatory liabilities	88	98
Other	64	77
Total current liabilities	1,151	1,250
Long-Term Debt	3,629	3,628
Other Noncurrent Liabilities
Deferred income taxes	930	933
Asset retirement obligations	26	26
Regulatory liabilities	973	988
Operating lease liabilities	10	10
Accrued pension and other post-retirement benefit costs	7	8
Other	168	172
Total other noncurrent liabilities	2,114	2,137
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2024 and 2023	1,635	1,635
Retained earnings	2,662	2,416
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,297	4,051
Noncontrolling interests	1	1
Total equity	4,298	4,052
Total Liabilities and Equity	$11,192	$11,067

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	58
Equity component of AFUDC	(6)	(5)
Impairment of assets and other charges	—	1
Deferred income taxes	(15)	14
Equity in earnings from unconsolidated affiliates	(2)	(2)
(Increase) decrease in
Receivables	13	189
Receivables from affiliated companies	(2)	—
Inventory	48	73
Other current assets	20	(19)
Increase (decrease) in
Accounts payable	(43)	(107)
Accounts payable to affiliated companies	2	(12)
Taxes accrued	12	(13)
Other current liabilities	(1)	42
Other assets	(2)	(2)
Other liabilities	9	(1)
Net cash provided by operating activities	342	448
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(294)	(271)
Other	(18)	(6)
Net cash used in investing activities	(312)	(277)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	(30)	(171)
Net cash used in financing activities	(30)	(171)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$195	$160

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023 and 2024
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	232	232	—	232
Balance at March 31, 2023	$1,635	$2,269	$3,904	$1	$3,905

Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	246	246	—	246
Balance at March 31, 2024	$1,635	$2,662	$4,297	$1	$4,298

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in the Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the three months ended March 31, 2024, and 2023, the Loss From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Condensed Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
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

	March 31, 2024					December 31, 2023
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$459	$5	$49	$27	$4	$253	$9	$59	$18	$24
Other	33	6	27	18	9	76	9	67	31	36
Other Noncurrent Assets
Other	17	1	10	4	7	16	1	9	2	7
Total cash, cash equivalents and restricted cash	$509	$12	$86	$49	$20	$345	$19	$135	$51	$67
INVENTORY
Provisions for inventory write-offs were not material at March 31, 2024, and December 31, 2023. The components of inventory are presented in the tables below.

	March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,130	$1,078	$1,547	$1,039	$508	$146	$316	$12
Coal	840	357	240	150	90	27	216	—
Natural gas, oil and other fuel	311	43	200	105	95	12	2	53
Total inventory	$4,281	$1,478	$1,987	$1,294	$693	$185	$534	$65

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,086	$1,075	$1,465	$963	$502	$139	$361	$12
Coal	842	364	231	154	77	28	219	—
Natural gas, oil and other fuel	364	45	205	110	95	12	2	100
Total inventory	$4,292	$1,484	$1,901	$1,227	$674	$179	$582	$112
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the arrangement in Other within Other noncurrent assets on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023. The asset is recorded in the EU&I segment at historical cost and is subject to impairment testing should circumstances indicate the carrying value may not be recoverable.
ACCOUNTS PAYABLE
Duke Energy has a voluntary supply chain finance program (the “program”) that allows Duke Energy suppliers, at their sole discretion, to sell their receivables from Duke Energy to a global financial institution at a rate that leverages Duke Energy’s credit rating and which may result in favorable terms compared to the rate available to the supplier on their own credit rating. Suppliers participating in the program determine at their sole discretion, which invoices they will sell to the financial institution. Suppliers’ decisions on which invoices are sold do not impact Duke Energy’s payment terms, which are based on commercial terms negotiated between Duke Energy and the supplier regardless of program participation. The commercial terms negotiated between Duke Energy and its suppliers are consistent regardless of whether the supplier elects to participate in the program. Duke Energy does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. Duke Energy does not have an economic interest in the supplier’s decision to participate in the program and receives no interest, fees or other benefit from the financial institution based on supplier participation in the program.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
The following table represents the changes in confirmed obligations outstanding for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	59	10	22	11	11	1	—	25
Confirmed invoices paid during the period	(94)	(9)	(26)	(13)	(13)	(6)	—	(53)
Confirmed obligations outstanding at March 31, 2023	$52	$7	$15	$6	$9	$—	$—	$29

Confirmed obligations outstanding at December 31, 2023	$50	$—	$3	$—	$3	$—	$—	$47
Invoices confirmed during the period	57	—	1	—	1	—	—	56
Confirmed invoices paid during the period	(31)	—	(2)	—	(2)	—	—	(29)
Confirmed obligations outstanding at March 31, 2024	$76	$—	$2	$—	$2	$—	$—	$74
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2024.
2. DISPOSITIONS
Sale of Commercial Renewables Segment
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. The disposal process for the remaining assets is expected to be completed around midyear 2024, with net proceeds from the dispositions not anticipated to be material.
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

(in millions)	March 31, 2024	December 31, 2023
Current Assets Held for Sale
Other	$11	$14
Total current assets held for sale	11	14
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	357	247
Accumulated depreciation and amortization	(57)	(57)
Net property, plant and equipment	300	190
Operating lease right-of-use assets, net	4	4
Other	4	3
Total other noncurrent assets held for sale	8	7
Total Assets Held for Sale	$319	$211
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$97	$9
Taxes accrued	1	3
Current maturities of long-term debt	44	5
Unrealized losses on commodity hedges	74	68
Other	35	37
Total current liabilities associated with assets held for sale	251	122
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	—	39
Operating lease liabilities	5	5
Asset retirement obligations	8	8
Unrealized losses on commodity hedges	102	94
Other	11	11
Total other noncurrent liabilities associated with assets held for sale	126	157
Total Liabilities Associated with Assets Held for Sale	$377	$279
As of March 31, 2024, and December 31, 2023, the noncontrolling interest balance is $66 million.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating revenues	$(6)	$80
Operation, maintenance and other	4	89
Property and other taxes	—	10
Other income and expenses, net	—	(4)
Interest expense	2	31
(Gain) Loss on disposal	(10)	220
Loss before income taxes	(2)	(274)
Income tax expense (benefit)	1	(65)
Loss from discontinued operations	$(3)	$(209)
Add: Net loss attributable to noncontrolling interest included in discontinued operations	—	64
Net loss from discontinued operations attributable to Duke Energy Corporation	$(3)	$(145)
The Commercial Renewables Disposal Groups' assets held for sale amounts presented above reflect pretax impairments recorded against property, plant and equipment of approximately $268 million and $278 million as of March 31, 2024, and December 31, 2023, respectively. The carrying amounts for the remaining assets will be updated, if necessary, based on final disposition amounts.

FINANCIAL STATEMENTS	DISPOSITIONS
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Cash flows used in:
Operating activities	$(3)	$(54)
Investing activities	—	(151)
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
3. BUSINESS SEGMENTS
Duke Energy
Duke Energy's segment structure includes the following two segments: EU&I and GU&I.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,785	$879	$7,664	$7	$—	$7,671
Intersegment revenues	18	23	41	31	(72)	—
Total revenues	$6,803	$902	$7,705	$38	$(72)	$7,671
Segment income (loss)	$1,021	$284	$1,305	$(203)	$—	$1,102
Less: Noncontrolling interests						(13)
Add: Preferred stock dividend						39
Discontinued operations						(3)
Net Income						$1,151
Segment assets(a)	$156,606	$17,464	$174,070	$4,600	$—	$178,670

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended March 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,381	$888	$7,269	$7	$—	$7,276
Intersegment revenues	17	23	40	24	(64)	—
Total revenues	$6,398	$911	$7,309	$31	$(64)	$7,276
Segment income (loss)	$791	$287	$1,078	$(168)	$—	$910
Less: Noncontrolling interests						43
Add: Preferred stock dividend						39
Discontinued operations						(145)
Net Income						$761
(a)Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$458	$220	$678	$—	$—	$678
Segment income (loss)/Net income	$55	$41	$96	$(2)	$—	$94
Segment assets	$7,935	$4,350	$12,285	$13	$7	$12,305

	Three Months Ended March 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$474	$235	$709	$—	$709
Segment income (loss)/Net income	$49	$52	$101	$(1)	$100
4. REGULATORY MATTERS
RATE-RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO, TPUC and KPSC approve rates for retail electric and natural gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio and Indiana), as well as sales of transmission service. The FERC also regulates certification and siting of new interstate natural gas pipeline projects. For open regulatory matters, unless otherwise noted, the Subsidiary Registrants and Duke Energy Kentucky cannot predict the outcome or ultimate resolution of their respective matters.
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
On February 24, 2022, the NRC issued a decision in the SLR appeal related to Florida Power and Light's Turkey Point nuclear generating station in Florida. The NRC ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. Although Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. On November 7, 2022, Duke Energy Carolinas submitted a supplement to its environmental report addressing environmental impacts during the SLR period. On September 14, 2023, the NRC posted on its website that the issuance of the GEIS will now be issued in August 2024 instead of May 2024 due to the volume and technical complexity of the comments received. On March 6, 2024, the NRC staff submitted the rulemaking, which included the updated GEIS, to the NRC.
On December 19, 2022, the NRC published a notice in the Federal Register that the NRC will conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at ONS during the SLR period. The NRC received comments from the EPA and the Petitioners and these comments identify 18 potential impacts that should be considered by the NRC in the EIS, which include, but are not limited to, climate change and flooding, environmental justice, severe accidents, and external events. On February 8, 2024, the NRC issued the Oconee site-specific draft EIS. The NRC and EPA published the notice for the public to submit comments on the ONS site-specific draft EIS. On April 29, 2024, the petitioners filed a hearing request. The request proposed three contentions and claimed that the ONS site-specific draft EIS is inadequate to satisfy the requirements of NEPA and the NRC’s NEPA-implementing regulations. Duke Energy Carolinas' deadline to respond to any such requests was extended to May 31, 2024.
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
Duke Energy Carolinas
2023 North Carolina Rate Case
On January 19, 2023, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR Application included a Multiyear rate plan (MYRP) to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB 951. The application as originally filed requested an overall retail revenue increase of $501 million in Year 1, $172 million in Year 2 and $150 million in Year 3, for a combined total of $823 million, or 15.7%, by early 2026. The rate increase is driven primarily by transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carolinas Carbon Plan (Carbon Plan).
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
On December 15, 2023, the NCUC issued an order approving Duke Energy Carolinas' PBR Application, as modified by the partial settlements and the order, including an overall retail revenue increase of $436 million in Year 1, $174 million in Year 2 and $158 million in Year 3, for a combined total of $768 million. The order established an ROE of 10.1% based upon an equity ratio of 53% and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR Application and revised by the partial settlements. Duke Energy Carolinas implemented interim rates, subject to refund, on September 1, 2023. New revised Year 1 rates and the residential decoupling were implemented on January 15, 2024.
On February 13, 2024, a number of parties filed Notices of Appeal of the December 15, 2023, NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of various electric membership corporations (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters.

FINANCIAL STATEMENTS	REGULATORY MATTERS
2024 South Carolina Rate Case
On January 4, 2024, Duke Energy Carolinas filed a rate case with the PSCSC to request a net increase in annual retail revenues of 11.4%, or approximately $239 million, in the first two years, and an additional overall increase of about 4.1%, or approximately $84 million additional revenue, after the first two years. The requested increases, if approved, would result in an overall average 15.5% increase in annual retail revenues, or approximately $323 million, prior to mitigation efforts. Duke Energy Carolinas requested an ROE of 10.5% with an equity ratio of 53%. To mitigate the rate increase, Duke Energy Carolinas has proposed to accelerate the return of remaining federal unprotected EDIT balances to customers over two years. This offset reduces the impact to customers in the first two years to the effective net increase of 11.4% after which the credit for EDIT balances expire. Duke Energy Carolinas has requested the revised rates to be effective no later than August 1, 2024. Intervenor testimony and Duke Energy Carolinas' rebuttal testimony were filed in April 2024. The evidentiary hearing is scheduled to commence on May 20, 2024.
Marshall Combustion Turbines CPCN
On March 14, 2024, Duke Energy Carolinas filed with the NCUC an application to construct and operate two hydrogen-capable advanced-class simple-cycle combustion turbines (CTs) at the site of the existing Marshall Steam Station. The two new CTs – totaling approximately 850 MW – will enable the retirement of Marshall coal units 1 and 2 and provide incremental capacity to support system capacity needs and expanded flexibility to support integration of renewables. Pending regulatory approvals, construction is planned to start in 2026, and the CTs are targeted to be placed into service by the end of 2028. As part of the application, Duke Energy Carolinas noted that Construction Work in Progress for the proposed facility will accrue AFUDC and will not be in rate base, resulting in no impact on Duke Energy Carolinas' North Carolina retail revenue requirement during the construction period. The 2029 North Carolina retail revenue requirement for the proposed facility is estimated to be $104 million, representing an approximate average retail rate increase of 2.2% across all classes.
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
On August 18, 2023, the NCUC issued an order approving Duke Energy Progress' PBR Application, as modified by the partial settlements and the order, including an overall retail revenue increase of $233 million in Year 1, $126 million in Year 2 and $135 million in Year 3, for a combined total of $494 million. Key aspects of the order include the approval of North Carolina retail rate base for the historic base case of approximately $12.2 billion and capital projects and related costs to be included in the three-year MYRP, including $3.5 billion (North Carolina retail allocation) projected to go in service over the MYRP period. The order established an ROE of 9.8% based upon an equity ratio of 53% and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR Application and revised by the partial settlements. Duke Energy Progress implemented interim rates, subject to refund, on June 1, 2023, and implemented revised Year 1 rates and the residential decoupling on October 1, 2023.
On October 17, 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties are appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. On November 6, 2023, the AGO filed a Notice of Cross Appeal of the NCUC's determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. On November 9, 2023, Duke Energy Progress, the Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program.
2023 South Carolina Storm Securitization
On May 31, 2023, Duke Energy Progress filed a petition with the PSCSC requesting authorization for the financing of Duke Energy Progress' storm recovery costs through securitization due to storm recovery activities required as a result of the following storms: Pax, Ulysses, Matthew, Florence, Michael, Dorian, Izzy and Jasper. On September 8, 2023, Duke Energy Progress filed a comprehensive settlement agreement with all parties on all cost recovery issues raised in the storm securitization proceeding.
The evidentiary hearing occurred in early September 2023. On September 20, 2023, the PSCSC approved the comprehensive settlement agreement and on October 13, 2023, the PSCSC issued its financing order. The storm recovery bonds of $177 million were issued by Duke Energy Progress on April 25, 2024. Duke Energy Progress implemented storm recovery charges effective May 1, 2024. See notes 6 and 12 for more information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Person County Combined Cycle CPCN
On March 28, 2024, Duke Energy Progress filed with the NCUC its application to construct and operate a 1,360 MW hydrogen-capable, advanced-class combined-cycle generating facility (CC) in Person County at the site of the existing Roxboro Plant. Subject to negotiation of final contractual terms, the new Roxboro CC will be co-owned with the North Carolina Electric Membership Corporation (NCEMC), with Duke Energy Progress owning approximately 1,135 MW and NCEMC owning the remaining 225 MW. Pending regulatory approvals, construction is planned to start in 2026, with the CC targeted to be placed in service by the end of 2028. The CC will allow for the retirement of Roxboro’s coal-fired units 1 and 4. As part of the application, Duke Energy Progress noted that the recovery of Construction Work in Progress during the construction period for the proposed facility may be pursued in a future rate case. The 2029 North Carolina retail revenue requirement for the proposed facility is estimated to be $98 million, representing an approximate average retail rate increase of 2.6% across all classes.
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based upon an equity ratio of 53%. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain $173 million of the expected Department of Energy (DOE) award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of March 31, 2024, Duke Energy Florida has recognized $149 million into earnings, including $8 million and $54 million recognized during the three months ended March 31, 2024, and 2023, respectively. The remaining $24 million is expected to be recognized in 2024.
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
Clean Energy Connection
On July 1, 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program consisting of 10 new solar generating facilities with combined capacity of approximately 750 MW. The program allows participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The estimated cost of the 10 new solar generation facilities is approximately $1 billion and the projects are expected to be completed by the end of 2024. This investment is included in base rates offset by the revenue from the subscription fees and the credits will be included for recovery in the fuel cost recovery clause. The FPSC approved the program in January 2021.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Hurricanes Ian and Idalia
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve on January 23, 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. On March 7, 2023, the FPSC approved this request for interim recovery, subject to refund, and ordered Duke Energy Florida to file documentation of the total actual storm costs, once known. Duke Energy Florida filed documentation evidencing its total actual storm costs of $431 million on September 29, 2023. The FPSC will hold a final hearing to determine the prudence of these costs on May 21 and 22, 2024.
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
2024 Florida Rate Case
On April 2, 2024, Duke Energy Florida filed a formal request for new base rates with the FPSC. Duke Energy Florida has proposed a three-year rate plan that would begin in January 2025, once its current base rate settlement agreement concludes at the end of 2024. Duke Energy Florida proposed multiyear rate increases that use the projected 12-month periods ending December 31, 2025, 2026, and 2027 as the test years, with adjusted rates to be effective with the first billing period of January 2025, 2026, and 2027, respectively. Duke Energy Florida requested additional base rate revenue requirements of approximately $593 million in 2025, $98 million in 2026 and $129 million in 2027, representing an average annual increase in revenue requirements of approximately 4% over 2025 through 2027. Duke Energy Florida requested an ROE midpoint at 11.15% and an equity ratio of 53%. A final hearing on this request is scheduled to begin on August 12, 2024.
Duke Energy Ohio
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million. On September 19, 2022, Duke Energy Ohio filed a Stipulation and Recommendation with the PUCO, which includes an increase in overall electric distribution base rates of approximately $23 million with an equity ratio of 50.5% and an ROE of 9.5%. The stipulation is among all but one party to the proceeding. The PUCO issued an order on December 14, 2022, approving the Stipulation without material modification. Rates went into effect on January 3, 2023. The Ohio Consumers' Counsel filed an application for rehearing on January 13, 2023, arguing the Stipulation was unreasonable, discriminatory, and denied OCC due process. On March 20, 2024, the PUCO issued its Second Entry on Rehearing, denying OCC's rehearing application. OCC has 60 days to seek an appeal.
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
Duke Energy Ohio Electric Security Plan
On April 1, 2024, Duke Energy Ohio filed with the PUCO a request for an Electric Security Plan (ESP). The ESP application proposes a three-year term from June 1, 2025 through May 31, 2028 and includes continuation of market-based customer rates through competitive procurement processes for generation and continuation and expansion of existing rider mechanisms. Duke Energy Ohio is proposing a new rider mechanism relating to electric distribution infrastructure modernization programs, which may be enabled by and partially funded through federal or state funding opportunities, future battery storage projects, and two proposed electric vehicle programs. Additional proposed new rider mechanisms are related to solar for all investments for low-income and disadvantaged communities, low-income senior citizen bill assistance, and energy efficiency and demand-side management programs.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Kentucky Electric Base Rate Case
On December 1, 2022, Duke Energy Kentucky filed a rate case with the KPSC requesting an annualized increase in electric base rates of approximately $75 million. The request for rate increase was driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale Combustion Turbine (CT) generation stations. Duke Energy Kentucky also requested approval for new programs and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. New rates went into effect October 13, 2023. The Company's request to align the depreciation rates of East Bend with a 2035 retirement date was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC did approve the request to align the depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and the two electric vehicle charging programs.
On November 1, 2023, Duke Energy Kentucky filed for rehearing requesting certain matters be reconsidered by the KPSC. On November 21, 2023, KPSC granted in part and denied in part the Company's request for rehearing. On February 15, 2024, the KPSC issued a briefing schedule for the rehearing process. The briefing concluded on April 1, 2024, and the matter was submitted for decision on April 2, 2024.
On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to including decommissioning costs in depreciation rates for East Bend and Woodsdale. On January 8, 2024, answers to the appeal were filed by the KPSC, Kentucky Attorney General, and the Kentucky Broadband & Cable Association. On April 11, 2024, the Franklin County Circuit Court approved a briefing schedule with Duke Energy Kentucky's initial brief due June 26, 2024, appellee briefs due September 24, 2024, and Duke Energy Kentucky's reply brief due November 8, 2024.
Duke Energy Indiana
Indiana Coal Ash Recovery
In Duke Energy Indiana’s 2019 rate case, the IURC opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony on April 15, 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021 order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed.
In the second quarter of 2023, Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021 order date. On September 20, 2023, the commission approved the Company's proposal to remove the costs from its rates and assessed simple interest of the refunds of 4.71%, beginning from when the costs were initially recovered from customers. Duke Energy Indiana seeks to recover the pre-order costs denied by the Indiana Court of Appeals and certain future coal ash closure costs as part of depreciation costs in the 2024 Indiana Rate Case.
Duke Energy Indiana filed a new petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. An evidentiary hearing was held on January 25, 2024.
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
2024 Indiana Rate Case
On April 4, 2024, Duke Energy Indiana filed an application with the IURC for a rate increase of $492 million, representing an overall average bill increase of approximately 16.2%, which, if approved, would be added to retail customer bills in two steps, approximately 11.7% in 2025 and approximately 4.5% in 2026. Duke Energy Indiana requested an ROE of 10.5% with an equity ratio of 53%. The rate increase is driven by $1.6 billion in investments made since the last general rate case filed in 2019 in order to reliably serve customers, improve resiliency of the system, and advance environmental sustainability. An evidentiary hearing is scheduled to begin August 29, 2024.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Piedmont
2024 North Carolina Rate Case
On April 1, 2024, Piedmont filed an application with the NCUC for a rate increase for retail customers of approximately $159 million, which represents a 12.5% increase in retail revenues. Piedmont requested an ROE of 10.5% with an equity ratio of 53%. The rate increase is driven by significant infrastructure upgrade investments since the last general rate case, offset by lower fixed natural gas costs and remaining federal and state tax reform savings to be received by customers. Approximately 40% of the plant additions being rolled into rate base are categories of plant investment that are covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case. Piedmont plans to implement revised interim rates by November 1, 2024.
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
The following table contains information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Accounts Payable within Other Current Liabilities and Other within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2024	December 31, 2023
Reserves for Environmental Remediation
Duke Energy	$86	$88
Duke Energy Carolinas	23	23
Progress Energy	19	19
Duke Energy Progress	9	9
Duke Energy Florida	10	10
Duke Energy Ohio	34	36
Duke Energy Indiana	2	2
Piedmont	7	7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
For open litigation, unless otherwise noted, Duke Energy and the Subsidiary Registrants cannot predict the outcome or ultimate resolution of their respective matters.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
On January 28, 2023, the court denied certain motions including those by the generator defendants and TDUs and granted others. The generators and TDUs filed separate petitions for Writ of Mandamus to the Texas Court of Appeals seeking to overturn the denials. The TDUs' petition, filed first, was accepted and oral argument was held on October 23, 2023. In the cases against the generators, plaintiffs have dismissed the claims against Duke Energy (Parent). However, before Duke Energy (Parent) was dismissed from all cases, on December 14, 2023, without argument, the Court of Appeals accepted mandamus of the generator defendants’ appeal, which includes all Duke Energy entities, and directed the MDL court to dismiss all claims. Plaintiffs filed their Petition for Reconsideration on January 29, 2024, and the generator defendants responded on May 6, 2024. Regardless of the outcome of any motion for reconsideration or appeal, claims against Duke Energy (Parent) will remain dismissed. In October 2023, in conjunction with the closing of the sale of the utility-scale solar and wind group, all but one of the project company lawsuits transferred to Brookfield. Based on legal proceedings to date and applicable insurance and reinsurance coverage, Duke Energy (Parent) does not anticipate any material financial impacts with this remaining case. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
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
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolinas' termination of the LGIA, FERC issued a ruling that 1) it has exclusive jurisdiction to determine whether a transmission provider may terminate an LGIA; 2) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer; and 3) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. On April 6, 2023, Duke Energy Carolinas received notice from the FERC Office of Enforcement that they have closed their non-public investigation with no further action recommended.
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the District Court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal was completed on June 30, 2023. Oral argument is scheduled for May 7, 2024.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $417 million at March 31, 2024, and $423 million at December 31, 2023. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2043 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2043 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $572 million at March 31, 2024, and December 31, 2023. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $9 million as of March 31, 2024, and December 31, 2023, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
Duke Energy Indiana
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). A trial date has not yet been set. On June 30, 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material to Duke Energy, and as a result, AEGIS was dismissed from the litigation on July 13, 2023. On December 11, 2023, Duke Energy Indiana and Munich Reinsurance America, Inc. (formerly known as American Re-Insurance Company) (AmRe) reached a confidential settlement, the results of which were not material, and AmRe was dismissed from the litigation on January 18, 2024. The lawsuit remains pending as to the other insurers but is stayed until June 14, 2024, to allow for further settlement negotiations with other defendants.
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
6. DEBT AND CREDIT FACILITIES
In April 2024, Duke Energy issued 750 million euros aggregate principal amount of 3.75% senior notes due April 2031. Duke Energy's obligations under its euro-denominated fixed-rate notes were effectively converted to fixed-rate U.S. dollars at issuance through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments. The $815 million equivalent in U.S. dollars were used to repay a portion of a $1 billion debt maturity due April 2024, pay down short-term debt and for general corporate purposes. See Note 9 for additional information.
In April 2024, Duke Energy Florida issued $173 million of First Mortgage Bonds due April 2074, with an interest rate of SOFR minus 35 basis points. Proceeds were used to pay down a portion of the DEFR accounts receivable securitization facility maturing in April 2024, and for general company purposes. The terms of the indenture could require repayment in less than 12 months if exercised by the bondholders and, as such, these first mortgage bonds will be classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets.
In April 2024, Duke Energy Progress issued $177 million of storm recovery bonds at an interest rate of 5.404%. Proceeds were used to finance the South Carolina portion of restoration expenditures related to the following storms: Pax, Ulysses, Matthew, Florence, Michael, Dorian, Izzy and Jasper. See notes 4 and 12 for more information.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2024
				Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Ohio	Indiana
Unsecured Debt
January 2024(a)	January 2027	4.85%	$600	$600	$—	$—	$—	$—
January 2024(a)	January 2029	4.85%	650	650	—	—	—	—
First Mortgage Bonds
January 2024(b)	January 2034	4.85%	$575	$—	$575	$—	$—	$—
January 2024(b)	January 2054	5.40%	425	—	425	—	—	—
March 2024(b)	March 2034	5.25%	300	—	—	—	—	300
March 2024(c)	March 2034	5.10%	500	—	—	500	—	—
March 2024(d)	March 2054	5.55%	425	—	—	—	425	—
Total issuances			$3,475	$1,250	$1,000	$500	$425	$300
(a)Proceeds were used to repay the remaining $1 billion outstanding on Duke Energy (Parent)'s variable rate Term Loan Facility due March 2024, pay down a portion of short-term debt and for general corporate purposes. Duke Energy (Parent)'s Term Loan Facility was terminated in March 2024 in conjunction with the payoff of remaining borrowings.
(b)Proceeds were used to pay down a portion of short-term debt and for general company purposes.
(c)Proceeds were used to fund eligible green energy projects, pay down a portion of short-term debt and for general company purposes.
(d)Proceeds were used to pay down a portion of short-term debt and for general corporate purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2024
Unsecured Debt
Duke Energy (Parent)	April 2024	3.750%	$1,000
Secured Debt
Duke Energy Florida(a)	April 2024	6.395%	163
Duke Energy Florida(a)	April 2024	6.226%	162
Duke Energy Carolinas(a)	January 2025	6.176%	500
First Mortgage Bonds
Duke Energy Florida(b)	October 2073	4.922%	200
Other(c)			249
Current maturities of long-term debt			$2,274
(a)Debt has a floating interest rate. In April 2024, Duke Energy Florida repaid the $325 million in total borrowings outstanding under the DEFR accounts receivable securitization facility maturing in April 2024 and terminated the facility. See Note 12 for additional information.
(b)While final maturity is October 2073, these first mortgage bonds are classified as Current maturities of long-term debt on the Consolidated Balance Sheets, based on terms of the indenture, which could require repayment in less than 12 months if exercised by the bondholders.
(c)Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2024, Duke Energy extended the termination date of its existing $9 billion Master Credit Facility to March 2029. The Duke Energy Registrants, excluding Progress Energy, have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. An amendment in conjunction with the issuance of the Convertible Senior Notes due April 2026 clarifies that payments due as a result of a conversion of a convertible note would not constitute an event of default.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	March 31, 2024
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$1,400	$1,575	$950	$1,050	$950	$800
Reduction to backstop issuances
Commercial paper(b)	(3,759)	(1,309)	(355)	(904)	(66)	(331)	(286)	(508)
Outstanding letters of credit	(38)	(26)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,122	$940	$1,041	$670	$877	$719	$583	$292
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Duke Energy Term Loan Facility
On March 26, 2024, Duke Energy (Parent) entered into a 364-day term loan facility with commitments totaling $700 million. Any undrawn commitments could be drawn up until April 25, 2024 (30 days after the effective date of the agreement) or are otherwise ineligible to be drawn. On April 24, 2024, $500 million was drawn under the facility with borrowings used for general corporate purposes. Borrowings can be prepaid at any time throughout the term of the facility. The terms and conditions of the facility are generally consistent with those governing Duke Energy's Master Credit Facility.
7. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2024, and December 31, 2023. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2024, and December 31, 2023.
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

	Three Months Ended March 31,
(in millions)	2024	2023
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$214	$196
Indemnification coverages(b)	11	9
JDA revenue(c)	16	13
JDA expense(c)	40	29
Intercompany natural gas purchases(d)	4	5
Progress Energy
Corporate governance and shared service expenses(a)	$188	$178
Indemnification coverages(b)	14	12
JDA revenue(c)	40	29
JDA expense(c)	16	13
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$114	$107
Indemnification coverages(b)	6	5
JDA revenue(c)	40	29
JDA expense(c)	16	13
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$74	$71
Indemnification coverages(b)	8	7
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$77	$73
Indemnification coverages(b)	2	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$102	$99
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$41	$38
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	23	24
Natural gas storage and transportation costs(e)	6	6
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
As discussed in Note 12, certain trade receivables were previously sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables were largely cash but included a subordinated note from CRC for a portion of the purchase price. In March 2024, Duke Energy repaid all outstanding CRC borrowings and terminated the related CRC credit facility.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2024
Intercompany income tax receivable	$—	$—	$—	$—	$—	$9	$—
Intercompany income tax payable	39	30	69	31	15	—	76

December 31, 2023
Intercompany income tax receivable	$—	$—	$—	$—	$91	$53	$—
Intercompany income tax payable	81	92	94	114	—	—	57
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2024, and 2023, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,550	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,402	850	1,325	875	450	200	27
Total notional amount	$4,952	$850	$1,325	$875	$450	$200	$27

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,300	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,727	1,050	1,250	925	325	400	27
Total notional amount	$5,027	$1,050	$1,250	$925	$325	$400	$27
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

	March 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	4,981	—	—	—	669	4,312	—
Natural gas (millions of dekatherms)	813	266	259	259	—	35	253

	December 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	13,608	—	—	—	1,616	11,992	—
Natural gas (millions of dekatherms)	846	279	274	274	—	30	263
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at March 31, 2024.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended March 31,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2024	2023
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$2	$5
	537	5.31%	500	euros	3.85%	June 2034	2	5
Total notional amount	$1,182		1,100	euros			$4	$10
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
In April 2024, Duke Energy issued 750 million euros aggregate principal amount of 3.75% senior notes due 2031. The notes were effectively converted to fixed-rate U.S. dollars at issuance for $815 million at 5.648%. See Note 6 for additional information.
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

Derivative Assets	March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$21	$1	$11	$1	$10	$—	$7	$1
Noncurrent	54	25	29	29	—	—	—	—
Total Derivative Assets – Commodity Contracts	$75	$26	$40	$30	$10	$—	$7	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$74	$—	$—	$—	$—	$—	$—	$—
Noncurrent	40	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Noncurrent	43	9	17	17	—	—	17	—
Total Derivative Assets – Interest Rate Contracts	$157	$9	$17	$17	$—	$—	$17	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	$23	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Foreign Currency Contracts	$23	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$255	$35	$57	$47	$10	$—	$24	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$335	$175	$126	$126	$—	$—	$19	$14
Noncurrent	213	53	48	48	—	—	—	112
Total Derivative Liabilities – Commodity Contracts	$548	$228	$174	$174	$—	$—	$19	$126
Interest Rate Contracts
Designated as Hedging Instruments
Current	$14	$—	$—	$—	$—	$—	$—	$—
Noncurrent	11	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Noncurrent	21	6	14	7	7	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$46	$6	$14	$7	$7	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$18	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$18	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$612	$234	$188	$181	$7	$1	$19	$126

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$25	$1	$3	$1	$2	$1	$18	$1
Noncurrent	57	26	31	31	—	—	—	—
Total Derivative Assets – Commodity Contracts	$82	$27	$34	$32	$2	$1	$18	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$31	$—	$—	$—	$—	$—	$—	$—
Noncurrent	17	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$5	$5	$—	$—	$—	$—	$—	$—
Noncurrent	10	3	—	—	—	—	7	—
Total Derivative Assets – Interest Rate Contracts	$63	$8	$—	$—	$—	$—	$7	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Foreign Currency Contracts	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$189	$35	$34	$32	$2	$1	$25	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$354	$177	$138	$138	$—	$—	$18	$20
Noncurrent	255	67	61	61	—	—	—	127
Total Derivative Liabilities – Commodity Contracts	$609	$244	$199	$199	$—	$—	$18	$147
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	26	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$13	$2	$11	$11	$—	$—	$—	$—
Noncurrent	39	14	24	9	15	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$103	$16	$35	$20	$15	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$729	$260	$234	$219	$15	$1	$18	$147
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

Derivative Assets	March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$95	$1	$11	$1	$10	$—	$7	$1
Offset	(1)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$94	$—	$10	$—	$10	$—	$7	$1
Noncurrent
Gross amounts recognized	$160	$34	$46	$46	$—	$—	$17	$—
Offset	(31)	(11)	(20)	(20)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$129	$23	$26	$26	$—	$—	$17	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$367	$175	$126	$126	$—	$—	$19	$14
Offset	(1)	(1)	(1)	(1)	—	—	—	—
Cash collateral posted	(85)	(39)	(26)	(26)	—	—	(19)	—
Net amounts presented in Current Liabilities: Other	$281	$135	$99	$99	$—	$—	$—	$14
Noncurrent
Gross amounts recognized	$245	$59	$62	$55	$7	$1	$—	$112
Offset	(31)	(11)	(20)	(20)	—	—	—	—
Cash collateral posted	$(52)	$(30)	$(21)	$(21)	$—	$—	$—	$—
Net amounts presented in Other Noncurrent Liabilities: Other	$162	$18	$21	$14	$7	$1	$—	$112

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$61	$6	$3	$1	$2	$1	$18	$1
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$59	$5	$2	$—	$2	$1	$18	$1
Noncurrent
Gross amounts recognized	$128	$29	$31	$31	$—	$—	$7	$—
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$91	$15	$9	$9	$—	$—	$7	$—

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$409	$179	$149	$149	$—	$—	$18	$20
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Cash collateral posted	(96)	(48)	(30)	(30)	—	—	(18)	—
Net amounts presented in Current Liabilities: Other	$311	$130	$118	$118	$—	$—	$—	$20
Noncurrent
Gross amounts recognized	$320	$81	$85	$70	$15	$1	$—	$127
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Cash collateral posted	(66)	(38)	(28)	(28)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$217	$29	$35	$20	$15	$1	$—	$127

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	March 31, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$314	$167	$147	$147
Fair value of collateral already posted	117	70	48	48
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$197	$97	$99	$99

	December 31, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$342	$175	$166	$166
Fair value of collateral already posted	144	86	58	58
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$198	$89	$108	$108
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2024, and December 31, 2023.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$140	$—	$—	$133
Equity securities	5,553	27	7,837	4,942	22	7,278
Corporate debt securities	8	46	659	12	43	632
Municipal bonds	4	16	332	6	16	347
U.S. government bonds	9	76	1,610	24	65	1,575
Other debt securities	—	13	209	1	13	178
Total NDTF Investments	$5,574	$178	$10,787	$4,985	$159	$10,143
Other Investments
Cash and cash equivalents	$—	$—	$21	$—	$—	$31
Equity securities	47	—	173	33	—	158
Corporate debt securities	—	6	87	—	6	82
Municipal bonds	—	1	79	1	2	77
U.S. government bonds	—	3	60	—	2	65
Other debt securities	—	3	45	—	2	47
Total Other Investments	$47	$13	$465	$34	$12	$460
Total Investments	$5,621	$191	$11,252	$5,019	$171	$10,603
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2024, and 2023, were as follows.

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
FV-NI:
Realized gains	$68	$26
Realized losses	18	46
AFS:
Realized gains	10	8
Realized losses	14	32
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$81	$—	$—	$51
Equity securities	3,226	19	4,514	2,886	14	4,196
Corporate debt securities	2	37	397	4	35	390
Municipal bonds	—	4	38	—	4	50
U.S. government bonds	4	41	854	13	33	826
Other debt securities	—	13	191	1	13	172
Total NDTF Investments	$3,232	$114	$6,075	$2,904	$99	$5,685

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2024, and 2023, were as follows.

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
FV-NI:
Realized gains	$53	$18
Realized losses	6	29
AFS:
Realized gains	4	5
Realized losses	6	20
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$59	$—	$—	$82
Equity securities	2,327	8	3,323	2,056	8	3,082
Corporate debt securities	6	9	262	8	8	242
Municipal bonds	4	12	294	6	12	297
U.S. government bonds	5	35	756	11	32	749
Other debt securities	—	—	18	—	—	6
Total NDTF Investments	$2,342	$64	$4,712	$2,081	$60	$4,458
Other Investments
Cash and cash equivalents	$—	$—	$15	$—	$—	$18
Municipal bonds	—	—	24	—	1	23
Total Other Investments	$—	$—	$39	$—	$1	$41
Total Investments	$2,342	$64	$4,751	$2,081	$61	$4,499
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2024, and 2023, were as follows.

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
FV-NI:
Realized gains	$15	$8
Realized losses	12	17
AFS:
Realized gains	6	3
Realized losses	8	12

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$48	$—	$—	$55
Equity securities	2,216	8	3,200	1,956	8	2,970
Corporate debt securities	5	9	248	7	8	229
Municipal bonds	4	12	294	6	12	297
U.S. government bonds	5	22	539	10	18	518
Other debt securities	—	—	16	—	—	6
Total NDTF Investments	$2,230	$51	$4,345	$1,979	$46	$4,075
Other Investments
Cash and cash equivalents	$—	$—	$12	$—	$—	$14
Total Other Investments	$—	$—	$12	$—	$—	$14
Total Investments	$2,230	$51	$4,357	$1,979	$46	$4,089
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2024, and 2023, were as follows.

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
FV-NI:
Realized gains	$15	$8
Realized losses	12	17
AFS:
Realized gains	6	3
Realized losses	8	12
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$11	$—	$—	$27
Equity securities	111	—	123	100	—	112
Corporate debt securities	1	—	14	1	—	13
U.S. government bonds	—	13	217	1	14	231
Other debt securities	—	—	2	—	—	—
Total NDTF Investments(a)	$112	$13	$367	$102	$14	$383
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$3
Municipal bonds	—	—	24	—	1	23
Total Other Investments	$—	$—	$26	$—	$1	$26
Total Investments	$112	$13	$393	$102	$15	$409
(a)During the three months ended March 31, 2024, and the year ended December 31, 2023, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2024, and 2023, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Equity securities	13	—	108	4	—	98
Corporate debt securities	—	—	8	—	—	8
Municipal bonds	—	1	45	1	1	46
U.S. government bonds	—	—	10	—	—	10
Total Investments	$13	$1	$172	$5	$1	$163
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2024, and 2023, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$126	$10	$101	$23	$78	$9
Due after one through five years	715	245	389	264	125	18
Due after five through 10 years	614	359	206	192	14	11
Due after 10 years	1,626	866	658	618	40	25
Total	$3,081	$1,480	$1,354	$1,097	$257	$63
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
Other fair value considerations
See Note 12 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the valuation of goodwill and intangible assets.
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

	March 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$140	$140	$—	$—	$—
NDTF equity securities	7,837	7,802	—	—	35
NDTF debt securities	2,810	873	1,937	—	—
Other equity securities	173	173	—	—	—
Other debt securities	271	50	221	—	—
Other cash and cash equivalents	21	21	—	—	—
Derivative assets	255	77	172	6	—
Total assets	11,507	9,136	2,330	6	35
Derivative liabilities	(612)	(51)	(561)	—	—
Net assets	$10,895	$9,085	$1,769	$6	$35

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$133	$133	$—	$—	$—
NDTF equity securities	7,278	7,241	—	—	37
NDTF debt securities	2,732	829	1,903	—	—
Other equity securities	158	158	—	—	—
Other debt securities	271	55	216	—	—
Other cash and cash equivalents	31	31	—	—	—
Derivative assets	189	37	137	15	—
Total assets	10,792	8,484	2,256	15	37
Derivative liabilities	(729)	(60)	(669)	—	—
Net assets	$10,063	$8,424	$1,587	$15	$37

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$15	$34
Purchases, sales, issuances and settlements:
Settlements	(13)	(20)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	4	(2)
Balance at end of period	$6	$12
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$81	$81	$—	$—
NDTF equity securities	4,514	4,479	—	35
NDTF debt securities	1,480	418	1,062	—
Other AFS debt securities	—	—	—	—
Derivative assets	35	—	35	—
Total assets	6,110	4,978	1,097	35
Derivative liabilities	(234)	—	(234)	—
Net assets	$5,876	$4,978	$863	$35

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$51	$51	$—	$—
NDTF equity securities	4,196	4,159	—	37
NDTF debt securities	1,438	375	1,063	—
Derivative assets	35	—	35	—
Total assets	5,720	4,585	1,098	37
Derivative liabilities	(260)	—	(260)	—
Net assets	$5,460	$4,585	$838	$37
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$59	$59	$—	$82	$82	$—
NDTF equity securities	3,323	3,323	—	3,082	3,082	—
NDTF debt securities	1,330	455	875	1,294	454	840
Other debt securities	24	—	24	23	—	23
Other cash and cash equivalents	15	15	—	18	18	—
Derivative assets	57	—	57	34	—	34
Total assets	4,808	3,852	956	4,533	3,636	897
Derivative liabilities	(188)	—	(188)	(234)	—	(234)
Net assets	$4,620	$3,852	$768	$4,299	$3,636	$663

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$48	$48	$—	$55	$55	$—
NDTF equity securities	3,200	3,200	—	2,970	2,970	—
NDTF debt securities	1,097	280	817	1,050	266	784
Other cash and cash equivalents	12	12	—	14	14	—
Derivative assets	47	—	47	32	—	32
Total assets	4,404	3,540	864	4,121	3,305	816
Derivative liabilities	(181)	—	(181)	(219)	—	(219)
Net assets	$4,223	$3,540	$683	$3,902	$3,305	$597
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$11	$11	$—	$27	$27	$—
NDTF equity securities	123	123	—	112	112	—
NDTF debt securities	233	175	58	244	188	56
Other debt securities	24	—	24	23	—	23
Other cash and cash equivalents	2	2	—	3	3	—
Derivative assets	10	—	10	2	—	2
Total assets	403	311	92	411	330	81
Derivative liabilities	(7)	—	(7)	(15)	—	(15)
Net assets	$396	$311	$85	$396	$330	$66
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at March 31, 2024, and December 31, 2023.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2024				December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$108	$108	$—	$—	$98	$98	$—	$—
Other debt securities	63	—	63	—	64	—	64	—
Other cash and cash equivalents	1	1	—	—	1	1	—	—
Derivative assets	24	2	17	5	25	5	7	13
Total assets	196	111	80	5	188	104	71	13
Derivative liabilities	(19)	(19)	—	—	(18)	(18)	—	—
Net assets	$177	$92	$80	$5	$170	$86	$71	$13

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$13	$29
Purchases, sales, issuances and settlements:
Settlements	(11)	(19)
Total gains included on the Condensed Consolidated Balance Sheet	3	1
Balance at end of period	$5	$11
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$1	$1	$—
Derivative liabilities	(126)	—	(126)	(147)	—	(147)
Net (liabilities) assets	$(125)	$1	$(126)	$(146)	$1	$(147)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.17	-	$2.13	$0.49
Duke Energy Indiana
FTRs	5	RTO auction pricing	FTR price – per MWh	—	-	8.95	1.45
Duke Energy
Total Level 3 derivatives	$6

	December 31, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$0.36	-	$2.11	$0.71
Duke Energy Indiana
FTRs	13	RTO auction pricing	FTR price – per MWh	(1.05)	-	9.64	1.26
Duke Energy
Total Level 3 derivatives	$15

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2024		December 31, 2023
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$77,253	$70,512	$75,252	$69,790
Duke Energy Carolinas	17,019	15,723	16,012	15,077
Progress Energy	24,198	22,505	23,759	22,553
Duke Energy Progress	12,178	10,824	11,714	10,595
Duke Energy Florida	10,377	9,888	10,401	10,123
Duke Energy Ohio	3,939	3,685	3,518	3,310
Duke Energy Indiana	4,800	4,437	4,502	4,230
Piedmont	3,669	3,273	3,668	3,336
(a)Book value of long-term debt includes $1.1 billion and $1.0 billion at March 31, 2024, and December 31, 2023, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both March 31, 2024, and December 31, 2023, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2024, and the year ended December 31, 2023, or is expected to be provided in the future that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the DEPR credit facility are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. Amounts borrowed under the DERF and DEFR credit facilities are reflected on the Condensed Consolidated Balance Sheets as Current maturities of long-term debt.
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are considered the primary beneficiaries and consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
In April 2024, Duke Energy Florida repaid all outstanding DEFR borrowings totaling $325 million and terminated the related DEFR credit facility. Additionally, Duke Energy Florida's related restricted receivables outstanding at DEFR at the time of termination totaled $459 million and were transferred back to Duke Energy Florida to be collected and reported as Receivables on the Condensed Consolidated Balance Sheets.
Receivables Financing – CRC
CRC is a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, CRC bought certain accounts receivable arising from the sale of electricity, natural gas and related services from Duke Energy Ohio and Duke Energy Indiana. CRC then borrowed amounts under a credit facility to buy the receivables from Duke Energy Ohio and Duke Energy Indiana. Borrowing availability from the credit facility was limited to the amount of qualified receivables sold to CRC, which generally excluded receivables past due more than a predetermined number of days and reserved for expected past-due balances. The sole source of funds to satisfy the related debt obligation was cash collections from the receivables.
The proceeds Duke Energy Ohio and Duke Energy Indiana received from the sale of receivables to CRC were approximately 75% cash and 25% in the form of a subordinated note from CRC. The subordinated note was a retained interest in the receivables sold. Depending on collection experience, additional equity infusions to CRC would be required by Duke Energy to maintain a minimum equity balance of $3 million.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
CRC was considered a VIE because (i) equity capitalization was insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity was not held by the equity holder and (iii) deficiencies in net worth of CRC were funded by Duke Energy. The most significant activities that impacted the economic performance of CRC were decisions made to manage delinquent receivables. Duke Energy was considered the primary beneficiary and consolidated CRC as it made these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidated CRC.
In March 2024, Duke Energy repaid all outstanding CRC borrowings totaling $350 million and terminated the related CRC credit facility. Additionally, Duke Energy's related restricted receivables outstanding at CRC at the time of termination totaled $682 million, consisting of $316 million and $366 million of restricted receivables that were transferred back to Duke Energy Indiana and Duke Energy Ohio, respectively, to be collected and reported as Receivables on the Condensed Consolidated Balance Sheets.
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	(a)	January 2025	April 2025	(b)
Credit facility amount	(a)	$500	$400	(b)
Amounts borrowed at March 31, 2024	—	500	400	325
Amounts borrowed at December 31, 2023	312	500	400	325
Restricted Receivables at March 31, 2024	—	997	789	467
Restricted Receivables at December 31, 2023	663	991	833	532
(a)    In March 2024, Duke Energy repaid all outstanding CRC borrowings and terminated the related $350 million CRC credit facility.
(b)    In April 2024, Duke Energy Florida repaid all outstanding DEFR borrowings and terminated the related $325 million DEFR credit facility.
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2024	December 31, 2023
Regulatory Assets: Current	59	59
Current Assets: Other	9	37
Other Noncurrent Assets: Regulatory assets	790	803
Current Liabilities: Other	2	8
Current maturities of long-term debt	59	59
Long-Term Debt	800	831
Storm Recovery Bonds – Duke Energy Carolinas NC Storm Funding and Duke Energy Progress NC Storm Funding
Duke Energy Carolinas NC Storm Funding, LLC (DECNCSF) and Duke Energy Progress NC Storm Funding, LLC (DEPNCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress, respectively. These entities were formed in 2021 for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs incurred in North Carolina.
In November 2021, DECNCSF and DEPNCSF issued $237 million and $770 million of senior secured bonds, respectively and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property was created by state legislation and NCUC financing orders for the purpose of financing storm costs incurred in 2018 and 2019. The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Carolinas’ and Duke Energy Progress’ North Carolina retail customers until the bonds are paid in full and all financing costs have been recovered. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Carolinas or Duke Energy Progress.

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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	March 31, 2024		December 31, 2023
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	5	18	9	31
Other Noncurrent Assets: Regulatory assets	193	633	196	643
Other Noncurrent Assets: Other	1	4	1	2
Current Liabilities: Other	1	4	10	34
Current maturities of long-term debt	11	34	3	8
Long-Term Debt	203	663	208	680
Storm Recovery Bonds – Duke Energy Progress SC Storm Funding
Duke Energy Progress SC Storm Funding, LLC (DEPSCSF) is a bankruptcy remote, wholly owned special purpose subsidiary of Duke Energy Progress. This entity was formed in 2023 for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Progress’ unrecovered regulatory assets related to storm costs incurred in South Carolina.
In April 2024, DEPSCSF issued $177 million of senior secured bonds and used the proceeds to acquire storm recovery property from Duke Energy Progress. The storm recovery property was created by state legislation and a PSCSC financing order for the purpose of financing storm costs incurred from 2014 through 2022. The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Progress’ South Carolina retail customers until the bonds are paid in full and all financing costs have been recovered. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Progress.
DEPSCSF is considered a VIE primarily because the equity capitalization is insufficient to support their operations. Duke Energy Progress has the power to direct the significant activities of the VIE as described above and therefore Duke Energy Progress is considered the primary beneficiary and consolidates DEPSCSF.
Procurement Company – Duke Energy Florida
Duke Energy Florida Purchasing Company, LLC (DEF ProCo) is a wholly owned special purpose subsidiary of Duke Energy Florida. DEF ProCo was formed in 2023 as the primary procurer of equipment, materials and supplies for Duke Energy Florida. DEF ProCo interacts with third-party suppliers on Duke Energy Florida’s behalf with credit and risk support provided by Duke Energy Florida. DEF ProCo is a qualified reseller under Florida tax law and conveys acquired assets to Duke Energy Florida through leases on each acquired asset.
This entity is considered a VIE primarily because the equity capitalization is insufficient to support their operations. Duke Energy Florida has the power to direct the significant activities of this VIE as described above and therefore Duke Energy Florida is considered the primary beneficiary and consolidates the procurement company.
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	March 31, 2024	December 31, 2023
Inventory	$470	$462
Accounts Payable	179	188

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	March 31, 2024
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—
Investments in equity method unconsolidated affiliates	63	—	—
Other noncurrent assets	30	—	—
Total assets	$93	$—	$—
Other current liabilities	1	—	—
Other noncurrent liabilities	6	—	—
Total liabilities	$7	$—	$—
Net assets	$86	$—	$—

	December 31, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$150	$208
Investments in equity method unconsolidated affiliates	67	—	—
Other noncurrent assets	43	—	—
Total assets	$110	$150	$208
Other current liabilities	4	—	—
Other noncurrent liabilities	5	—	—
Total liabilities	$9	$—	$—
Net assets	$101	$150	$208
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
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC as of December 31, 2023. The subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value as of December 31, 2023.
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Receivables sold	$—	$361	$—	$351
Less: Retained interests	—	150	—	208
Net receivables sold	$—	$211	$—	$143

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2024	2023	2024	2023
Sales
Receivables sold	$474	$725	$473	$942
Loss recognized on sale	7	9	6	10
Cash flows
Cash proceeds from receivables sold	$478	$750	$523	$1,028
Return received on retained interests	4	6	4	8
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Progress Energy	$52	$30	$7	$7	$7	$29	$132
Duke Energy Progress	6	—	—	—	—	—	6
Duke Energy Florida	46	30	7	7	7	29	126
Duke Energy Indiana	12	17	17	15	5	—	66
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Piedmont	$49	$61	$51	$49	$46	$195	$451
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,115	$1,058	$1,517	$742	$775	$253	$287	$—
General	1,934	717	866	422	444	152	201	—
Industrial	822	340	266	177	89	32	183	—
Wholesale	554	138	355	326	29	14	48	—
Other revenues	253	99	149	78	71	22	34	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,678	$2,352	$3,153	$1,745	$1,408	$473	$753	$—

Gas Utilities and Infrastructure
Residential	$520	$—	$—	$—	$—	$147	$—	$373
Commercial	240	—	—	—	—	57	—	183
Industrial	47	—	—	—	—	11	—	38
Power Generation	—	—	—	—	—	—	—	8
Other revenues	40	—	—	—	—	5	—	35
Total Gas Utilities and Infrastructure revenue from contracts with customers	$847	$—	$—	$—	$—	$220	$—	$637

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,532	$2,352	$3,153	$1,745	$1,408	$693	$753	$637

Other revenue sources(a)	$139	$55	$75	$43	$28	$(15)	$6	$39
Total revenues	$7,671	$2,407	$3,228	$1,788	$1,436	$678	$759	$676

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended March 31, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,851	$824	$1,421	$607	$814	$234	$372	$—
General	1,831	588	841	358	483	135	270	—
Industrial	891	296	272	177	95	71	251	—
Wholesale	550	135	348	319	29	9	58	—
Other revenues	144	78	121	68	53	27	15	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,267	$1,921	$3,003	$1,529	$1,474	$476	$966	$—

Gas Utilities and Infrastructure
Residential	$507	$—	$—	$—	$—	$162	$—	$345
Commercial	233	—	—	—	—	58	—	175
Industrial	47	—	—	—	—	9	—	37
Power Generation	—	—	—	—	—	—	—	23
Other revenues	40	—	—	—	—	6	—	19
Total Gas Utilities and Infrastructure revenue from contracts with customers	$827	$—	$—	$—	$—	$235	$—	$599

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,101	$1,921	$3,003	$1,529	$1,474	$711	$966	$599

Other revenue sources(a)	$175	$13	$45	$4	$36	$(2)	$9	$76
Total revenues	$7,276	$1,934	$3,048	$1,533	$1,510	$709	$975	$675
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended March 31, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(42)	(20)	(22)	(9)	(12)	—	—	(1)
Credit Loss Expense	16	7	6	1	5	1	—	1
Other Adjustments	24	15	10	9	1	—	—	—
Balance at March 31, 2023	$214	$70	$75	$45	$30	$7	$4	$14

Balance at December 31, 2023	$205	$56	$74	$44	$31	$9	$5	$11
Write-Offs	(32)	(12)	(16)	(7)	(9)	—	—	(1)
Credit Loss Expense	10	7	9	4	5	1	2	2
Other Adjustments	21	11	6	6	—	31	9	—
Balance at March 31, 2024	$204	$62	$73	$47	$27	$41	$16	$12
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

FINANCIAL STATEMENTS	REVENUE
The aging of trade receivables is presented in the table below.

	March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,066	$361	$361	$250	$111	$113	$174	$57
Current	2,301	706	967	586	380	215	192	208
1-31 days past due	265	82	85	50	35	33	39	25
31-61 days past due	95	33	33	24	9	15	7	7
61-91 days past due	46	18	11	8	3	7	3	7
91+ days past due	215	64	57	21	36	67	23	4
Deferred Payment Arrangements(c)	115	40	39	29	10	28	7	1
Trade and Other Receivables	$4,103	$1,304	$1,553	$968	$584	$478	$445	$309

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(d)	$1,273	$399	$401	$280	$121	$4	$22	$108
Current	2,306	680	1,009	612	395	48	87	199
1-31 days past due	275	97	91	41	50	12	14	9
31-61 days past due	78	20	34	23	11	3	7	2
61-91 days past due	47	15	17	10	7	2	4	1
91+ days past due	253	67	69	24	45	46	27	3
Deferred Payment Arrangements(c)	104	34	43	26	17	6	—	—
Trade and Other Receivables	$4,336	$1,312	$1,664	$1,016	$646	$121	$161	$322
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)In March 2024, Duke Energy repaid all outstanding CRC borrowings and terminated the related CRC credit facility. Duke Energy's related restricted receivables outstanding at CRC at the time of termination totaled $682 million, consisting of $316 million and $366 million of restricted receivables that were transferred back to Duke Energy Indiana and Duke Energy Ohio, respectively, to be collected and reported as Receivables on the Condensed Consolidated Balance Sheets. See Note 12 for further information.
(c)Due to ongoing financial hardships impacting customers, Duke Energy has permitted customers to defer payment of past-due amounts through installment payment plans.
(d)Duke Energy Ohio and Duke Energy Indiana sold, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, CRC, and accounted for the transfers of receivables as sales. Accordingly, the receivables sold were not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. These receivables for unbilled revenues are $141 million and $197 million for Duke Energy Ohio and Duke Energy Indiana, respectively, as of December 31, 2023.

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net Income available to Duke Energy common stockholders	$1,099	$765
Less: Loss from discontinued operations attributable to Duke Energy common stockholders	(3)	(145)
Accumulated preferred stock dividends adjustment	12	12
Less: Impact of participating securities	2	1
Income from continuing operations available to Duke Energy common stockholders	$1,112	$921

Loss from discontinued operations, net of tax	$(3)	$(209)
Add: Loss attributable to NCI	—	64
Loss from discontinued operations attributable to Duke Energy common stockholders	$(3)	$(145)

Weighted average common shares outstanding – basic and diluted	771	770
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.44	$1.20
Loss Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted(a)	$—	$(0.19)
Potentially dilutive items excluded from the calculation(b)	2	2
Dividends declared per common share	$1.025	$1.005
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359
Dividends declared on Series B preferred stock per share(d)	$24.375	$24.375
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
In March 2024, Duke Energy marketed its first tranche, issuing 0.8 million shares of common stock through an equity forward transaction under the ATM program with an initial forward price of $92.77 per share. The equity forward requires Duke Energy to either physically settle the transaction by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternative is at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the ATM offering until settlement of the equity forward occurs, which is expected during or prior to December 2024. The initial forward sale price will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreement. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method.
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$28	$9	$8	$5	$3	$1	$2	$1
Interest cost on projected benefit obligation	82	20	26	12	14	4	6	2
Expected return on plan assets	(154)	(41)	(54)	(25)	(29)	(6)	(10)	(5)
Amortization of actuarial loss	8	2	2	1	1	—	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	—	(2)
Amortization of settlement charges	5	2	1	1	—	—	—	1
Net periodic pension costs	$(34)	$(8)	$(17)	$(6)	$(11)	$(1)	$(1)	$(2)

	Three Months Ended March 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$30	$10	$9	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	86	21	27	12	14	4	7	2
Expected return on plan assets	(147)	(40)	(50)	(23)	(26)	(6)	(10)	(5)
Amortization of actuarial loss	2	—	1	—	1	—	1	—
Amortization of prior service credit	(3)	—	—	—	—	—	—	(2)
Amortization of settlement charges	5	2	1	1	—	—	—	1
Net periodic pension costs	$(27)	$(7)	$(12)	$(5)	$(8)	$(1)	$(1)	$(3)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2024, and 2023.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three months ended March 31, 2024, and 2023.
16. INCOME TAXES
On August 16, 2022, the IRA was signed into law. Among other provisions, the IRA created a new, zero-emission nuclear power PTC available for taxpayers beginning January 1, 2024. In the first quarter of 2024, Duke Energy Carolinas and Duke Energy Progress recorded a PTC deferred tax asset of approximately $107 million and $14 million, respectively. These amounts represent the net realizable value of the PTCs, which were deferred to a regulatory liability. The Subsidiary Registrants will work with the state utility commissions on the best regulatory process to pass the net realizable value back to customers over time. See Note 4 for additional information on Duke Energy Carolinas' approval for a stand-alone rider starting January 1, 2025. The Company will continue to assess its calculations and interpretations as new information and guidance becomes available.
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2024	2023
Duke Energy	13.4%	13.8%
Duke Energy Carolinas	11.5%	11.4%
Progress Energy	16.5%	16.7%
Duke Energy Progress	15.0%	14.6%
Duke Energy Florida	19.4%	19.9%
Duke Energy Ohio	16.8%	16.7%
Duke Energy Indiana	17.3%	17.2%
Piedmont	19.6%	17.7%
The increase in the ETR for Piedmont for the three months ended March 31, 2024, was primarily due to a decrease in the amortization of EDIT.

FINANCIAL STATEMENTS	SUBSEQUENT EVENTS

17. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities, derivatives, and variable interest entities see Notes 4, 5, 6, 9, and 12, respectively.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2024, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2023.
Executive Overview
Advancing Our Clean Energy Transition. During the three months ended March 31, 2024, we continued to execute on our clean energy transition, remaining focused on reliability and affordability while delivering increasingly clean energy and providing strong, sustainable value for shareholders, customers, communities and employees.
•In January 2024, we filed supplemental modeling and analysis with the NCUC and PSCSC related to our combined systemwide Carolinas Resource Plan filed in August 2023. These updates were necessary due to substantially increased load forecasts resulting from continued economic development successes in the Carolinas occurring since the systemwide integrated resource plan was prepared. In March 2024, we filed for CPCNs for new generation facilities at the sites of the current Marshall Steam Station and Roxboro Plant in the Carolinas. Our energy transition strategy continues to focus on delivering a path to cleaner energy in a manner that protects grid reliability and affordability, all while meeting the energy demands of the growing and economically vibrant communities that we serve.
•As we continue to strengthen our grid and bring clean energy resources online, our customers are important partners in our clean energy future. In January 2024, we received approval for PowerPairSM, a new incentive-based pilot program for installing home solar generation with battery energy storage in our Duke Energy Carolinas and Duke Energy Progress North Carolina service territories. Enrollment options for residential customers that participate in the pilot include a one-time incentive of up to $9,000 for the installation of a solar plus battery system.
Regulatory Activity. During the three months ended March 31, 2024, we continued to move our regulatory strategy forward. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In April 2024, we filed formal requests for new base rates across several jurisdictions including Duke Energy Florida, Duke Energy Indiana and Piedmont.
•Duke Energy Florida filed a three-year rate plan that would begin in January 2025, once its current base rate settlement agreement concludes at the end of 2024, and proposed approximately $4.9 billion in investments to reduce outages, expand solar generation, and increase generation unit efficiency. The overall additional base rate revenue requirement would be $820 million over the three-year period and, if approved by the FPSC, will facilitate improved grid reliability for a growing customer base, reduced fuel consumption at existing power plants, and the construction of 14 new solar plants, providing 1,050 MW of clean energy to Florida's grid.
•Duke Energy Indiana filed a general rate case with the IURC requesting an overall increase in revenues of $492 million. This is the first base rate case filed by Duke Energy Indiana since 2019 and reflects strategic investments to improve grid reliability and security, serve a growing customer base, and meet environmental regulations. These investments, which include approximately 345 miles of new power lines expected to be constructed through 2025, will support the more than 60,000 new customers anticipated since our last base rate case.
•Piedmont filed a general rate case with the NCUC requesting an overall increase in revenues of $159 million. This is the first base rate case filed by Piedmont in North Carolina since 2021 and reflects significant investments to support ongoing service reliability, system growth, and compliance with federal pipeline safety regulations in addition to two energy reliability centers in eastern North Carolina.
•Also, in April 2024, Duke Energy Progress issued $177 million of storm recovery bonds, our first issuance under South Carolina's 2022 securitization legislation, which provided the necessary framework for us to lower the bill impacts on our customers related to critical storm restoration activities.
•In January 2024, Duke Energy Carolinas filed a South Carolina rate case requesting an overall increase in revenues of approximately $323 million, prior to proposed mitigation efforts including the acceleration of the return of certain EDIT balances. This is the first base rate case filed by Duke Energy Carolinas in the state since 2018 and reflects the South Carolina retail allocation of significant investments, including approximately $1.5 billion of transmission and distribution assets and certain coal ash related compliance costs.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.

MD&A	MATTERS IMPACTING FUTURE RESULTS
Regulatory Matters
Coal Ash Costs
Future spending of coal ash costs, including amounts recorded for depreciation and liability accretion, is expected to be recovered in future rate cases or rider filings. The majority of spend is expected to occur over the next 10 years.
Duke Energy Indiana has interpreted the CCR Rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and established methods of compliance. Interpretation of the requirements of the CCR Rule is subject to further legal challenges and regulatory approvals, which could result in additional coal ash basin closure requirements, higher costs of compliance and greater asset retirement obligations. Additionally, Duke Energy Indiana has retired facilities that are not subject to the CCR Rule. Duke Energy Indiana may incur costs at these facilities to comply with environmental regulations or to mitigate risks associated with on-site storage of coal ash. For more information, see "Other Matters" and Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters."
Fuel Cost Recovery
As a result of rapidly rising commodity costs during 2022, including natural gas, fuel and purchased power prices in excess of amounts included in fuel-related revenues led to an increase in the under collection of fuel costs from customers in jurisdictions including Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These amounts have been deferred in regulatory assets and impacted the cash flows of the registrants, including increased borrowings to temporarily finance related expenditures until recovery. Regulatory filings have been made and approved for recovery of all remaining uncollected 2022 fuel costs. Across all jurisdictions, Duke Energy is currently on pace to recover approximately $1.9 billion of deferred fuel costs in 2024.We anticipate being in line with our historical average balance of deferred fuel costs by the end of this year.
Environmental Regulations
In April 2024, the EPA issued a final rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. The EPA also issued a final rule under section 111 of the Clean Air Act regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Duke Energy is reviewing these final rules and analyzing the potential impacts they could have on the Company, which could be material. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is evaluating potential legal challenges to the final rules. For more information, see "Other Matters."
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and other developments, including public policy outcomes, that could disrupt or impact the Company's supply chain and, as a result, may impact Duke Energy's execution of its capital plan, future financial results or the achievement of its clean energy goals.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2023. As of this date, all of the Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. While no goodwill impairment charges were recorded in 2023, the potential for continued interest rate pressures, and the related impact on the weighted average cost of capital, without timely or adequate updates to the regulated allowed return on equity or deteriorating economic conditions impacting GU&I's future cash flows or equity valuations of peer companies could impact the estimated fair value of GU&I, and goodwill impairment charges could be recorded in the future.
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
Discontinued operations primarily represents the operating results and impairments recognized related to the sale of the Commercial Renewables business disposal group.

MD&A	DUKE ENERGY
Three Months Ended March 31, 2024, as compared to March 31, 2023
GAAP reported EPS was $1.44 for the first quarter of 2024 compared to $1.01 in the first quarter of 2023. In addition to the drivers below, GAAP reported EPS increased primarily due to impairments on the sale of the Commercial Renewables business in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s first quarter 2024 adjusted EPS was $1.44 compared to $1.20 for the first quarter of 2023. The increase in adjusted EPS was primarily due to improved weather and favorable rate case impacts along with growth from riders and other margin, partially offset by higher interest expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2024		2023
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,099	$1.44	$765	$1.01
Adjustments:
Discontinued Operations(a)	3	—	145	0.19
Adjusted Earnings/Adjusted EPS	$1,102	$1.44	$910	$1.20
(a)Recorded in Loss from Discontinued Operations, net of tax, and Net (Income) Loss Attributable to Noncontrolling Interests.
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
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$6,803	$6,398	$405
Operating Expenses
Fuel used in electric generation and purchased power	2,355	2,396	(41)
Operation, maintenance and other	1,316	1,269	47
Depreciation and amortization	1,225	1,096	129
Property and other taxes	337	348	(11)
Impairment of assets and other charges	1	7	(6)
Total operating expenses	5,234	5,116	118
Gains on Sales of Other Assets and Other, net	6	1	5
Operating Income	1,575	1,283	292
Other Income and Expenses, net	131	130	1
Interest Expense	499	452	47
Income Before Income Taxes	1,207	961	246
Income Tax Expense	173	149	24
Less: Income Attributable to Noncontrolling Interest	13	21	(8)
Segment Income	$1,021	$791	$230

Duke Energy Carolinas GWh sales	22,388	20,919	1,469
Duke Energy Progress GWh sales	16,128	15,345	783
Duke Energy Florida GWh sales	8,839	8,990	(151)
Duke Energy Ohio GWh sales	5,780	5,642	138
Duke Energy Indiana GWh sales	7,475	7,350	125
Total Electric Utilities and Infrastructure GWh sales	60,610	58,246	2,364
Net proportional MW capacity in operation	54,504	54,314	190

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
The residential decoupling mechanism adjusts for variations in residential use per customer, including those due to weather and conservation, and is calculated based on an annual target revenue-per-customer.
Three Months Ended March 31, 2024, as compared to March 31, 2023
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, improved weather, and higher weather-normal retail sales volumes, partially offset by higher depreciation related to additional plant in service. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $149 million increase in retail sales due to improved weather compared to prior year, including impacts of decoupling;
•a $147 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Kentucky;
•a $40 million increase in weather-normal retail sales volumes;
•a $39 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers at Duke Energy Carolinas; and
•a $36 million increase in storm revenues at Duke Energy Florida due to Hurricane Idalia collections.
Partially offset by:
•a $49 million decrease in fuel revenues primarily due to net lower fuel cost recovery in the current year.
Operating Expenses. The variance was driven primarily by:
•a $129 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida, and higher depreciable base and higher net amortizations driven by the North Carolina rate cases at Duke Energy Carolinas and Duke Energy Progress; and
•a $47 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida, higher storm and nuclear outage costs at Duke Energy Progress, and higher storm costs at Duke Energy Carolinas.
Partially offset by:
•a $41 million decrease in fuel used in electric generation and purchased power due to lower deferred fuel amortization and lower fuel prices and volumes at Duke Energy Indiana, Duke Energy Florida and Duke Energy Ohio, partially offset by change in generation mix and higher recovery of fuel expense at Duke Energy Carolinas and Duke Energy Progress; and
•an $11 million decrease in property and other taxes primarily due to lower franchise and gross receipts tax, driven by lower revenues and lower property taxes at Duke Energy Florida.
Interest Expense. The variance was primarily driven by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT. The ETRs for the three months ended March 31, 2024, and 2023, were 14.3% and 15.5%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of EDIT.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$902	$911	$(9)
Operating Expenses
Cost of natural gas	232	298	(66)
Operation, maintenance and other	129	119	10
Depreciation and amortization	98	85	13
Property and other taxes	46	31	15
Impairment of assets and other charges	—	1	(1)
Total operating expenses	505	534	(29)
Operating Income	397	377	20
Other Income and Expenses, net	17	23	(6)
Interest Expense	61	50	11
Income Before Income Taxes	353	350	3
Income Tax Expense	69	63	6
Segment Income	$284	$287	$(3)

Piedmont LDC throughput (dekatherms)	163,265,015	161,463,793	1,801,222
Duke Energy Midwest LDC throughput (Mcf)	33,197,651	31,814,967	1,382,684
Three Months Ended March 31, 2024, as compared to March 31, 2023
GU&I’s results were impacted primarily by margin growth, partially offset by higher interest expense and operation, maintenance and other expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $66 million decrease due to lower natural gas costs passed through to customers, lower rates, and decreased off-system sales natural gas costs.
Partially offset by:
•a $21 million increase due to higher base rates, primarily from the Duke Energy Ohio rate case, partially offset by lower rider revenues at Duke Energy Ohio;
•a $16 million increase due to Tennessee ARM revenues;
•a $9 million increase due to customer growth; and
•an $8 million increase due to North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $66 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, lower rates, and decreased off-system sales natural gas costs.
Partially offset by:
•a $15 million increase in property and other taxes due to property tax true ups in the prior year and higher property tax in current year;
•a $13 million increase in depreciation and amortization due to higher depreciable base, lower CEP deferrals, an increase in rider amortization and higher depreciation for Foothills and Upper Piedmont projects; and
•a $10 million increase in operations, maintenance and other primarily due to higher outside services, labor and service company costs.
Other Income and Expenses, Net. The decrease was primarily due to lower production at SustainRNG.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of EDIT and an increase in pretax income. The ETRs for the three months ended March 31, 2024, and 2023, were 19.5% and 18.0%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Other

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$38	$31	$7
Operating Expenses	56	29	27
Gains on Sales of Other Assets and Other, net	5	6	(1)
Operating (Loss) Income	(13)	8	(21)
Other Income and Expenses, net	79	62	17
Interest Expense	294	256	38
Loss Before Income Taxes	(228)	(186)	(42)
Income Tax Benefit	(64)	(57)	(7)
Less: Preferred Dividends	39	39	—
Net Loss	$(203)	$(168)	$(35)
Three Months Ended March 31, 2024, as compared to March 31, 2023
Other's results were impacted by higher interest expense driven by higher outstanding long-term debt.
Operating Expenses. The increase was primarily driven by obligations to the Duke Energy Foundation and lower loss experience related to captive insurance claims in the prior year.
Other Income and Expenses, net. The increase was primarily due to higher yields on captive insurance investments and higher return on investments that fund certain employee benefit obligations.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances and interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily due to higher pretax losses. The ETRs for the three months ended March 31, 2024, and 2023, were 28.1% and 30.6%, respectively. The decrease in the ETR was primarily due to tax levelization, partially offset by non-deductible interest on company owned life insurance in the prior year.
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Loss From Discontinued Operations, net of tax	$(3)	$(209)	$206
Three Months Ended March 31, 2024, as compared to March 31, 2023
The variance was primarily driven by the impairment on the sale of the Commercial Renewables business recorded in the prior year.
DUKE ENERGY CAROLINAS
Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$2,407	$1,934	$473
Operating Expenses
Fuel used in electric generation and purchased power	860	623	237
Operation, maintenance and other	451	440	11
Depreciation and amortization	397	366	31
Property and other taxes	94	95	(1)
Impairment of assets and other charges	1	2	(1)
Total operating expenses	1,803	1,526	277
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	605	408	197
Other Income and Expenses, net	61	59	2
Interest Expense	180	160	20
Income Before Income Taxes	486	307	179
Income Tax Expense	56	35	21
Net Income	$430	$272	$158

MD&A	DUKE ENERGY CAROLINAS
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	6.9%
General service sales	4.8%
Industrial sales	(0.5)%
Wholesale power sales	19.1%
Joint dispatch sales	(0.3)%
Total sales	7.0%
Average number of customers	2.1%
Three Months Ended March 31, 2024, as compared to March 31, 2023
Operating Revenues. The variance was driven primarily by:
•a $238 million increase in fuel revenues due to higher fuel rates and volumes;
•a $91 million increase in retail pricing due to rates from the North Carolina retail rate case;
•an $80 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $31 million increase in rider revenues primarily due to the decrease in the return of EDIT to customers compared to the prior year; and
•a $21 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $237 million increase in fuel used in electric generation and purchased power primarily due to changes in the generation mix, the recovery of fuel expense and higher JDA purchased volumes and prices;
•a $31 million increase in depreciation and amortization primarily due to a higher depreciable base, and higher net amortizations driven by the North Carolina rate case; and
•an $11 million increase in operation, maintenance and other primarily due to higher storm costs.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
PROGRESS ENERGY
Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$3,228	$3,048	$180
Operating Expenses
Fuel used in electric generation and purchased power	1,143	1,191	(48)
Operation, maintenance and other	628	568	60
Depreciation and amortization	587	504	83
Property and other taxes	158	168	(10)
Impairment of assets and other charges	—	5	(5)
Total operating expenses	2,516	2,436	80
Gains on Sales of Other Assets and Other, net	7	6	1
Operating Income	719	618	101
Other Income and Expenses, net	62	59	3
Interest Expense	260	246	14
Income Before Income Taxes	521	431	90
Income Tax Expense	86	72	14
Net Income	$435	$359	$76

MD&A	PROGRESS ENERGY
Three Months Ended March 31, 2024, as compared to March 31, 2023
Operating Revenues. The variance was driven primarily by:
•a $63 million increase in retail sales due to improved weather compared to the prior year, including impacts of decoupling, at Duke Energy Progress;
•a $62 million increase in weather-normal retail sales volumes at Duke Energy Progress;
•a $44 million increase due to higher pricing from the North Carolina and South Carolina rate cases at Duke Energy Progress;
•a $36 million increase in storm revenues at Duke Energy Florida due to Hurricane Idalia collections; and
•a $10 million increase in wholesale revenues, net of fuel, due to higher capacity rates at Duke Energy Progress.
Partially offset by:
•a $46 million decrease in fuel and capacity revenues primarily due to lower rates at Duke Energy Florida, partially offset by an increase in fuel rates and volumes at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:
•an $83 million increase in depreciation and amortization due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida and higher depreciable base, and higher net amortizations driven by the North Carolina rate case, at Duke Energy Progress; and
•a $60 million increase in operation, maintenance and other primarily due to storm amortization at Duke Energy Florida and higher storm and nuclear outage costs at Duke Energy Progress.
Partially offset by:
•a $48 million decrease in fuel used in electric generation and purchased power primarily due to lower natural gas prices and the expiration of a purchased power contract in December 2023 at Duke Energy Florida, partially offset by higher volumes and prices, net of the recovery of fuel expense, at Duke Energy Progress; and
•a $10 million decrease in property and other taxes primarily due to lower franchise and gross receipts tax, driven by lower revenues and lower property taxes at Duke Energy Florida.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates at Duke Energy Progress.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
DUKE ENERGY PROGRESS
Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$1,788	$1,533	$255
Operating Expenses
Fuel used in electric generation and purchased power	620	545	75
Operation, maintenance and other	375	350	25
Depreciation and amortization	339	315	24
Property and other taxes	51	48	3
Impairment of assets and other charges	—	4	(4)
Total operating expenses	1,385	1,262	123
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	404	271	133
Other Income and Expenses, net	36	29	7
Interest Expense	120	102	18
Income Before Income Taxes	320	198	122
Income Tax Expense	48	29	19
Net Income	$272	$169	$103

MD&A	DUKE ENERGY PROGRESS
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2024
Residential sales	5.9%
General service sales	5.6%
Industrial sales	(5.4)%
Wholesale power sales	6.4%
Joint dispatch sales	(3.2)%
Total sales	5.1%
Average number of customers	2.1%
Three Months Ended March 31, 2024, as compared to March 31, 2023
Operating Revenues. The variance was driven primarily by:
•an $80 million increase in fuel revenues due to higher fuel rates and volumes;
•a $63 million increase in retail sales due to improved weather compared to prior year, including impacts of decoupling;
•a $62 million increase in weather-normal retail sales volumes;
•a $44 million increase due to higher pricing from the North Carolina and South Carolina rate cases; and
•a $10 million increase in wholesale revenues, net of fuel, due to higher capacity rates.
Operating Expenses. The variance was driven primarily by:
•a $75 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expenses and changes in the generation mix, partially offset by lower natural gas prices;
•a $25 million increase in operation, maintenance and other primarily due to higher storm costs and higher nuclear outage costs, net of levelization; and
•a $24 million increase in depreciation and amortization primarily due to a higher depreciable base, and higher net amortizations driven by the North Carolina rate case.
Interest Expense. The increase was driven primarily by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
DUKE ENERGY FLORIDA
Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$1,436	$1,510	$(74)
Operating Expenses
Fuel used in electric generation and purchased power	523	646	(123)
Operation, maintenance and other	251	213	38
Depreciation and amortization	248	190	58
Property and other taxes	106	120	(14)
Impairment of assets and other charges	—	1	(1)
Total operating expenses	1,128	1,170	(42)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	309	341	(32)
Other Income and Expenses, net	24	30	(6)
Interest Expense	111	115	(4)
Income Before Income Taxes	222	256	(34)
Income Tax Expense	43	51	(8)
Net Income	$179	$205	$(26)

MD&A	DUKE ENERGY FLORIDA
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

Increase (Decrease) over prior period	2024
Residential sales	(2.7)%
General service sales	(2.4)%
Industrial sales	1.5%
Wholesale power sales	(6.2)%
Total sales	(1.7)%
Average number of customers	2.2%
Three Months Ended March 31, 2024, as compared to March 31, 2023
Operating Revenues. The variance was driven primarily by:
•a $126 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates billed to retail customers.
Partially offset by:
•a $36 million increase in storm revenues due to Hurricane Idalia collections; and
•a $15 million increase in other revenues due to higher residential fixed bill program revenues and higher Clean Energy Connection subscription revenues.
Operating Expenses. The variance was driven primarily by:
•a $123 million decrease in fuel used in electric generation and purchased power primarily due to lower natural gas prices and the expiration of a purchased power contract in December 2023; and
•a $14 million decrease in property and other taxes primarily due to lower franchise and gross receipts tax, driven by lower revenues and lower property taxes.
Partially offset by:
•a $58 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base; and
•a $38 million increase in operation, maintenance and other primarily due to storm amortization.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income.
DUKE ENERGY OHIO
Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues
Regulated electric	$458	$474	$(16)
Regulated natural gas	220	235	(15)
Total operating revenues	678	709	(31)
Operating Expenses
Fuel used in electric generation and purchased power	138	176	(38)
Cost of natural gas	61	92	(31)
Operation, maintenance and other	126	123	3
Depreciation and amortization	99	90	9
Property and other taxes	102	80	22
Total operating expenses	526	561	(35)
Operating Income	152	148	4
Other Income and Expenses, net	6	8	(2)
Interest Expense	45	36	9
Income Before Income Taxes	113	120	(7)
Income Tax Expense	19	20	(1)
Net Income	$94	$100	$(6)

MD&A	DUKE ENERGY OHIO
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2024	2024
Residential sales	2.4%	3.8%
General service sales	(1.8)%	5.1%
Industrial sales	(9.1)%	6.0%
Wholesale electric power sales	271.4%	n/a
Other natural gas sales	n/a	4.0%
Total sales	2.4%	4.3%
Average number of customers	1.0%	1.0%
Three Months Ended March 31, 2024, as compared to March 31, 2023
Operating Revenues. The variance was driven primarily by:
•an $84 million decrease in fuel-related revenues primarily due to lower retail sales volumes, as well as decreased natural gas costs.
Partially offset by:
•a $21 million increase due to higher pricing due to the Duke Energy Ohio natural gas rate case net of decreases in the Ohio CEP rider and Accelerated Main Replacement Program (AMRP) Rider;
•a $12 million increase due to higher pricing due to the Duke Energy Kentucky electric rate case;
•a $10 million increase in revenues related to higher Ohio Valley Electric Corporation (OVEC) rider collections and OVEC sales into PJM Interconnection, LLC (PJM); and
•an $8 million increase in the Distribution Capital Investment (DCI) rider.
Operating Expenses. The variance was driven primarily by:
•a $69 million decrease in fuel expense primarily driven by lower retail prices for natural gas and purchased power, and a decrease in purchased power volumes.
Partially offset by:
•a $22 million increase in property and other taxes primarily due to property tax true ups for prior years and higher property tax in current year, partially offset by Network Integration Transmission Service (NITS) deferral and franchise taxes; and
•a $9 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the Duke Energy Kentucky electric rate case implemented in 2023 and CEP deferrals in 2024.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
DUKE ENERGY INDIANA
Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$759	$975	$(216)
Operating Expenses
Fuel used in electric generation and purchased power	271	449	(178)
Operation, maintenance and other	180	184	(4)
Depreciation and amortization	169	158	11
Property and other taxes	14	18	(4)
Total operating expenses	634	809	(175)
Operating Income	125	166	(41)
Other Income and Expenses, net	13	14	(1)
Interest Expense	57	52	5
Income Before Income Taxes	81	128	(47)
Income Tax Expense	14	22	(8)
Net Income	$67	$106	$(39)

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	3.4%
General service sales	(0.1)%
Industrial sales	(5.1)%
Wholesale power sales	15.3%
Total sales	1.7%
Average number of customers	1.6%
Three Months Ended March 31, 2024, as compared to March 31, 2023
Operating Revenues. The variance was driven primarily by:
•a $172 million decrease in retail fuel revenues primarily due to lower fuel cost recovery driven by lower retail sales volumes and fuel prices;
•a $32 million decrease in weather-normal retail sales volumes; and
•an $11 million decrease in wholesale revenues, including fuel, primarily due to the expiration of a wholesale customer contract.
Operating Expenses. The variance was driven primarily by:
•a $178 million decrease in fuel used in electric generation and purchased power primarily due to lower deferred fuel amortization as well as lower purchased power expense, natural gas and coal costs.
Partially offset by:
•an $11 million increase in depreciation and amortization primarily due to a higher depreciable base and coal ash related amortization.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income, partially offset by a decrease in the amortization of EDIT.
PIEDMONT
Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Operating Revenues	$676	$675	$1
Operating Expenses
Cost of natural gas	170	206	(36)
Operation, maintenance and other	95	89	6
Depreciation and amortization	62	57	5
Property and other taxes	15	16	(1)
Impairment of assets and other charges	—	1	(1)
Total operating expenses	342	369	(27)
Operating Income	334	306	28
Other Income and Expenses, net	17	16	1
Interest Expense	45	40	5
Income Before Income Taxes	306	282	24
Income Tax Expense	60	50	10
Net Income	$246	$232	$14

MD&A	PIEDMONT
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential deliveries	20.9%
Commercial deliveries	19.2%
Industrial deliveries	3.9%
Power generation deliveries	(7.6)%
For resale	4.1%
Total throughput deliveries	1.1%
Secondary market volumes	(11.6)%
Average number of customers	1.5%
The margin decoupling mechanism adjusts for variations in residential and commercial use per customer, including those due to weather and conservation. The weather normalization adjustment mechanisms mostly offset the impact of weather on bills rendered, but do not ensure full recovery of approved margin during periods when winter weather is significantly warmer or colder than normal.
Three Months Ended March 31, 2024, as compared to March 31, 2023
Operating Revenues. The variance was driven primarily by:
•a $16 million increase due to Tennessee ARM revenue recognition;
•a $9 million increase due to customer growth;
•an $8 million increase due to North Carolina IMR; and
•a $7 million increase due to South Carolina RSA.
Partially offset by:
•a $36 million decrease due to lower natural gas costs passed through to customers, lower rates, and decreased off-system sales natural gas costs.
Operating Expenses. The variance was driven primarily by:
•a $36 million decrease in the cost of natural gas due to lower natural gas costs passed through to customers, lower rates, and decreased off-system sales natural gas costs.
Partially offset by:
•a $6 million increase in operations, maintenance and other primarily due to higher outside services and software projects; and
•a $5 million increase in depreciation and amortization due to additional plant in service.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes and projected tax credits to be generated relating to the IRA, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2023, included a summary and detailed discussion of projected primary sources and uses of cash for 2024 to 2026.
As part of the ATM program, in March 2024, Duke Energy executed an equity forward sales agreement. Settlement of the forward sales agreement is expected to occur during or prior to December 2024. See Note 14 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details.
As of March 31, 2024, Duke Energy had $459 million of cash on hand and $5.1 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
As discussed in Note 12 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," Duke Energy terminated and repaid CRC in March 2024 and Duke Energy Florida terminated and repaid DEFR in April 2024. As a result of these repayments, CRC and DEFR have ceased operations and no longer acquire the receivables of Duke Energy’s subsidiaries. Duke Energy Carolinas and Duke Energy Progress continue to evaluate financing opportunities and anticipate termination and repayment of the borrowing facilities of DERF and DEPR prior to their scheduled termination dates in January 2025 and April 2025, respectively.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility. Additionally, see Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for the timing and use of proceeds from the sale of certain Commercial Renewables assets to affiliates of Brookfield and ArcLight Capital Partners, LLC.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$2,474	$1,483
Investing activities	(3,342)	(3,209)
Financing activities	1,029	1,747
Net increase in cash, cash equivalents and restricted cash	161	21
Cash, cash equivalents and restricted cash at beginning of period	357	603
Cash, cash equivalents and restricted cash at end of period	$518	$624
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2024	2023	Variance
Net income	$1,151	$761	$390
Non-cash adjustments to net income	1,586	1,556	30
Payments for asset retirement obligations	(115)	(117)	2
Working capital	(338)	(861)	523
Other assets and Other liabilities	190	144	46
Net cash provided by operating activities	$2,474	$1,483	$991
The variance is primarily driven by:
•a $523 million decrease in net cash outflows from working capital accounts, primarily due to the recovery of deferred fuel costs and the timing of accruals and payments; and
•a $420 million increase in net income, after adjustment for non-cash items, primarily due to improved weather and favorable rate case impacts along with growth from riders and other margin, partially offset by higher interest expense.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2024	2023	Variance
Capital, investment and acquisition expenditures	$(3,215)	$(3,152)	$(63)
Other investing items	(127)	(57)	(70)
Net cash used in investing activities	$(3,342)	$(3,209)	$(133)
The variance is primarily due to higher overall investments in the EU&I segment in the current year. Additionally, there were net proceeds of $76 million received in the prior year related to the sale of certain assets.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2024	2023	Variance
Issuances of long-term debt, net	$2,089	$2,705	$(616)
Notes payable, commercial paper and other short-term borrowings	(191)	(265)	74
Dividends paid	(806)	(815)	9
Contributions from noncontrolling interests	—	206	(206)
Other financing items	(63)	(84)	21
Net cash provided by financing activities	$1,029	$1,747	$(718)
The variance was primarily due to:
•a $616 million decrease in proceeds from net issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt; and
•a $206 million decrease in contributions from noncontrolling interests.
Partially offset by:
•a $74 million increase in net borrowings from notes payable and commercial paper.
OTHER MATTERS
Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, coal ash and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants. Refer to Note 4, "Regulatory Matters," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023, for more information regarding potential plant retirements and Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements, for further information regarding regulatory filings related to the Duke Energy Registrants.
In April 2024, the EPA issued a final rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The final rule also imposes a subset of the CCR Rule’s requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on previously unregulated coal ash sources at regulated facilities (CCR Management Units). CCR Management Units may include surface impoundments and landfills that closed prior to the effective date of the 2015 CCR Rule, inactive CCR landfills, and other areas where CCR is managed directly on the land at Duke Energy facilities. Duke Energy is reviewing the final rule and analyzing the potential impacts it could have on the Company, which could be material.
In April 2024, the EPA issued a final rule under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units (EGUs). EPA Rule 111 requires existing coal-fired power plants expected to operate in 2039 and beyond to reduce GHG emissions by 90% through the use of carbon capture and sequestration starting in 2032, subject to certain modifications for coal plants that retire sooner and co-fire natural gas. EPA Rule 111 also establishes GHG emissions reduction standards for new natural gas-fired EGUs, subject to carve-outs for smaller peaking units that fill gaps that cannot be met with renewables or storage. The EPA did not finalize emission guidelines for GHG emissions from existing fossil fuel-fired stationary combustion turbines and intends to address these is a future rulemaking. Duke Energy is reviewing the final rule and analyzing the potential impacts it could have on the Company, which could be material.
Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is evaluating potential legal challenges to the final rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023.
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

ITEM 4.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Duke Energy Registrants are, from time to time, parties to various lawsuits and regulatory proceedings in the ordinary course of their business. For information regarding legal proceedings, including regulatory and environmental matters, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Duke Energy Registrants’ financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Federal or state policies could be enacted that restrict the availability of, and increase the costs associated with the use of, fuels or generation technologies, such as natural gas or nuclear power, that enable Duke Energy to reduce its carbon emissions. For example, new EPA rules issued in April 2024 impose stringent GHG emission reduction standards, revised air toxic limits, and wastewater discharge limitations that may impact our carbon-reduction targets, and operational timeline and costs associated with certain new and existing generation. Supportive policies may be needed to facilitate the siting and cost recovery of transmission and distribution upgrades needed to accommodate the build out of large volumes of renewables and energy storage. Further, the approval of our state regulators will be necessary for the Company to continue to retire existing carbon emitting assets or make investments in new generating capacity. The Company may be constrained by the ability to procure resources or labor needed to build new generation at a reasonable price as well as to construct projects on time. In addition, new technologies that are not yet commercially available or are unproven at utility-scale will likely be needed, including carbon capture and sequestration and supporting infrastructure as well as new resources capable of following electric load over long durations such as advanced nuclear, hydrogen and long-duration storage. If these technologies are not developed or are not available at reasonable prices, or if we invest in early stage technologies that are then supplanted by technological breakthroughs, Duke Energy’s ability to achieve a net-zero target by 2050 at a cost-effective price could be at risk.
Achieving our carbon reduction goals will require continued operation of our existing carbon-free technologies including nuclear and renewables. The rapid transition to and expansion of certain low-carbon resources, such as renewables without cost-effective storage, may challenge our ability to meet customer expectations of reliability and affordability in a carbon constrained environment, particularly as demand increases. Our nuclear fleet is central to our ability to meet these objectives and customer expectations. We are continuing to seek to renew the operating licenses of the 11 reactors we operate at six nuclear stations for an additional 20 years, extending their operating lives to and beyond midcentury. Failure to receive approval from the NRC for the relicensing of any of these reactors could affect our ability to achieve a net-zero target by 2050.
As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its energy transition strategy, which may have an adverse effect on its financial condition.

OTHER INFORMATION
REGULATORY, LEGISLATIVE AND LEGAL RISKS
The Duke Energy Registrants are subject to numerous environmental laws and regulations requiring significant capital expenditures that can increase the cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.
The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including CCRs, air emissions, water quality, wastewater discharges, solid waste and hazardous waste. For example, the new EPA rules issued in April 2024, among other things, impose stringent GHG emissions limitations on existing coal plants and new natural gas plants and more stringent air toxic limits on existing coal plants, increase limitations on wastewater discharge, and impose groundwater monitoring and corrective action requirements on previously unregulated coal ash sources at regulated facilities (CCR Management Units) and inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). Potential legal challenges to such rules may not be successful, and adherence to these rules may increase the cost of compliance, impact generation resource mix and carbon-reduction targets, and negatively impact customer reliability and affordability due to such rules' imposition of stringent GHG emissions limitations and reliance on carbon capture technologies that are not yet adequately demonstrated at utility-scale. These and other environmental laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets, as well as reputational damage. The steps the Duke Energy Registrants could be required to take to ensure their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and their contracts with customers. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in environmental laws or regulations to more stringent compliance levels could, and are likely to, result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. The costs to comply with environmental laws and regulations could have a material effect on the Duke Energy Registrants’ results of operations, financial position or cash flows.
The EPA has issued or proposed federal regulations, including the new rules issued in April 2024, governing the management of cooling water intake structures, wastewater, CCR management units, air toxics emissions, and CO2 emissions. New state legislation in response to such regulations could impose carbon reduction goals that are more aggressive than the Company's plans. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.
OPERATIONAL RISKS
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
During 2015, EPA regulations were enacted related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the RCRA and apply to electric generating sites with new and existing landfills and, new and existing surface impoundments, and establish requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments will continue to be regulated by existing state laws, regulations and permits, as well as additional legal requirements that may be imposed in the future, such as the settlement reached with the NCDEQ to excavate seven of the nine remaining coal ash basins in North Carolina, and partially excavate the remaining two, and the EPA's January 11, 2022, issuance of a letter interpreting the CCR Rule, including its applicability and closure provisions. Most recently, in April 2024, the EPA issued its final Legacy Surface Impoundment Rule, which significantly expands the scope of the 2015 CCR Rule to apply to legacy CCR surface impoundments (inactive impoundments at retired facilities) and CCR management units (previously unregulated coal ash sources at regulated facilities). These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, including increased operating and maintenance costs, which could affect the results of operations, financial position and cash flows of the Duke Energy Registrants. The Duke Energy Registrants will continue to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of necessary and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for and amount of recovery of such costs could have a material adverse impact on Duke Energy's cash flows.
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

OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
One-hundred and tenth Supplemental Indenture, dated as of January 5, 2024, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K, filed on January 5, 2024, File No. 1-04928).
X
4.2
One-hundred and eleventh Supplemental Indenture, dated as of January 5, 2024, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and a form of global bonds representing the First and Refunding Mortgage Bonds, 4.85% Series due 2034 (incorporated by reference to Exhibit 4.3 to registrant's Current Report on Form 8-K, filed on January 5, 2024, File No. 1-04928).
X
4.3
Seventy-second Supplemental Indenture, dated as of March 1, 2024, between the registrant and Deutsche Bank National Trust Company, as Trustee and form of global bond (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 1, 2024, File No. 1-3543).
X
4.4
Forty-ninth Supplemental Indenture, dated as of March 14, 2024, between the registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, and form of global bond (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 14, 2024, File No. 1-1232).
X
4.5
Ninety-fifth Supplemental Indenture, dated as of March 1, 2024, among the registrant, The Bank of New York Mellon (formerly Irving Trust Company) and Christie Leppert (successor to Frederick G. Herbst) and form of global bond (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 14, 2024, File No. 1-3382).
X
*4.6	Term Loan Credit Agreement, dated as of March 26, 2024, by and among Duke Energy Corporation, as Borrower, the lenders party thereto and PNC Bank, N.A., as Administrative Agent	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

EXHIBITS

*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

EXHIBITS

*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	May 7, 2024	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2024	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)