Form 10-Q
period 2024-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC.
filed 2024-08-06
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at July 31, 2024:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	772,201,706
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2015 CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024, which significantly expands the scope of the 2015 CCR Rule

AFUDC	Allowance for funds used during construction

ARM	Annual Review Mechanism

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CCR	Coal Combustion Residuals

CEP	Capital Expenditure Program

CPCN	Certificate of Public Convenience and Necessity

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GLOSSARY OF TERMS

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMR	Integrity Management Rider

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

Piedmont	Piedmont Natural Gas Company, Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Regulated electric	$6,746	$6,176	$13,478	$12,500
Regulated natural gas	347	331	1,213	1,213
Nonregulated electric and other	79	71	152	141
Total operating revenues	7,172	6,578	14,843	13,854
Operating Expenses
Fuel used in electric generation and purchased power	2,228	2,039	4,563	4,416
Cost of natural gas	78	79	310	377
Operation, maintenance and other	1,320	1,375	2,699	2,685
Depreciation and amortization	1,409	1,333	2,796	2,560
Property and other taxes	393	353	779	742
Impairment of assets and other charges	43	—	44	8
Total operating expenses	5,471	5,179	11,191	10,788
Gains on Sales of Other Assets and Other, net	6	31	18	38
Operating Income	1,707	1,430	3,670	3,104
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	21	20	38	40
Other income and expenses, net	167	147	336	298
Total other income and expenses	188	167	374	338
Interest Expense	824	727	1,641	1,447
Income From Continuing Operations Before Income Taxes	1,071	870	2,403	1,995
Income Tax Expense From Continuing Operations	140	119	318	274
Income From Continuing Operations	931	751	2,085	1,721
Loss From Discontinued Operations, net of tax	(10)	(955)	(13)	(1,164)
Net Income (Loss)	921	(204)	2,072	557
Less: Net Income (Loss) Attributable to Noncontrolling Interests	21	16	34	(27)
Net Income (Loss) Attributable to Duke Energy Corporation	900	(220)	2,038	584
Less: Preferred Dividends	14	14	53	53
Net Income (Loss) Available to Duke Energy Corporation Common Stockholders	$886	$(234)	$1,985	$531

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.14	$0.91	$2.59	$2.10
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$(0.01)	$(1.23)	$(0.02)	$(1.41)
Net income (loss) available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.13	$(0.32)	$2.57	$0.69
Weighted Average Shares Outstanding
Basic and Diluted	772	771	771	770
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss)	$921	$(204)	$2,072	$557
Other Comprehensive Income, net of tax(a)
Pension and OPEB adjustments	—	1	16	—
Net unrealized gains on cash flow hedges	26	26	117	6
Reclassification into earnings from cash flow hedges	(3)	4	(1)	4
Net unrealized (losses) gains on fair value hedges	(29)	26	(21)	15
Unrealized (losses) gains on available-for-sale securities	(1)	(2)	(3)	4
Other Comprehensive (Loss) Income, net of tax	(7)	55	108	29
Comprehensive Income (Loss)	914	(149)	2,180	586
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	21	16	34	(27)
Comprehensive Income (Loss) Attributable to Duke Energy	893	(165)	2,146	613
Less: Preferred Dividends	14	14	53	53
Comprehensive Income (Loss) Available to Duke Energy Corporation Common Stockholders	$879	$(179)	$2,093	$560
(a)Net of income tax benefit of approximately $2 million and income tax expense of $16 million for the three months ended June 30, 2024, and 2023, respectively and approximately $32 million and $9 million of income tax expense for the six months ended June 30, 2024, and 2023, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$390	$253
Receivables (net of allowance for doubtful accounts of $119 at 2024 and $55 at 2023)	2,127	1,112
Receivables of VIEs (net of allowance for doubtful accounts of $88 at 2024 and $150 at 2023)	2,009	3,019
Receivable from sales of Commercial Renewables Disposal Groups	538	—
Inventory (includes $494 at 2024 and $462 at 2023 related to VIEs)	4,390	4,292
Regulatory assets (includes $119 at 2024 and $110 at 2023 related to VIEs)	2,663	3,648
Assets held for sale	4	14
Other (includes $81 at 2024 and $90 at 2023 related to VIEs)	436	431
Total current assets	12,557	12,769
Property, Plant and Equipment
Cost	177,974	171,353
Accumulated depreciation and amortization	(57,874)	(56,038)
Net property, plant and equipment	120,100	115,315
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,754 at 2024 and $1,642 at 2023 related to VIEs)	13,446	13,618
Nuclear decommissioning trust funds	10,944	10,143
Operating lease right-of-use assets, net	1,108	1,092
Investments in equity method unconsolidated affiliates	483	492
Assets held for sale	78	197
Other	3,556	3,964
Total other noncurrent assets	48,918	48,809
Total Assets	$181,575	$176,893
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $224 at 2024 and $188 at 2023 related to VIEs)	$3,777	$4,228
Notes payable and commercial paper	3,670	4,288
Taxes accrued	748	816
Interest accrued	790	745
Current maturities of long-term debt (includes $1,008 at 2024 and $428 at 2023 related to VIEs)	2,340	2,800
Asset retirement obligations	636	596
Regulatory liabilities	1,228	1,369
Liabilities associated with assets held for sale	81	122
Other	2,212	2,319
Total current liabilities	15,482	17,283
Long-Term Debt (includes $1,897 at 2024 and $3,000 at 2023 related to VIEs)	76,439	72,452
Other Noncurrent Liabilities
Deferred income taxes	10,773	10,556
Asset retirement obligations	9,718	8,560
Regulatory liabilities	14,557	14,039
Operating lease liabilities	925	917
Accrued pension and other post-retirement benefit costs	437	485
Investment tax credits	860	864
Liabilities associated with assets held for sale	112	157
Other (includes $30 at 2024 and $35 at 2023 related to VIEs)	1,466	1,393
Total other noncurrent liabilities	38,848	36,971
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2024 and 2023	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized and outstanding at 2024 and 2023	989	989
Common stock, $0.001 par value, 2 billion shares authorized; 772 million and 771 million shares outstanding at 2024 and 2023	1	1
Additional paid-in capital	45,007	44,920
Retained earnings	2,635	2,235
Accumulated other comprehensive income (loss)	102	(6)
Total Duke Energy Corporation stockholders' equity	49,707	49,112
Noncontrolling interests	1,099	1,075
Total equity	50,806	50,187
Total Liabilities and Equity	$181,575	$176,893
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,072	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,100	2,916
Equity component of AFUDC	(116)	(97)
Losses on sales of Commercial Renewables Disposal Groups	5	1,434
Gains on sales of other assets	(18)	(38)
Impairment of assets and other charges	44	8
Deferred income taxes	264	(52)
Equity in earnings of unconsolidated affiliates	(38)	(29)
Payments for asset retirement obligations	(262)	(261)
Provision for rate refunds	(7)	(57)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(37)	93
Receivables	(19)	586
Inventory	(86)	(517)
Other current assets	502	(41)
Increase (decrease) in
Accounts payable	(215)	(1,245)
Taxes accrued	(68)	(8)
Other current liabilities	(252)	(154)
Other assets	331	608
Other liabilities	227	82
Net cash provided by operating activities	5,427	3,785
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,204)	(6,265)
Contributions to equity method investments	(8)	(22)
Purchases of debt and equity securities	(2,275)	(1,594)
Proceeds from sales and maturities of debt and equity securities	2,319	1,628
Net proceeds from the sales of other assets	1	111
Other	(408)	(366)
Net cash used in investing activities	(6,575)	(6,508)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6,372	7,094
Issuance of common stock	20	—
Payments for the redemption of long-term debt	(2,731)	(2,372)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	502	60
Payments for the redemption of short-term debt with original maturities greater than 90 days	(824)	(52)
Notes payable and commercial paper	(414)	(590)
Contributions from noncontrolling interests	47	248
Dividends paid	(1,590)	(1,606)
Other	(108)	(95)
Net cash provided by financing activities	1,274	2,687
Net increase (decrease) in cash, cash equivalents and restricted cash	126	(36)
Cash, cash equivalents and restricted cash at beginning of period	357	603
Cash, cash equivalents and restricted cash at end of period	$483	$567
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,721	$1,398
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2023	$1,962	771	$1	$44,837	$2,626	$(60)	$(17)	$(89)	$49,260	$2,691	$51,951
Net income (loss)	—	—	—	—	(234)	—	—	—	(234)	16	(218)
Other comprehensive income (loss)	—	—	—	—	—	56	(2)	1	55	—	55
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	31	—	—	—	—	31	—	31
Common stock dividends	—	—	—	—	(777)	—	—	—	(777)	—	(777)
Contribution from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	42	42
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(12)	(12)
Other	—	—	—	(2)	—	—	—	—	(2)	1	(1)
Balance at June 30, 2023	$1,962	771	$1	$44,866	$1,615	$(4)	$(19)	$(88)	$48,333	$2,738	$51,071

Balance at March 31, 2024	$1,962	772	$1	$44,937	$2,542	$199	$(17)	$(73)	$49,551	$1,087	$50,638
Net income	—	—	—	—	886	—	—	—	886	21	907
Other comprehensive income (loss)	—	—	—	—	—	(6)	(1)	—	(7)	—	(7)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	70	—	—	—	—	70	—	70
Common stock dividends	—	—	—	—	(794)	—	—	—	(794)	—	(794)
Sale of Commercial Renewables Disposal Groups(c)	—	—	—	—	—	—	—	—	—	(51)	(51)
Contribution from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—		1	—	—	—	1	—	1
Balance at June 30, 2024	$1,962	772	$1	$45,007	$2,635	$193	$(18)	$(73)	$49,707	$1,099	$50,806
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2023 and 2024
						Accumulated Other Comprehensive
						(Loss) Income
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income (loss)	—	—	—	—	531	—	—	—	531	(27)	504
Other comprehensive income (loss)	—	—	—	—	—	25	4	—	29	—	29
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	21	—	—	—	—	21	—	21
Common stock dividends	—	—	—	—	(1,553)	—	—	—	(1,553)	—	(1,553)
Sale of noncontrolling interest	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	248	248
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(25)	(25)
Other	—	—	—	(4)	—	—	—	—	(4)	1	(3)
Balance at June 30, 2023	$1,962	771	$1	$44,866	$1,615	$(4)	$(19)	$(88)	$48,333	$2,738	$51,071

Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income	—	—	—	—	1,985	—	—	—	1,985	34	2,019
Other comprehensive income (loss)	—	—	—	—	—	95	(3)	16	108	—	108
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	86	—	—	—	—	86	—	86
Common stock dividends	—	—	—	—	(1,586)	—	—	—	(1,586)	—	(1,586)
Sale of Commercial Renewables Disposal Groups(c)	—	—	—		—	—	—	—	—	(51)	(51)
Contributions from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	1	1	—	—	—	2	(1)	1
Balance at June 30, 2024	$1,962	772	$1	$45,007	$2,635	$193	$(18)	$(73)	$49,707	$1,099	$50,806
(a)Relates primarily to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
(c)See Note 2 for additional information.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$2,297	$1,828	$4,704	$3,762
Operating Expenses
Fuel used in electric generation and purchased power	749	510	1,609	1,133
Operation, maintenance and other	444	421	895	861
Depreciation and amortization	437	413	834	779
Property and other taxes	89	91	183	186
Impairment of assets and other charges	33	4	34	6
Total operating expenses	1,752	1,439	3,555	2,965
Gains on Sales of Other Assets and Other, net	—	26	1	26
Operating Income	545	415	1,150	823
Other Income and Expenses, net	62	59	123	118
Interest Expense	168	172	348	332
Income Before Income Taxes	439	302	925	609
Income Tax Expense	48	32	104	67
Net Income and Comprehensive Income	$391	$270	$821	$542
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$9	$9
Receivables (net of allowance for doubtful accounts of $15 at 2024 and $11 at 2023)	193	265
Receivables of VIEs (net of allowance for doubtful accounts of $50 at 2024 and $45 at 2023)	1,128	991
Receivables from affiliated companies	192	203
Inventory	1,509	1,484
Regulatory assets (includes $12 at 2024 and 2023 related to VIEs)	1,122	1,564
Other (includes $10 at 2024 and $9 at 2023 related to VIEs)	56	31
Total current assets	4,209	4,547
Property, Plant and Equipment
Cost	58,433	56,670
Accumulated depreciation and amortization	(20,396)	(19,896)
Net property, plant and equipment	38,037	36,774
Other Noncurrent Assets
Regulatory assets (includes $191 at 2024 and $196 at 2023 related to VIEs)	3,711	3,916
Nuclear decommissioning trust funds	6,170	5,686
Operating lease right-of-use assets, net	89	78
Other	1,158	1,109
Total other noncurrent assets	11,128	10,789
Total Assets	$53,374	$52,110
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,125	$1,183
Accounts payable to affiliated companies	198	195
Notes payable to affiliated companies	7	668
Taxes accrued	284	281
Interest accrued	202	179
Current maturities of long-term debt (includes $510 at 2024 and $10 at 2023 related to VIEs)	520	19
Asset retirement obligations	252	224
Regulatory liabilities	550	587
Other	635	702
Total current liabilities	3,773	4,038
Long-Term Debt (includes $203 at 2024 and $708 at 2023 related to VIEs)	16,206	15,693
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,217	4,379
Asset retirement obligations	3,860	3,789
Regulatory liabilities	6,303	5,990
Operating lease liabilities	80	75
Accrued pension and other post-retirement benefit costs	47	57
Investment tax credits	299	301
Other (includes $18 at 2024 and $17 at 2023 related to VIEs)	581	581
Total other noncurrent liabilities	15,387	15,172
Commitments and Contingencies
Equity
Member's equity	17,714	16,913
Accumulated other comprehensive loss	(6)	(6)
Total equity	17,708	16,907
Total Liabilities and Equity	$53,374	$52,110

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$821	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	966	906
Equity component of AFUDC	(58)	(48)
Gains on sales of other assets	(1)	(26)
Impairment of assets and other charges	34	6
Deferred income taxes	(38)	(5)
Payments for asset retirement obligations	(80)	(87)
Provision for rate refunds	(6)	(33)
(Increase) decrease in
Receivables	(61)	91
Receivables from affiliated companies	11	234
Inventory	(25)	(239)
Other current assets	9	(482)
Increase (decrease) in
Accounts payable	(28)	(652)
Accounts payable to affiliated companies	3	(70)
Taxes accrued	3	48
Other current liabilities	(140)	6
Other assets	410	542
Other liabilities	(40)	97
Net cash provided by operating activities	1,780	830
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,949)	(1,795)
Purchases of debt and equity securities	(1,211)	(936)
Proceeds from sales and maturities of debt and equity securities	1,211	936
Net proceeds from the sales of other assets	—	30
Other	(178)	(129)
Net cash used in investing activities	(2,127)	(1,894)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,018	2,729
Payments for the redemption of long-term debt	(9)	(1,033)
Notes payable to affiliated companies	(660)	(655)
Other	(1)	(1)
Net cash provided by financing activities	348	1,040
Net increase (decrease) in cash, cash equivalents and restricted cash	1	(24)
Cash, cash equivalents and restricted cash at beginning of period	19	53
Cash, cash equivalents and restricted cash at end of period	$20	$29
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$597	$456
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at March 31, 2023	$15,720	$(6)	$15,714
Net income	270	—	270
Balance at June 30, 2023	$15,990	$(6)	$15,984

Balance at March 31, 2024	$17,343	$(6)	$17,337
Net income	391	—	391
Other	(20)	—	(20)
Balance at June 30, 2024	$17,714	$(6)	$17,708

	Six Months Ended June 30, 2023 and 2024
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	542	—	542
Balance at June 30, 2023	$15,990	$(6)	$15,984

Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	821		821
Other	(20)	—	(20)
Balance at June 30, 2024	$17,714	$(6)	$17,708
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$3,357	$3,212	$6,585	$6,260
Operating Expenses
Fuel used in electric generation and purchased power	1,202	1,176	2,345	2,367
Operation, maintenance and other	588	684	1,216	1,252
Depreciation and amortization	568	542	1,155	1,046
Property and other taxes	166	173	324	341
Impairment of assets and other charges	9	—	9	5
Total operating expenses	2,533	2,575	5,049	5,011
Gains on Sales of Other Assets and Other, net	6	6	13	12
Operating Income	830	643	1,549	1,261
Other Income and Expenses, net	60	38	122	97
Interest Expense	265	219	525	465
Income Before Income Taxes	625	462	1,146	893
Income Tax Expense	104	77	190	149
Net Income	$521	$385	$956	$744
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	—	—	2
Other Comprehensive Income, net of tax	—	—	—	2
Comprehensive Income	$521	$385	$956	$746
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$85	$59
Receivables (net of allowance for doubtful accounts of $35 at 2024 and $18 at 2023)	924	225
Receivables of VIEs (net of allowance for doubtful accounts of $38 at 2024 and $56 at 2023)	881	1,365
Receivables from affiliated companies	5	90
Inventory (includes $494 at 2024 and $462 at 2023 related to VIEs)	2,019	1,901
Regulatory assets (includes $107 at 2024 and $98 at 2023 related to VIEs)	1,151	1,661
Other (includes $66 at 2024 and $68 at 2023 related to VIEs)	135	134
Total current assets	5,200	5,435
Property, Plant and Equipment
Cost	70,694	67,644
Accumulated depreciation and amortization	(23,080)	(22,300)
Net property, plant and equipment	47,614	45,344
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,563 at 2024 and $1,446 at 2023 related to VIEs)	6,426	6,430
Nuclear decommissioning trust funds	4,774	4,457
Operating lease right-of-use assets, net	588	617
Other	1,207	1,156
Total other noncurrent assets	16,650	16,315
Total Assets	$69,464	$67,094
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $213 at 2024 and $188 at 2023 related to VIEs)	$1,259	$1,374
Accounts payable to affiliated companies	488	464
Notes payable to affiliated companies	976	1,043
Taxes accrued	428	259
Interest accrued	232	224
Current maturities of long-term debt (includes $499 at 2024 and $418 at 2023 related to VIEs)	914	661
Asset retirement obligations	215	245
Regulatory liabilities	368	418
Other	842	860
Total current liabilities	5,722	5,548
Long-Term Debt (includes $1,630 at 2024 and $1,910 at 2023 related to VIEs)	23,195	22,948
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,173	5,197
Asset retirement obligations	4,576	3,900
Regulatory liabilities	5,353	5,083
Operating lease liabilities	525	544
Accrued pension and other post-retirement benefit costs	254	266
Investment tax credits	369	371
Other (includes $12 at 2024 and $19 at 2023 related to VIEs)	312	227
Total other noncurrent liabilities	16,562	15,588
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2024 and 2023	—	—
Additional paid-in capital	11,849	11,830
Retained earnings	11,996	11,040
Accumulated other comprehensive loss	(10)	(10)
Total equity	23,835	22,860
Total Liabilities and Equity	$69,464	$67,094
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$956	$744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,330	1,265
Equity component of AFUDC	(36)	(33)
Impairment of assets and other charges	9	5
Deferred income taxes	(61)	27
Payments for asset retirement obligations	(144)	(131)
Provision for rate refunds	(1)	(24)
(Increase) decrease in
Receivables	(223)	6
Receivables from affiliated companies	85	(1)
Inventory	(106)	(238)
Other current assets	494	332
Increase (decrease) in
Accounts payable	(34)	(293)
Accounts payable to affiliated companies	24	(274)
Taxes accrued	169	153
Other current liabilities	28	(62)
Other assets	(149)	85
Other liabilities	80	14
Net cash provided by operating activities	2,421	1,575
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,623)	(2,425)
Purchases of debt and equity securities	(989)	(574)
Proceeds from sales and maturities of debt and equity securities	1,039	608
Notes receivable from affiliated companies	—	(25)
Other	(192)	(163)
Net cash used in investing activities	(2,765)	(2,579)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	844	1,073
Payments for the redemption of long-term debt	(407)	(79)
Notes payable to affiliated companies	(67)	(27)
Other	(1)	(1)
Net cash provided by financing activities	369	966
Net increase (decrease) in cash, cash equivalents and restricted cash	25	(38)
Cash, cash equivalents and restricted cash at beginning of period	135	184
Cash, cash equivalents and restricted cash at end of period	$160	$146
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$729	$544
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized
	Additional		on	Losses on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at March 31, 2023	$11,830	$9,944	$(1)	$(6)	$(2)	$21,765
Net income	—	385	—	—	—	385
Balance at June 30, 2023	$11,830	$10,329	$(1)	$(6)	$(2)	$22,150

Balance at March 31, 2024	$11,830	$11,475	$(1)	$(5)	$(4)	$23,295
Net income	—	521	—	—	—	521
Other	19	—	—	—	—	19
Balance at June 30, 2024	$11,849	$11,996	$(1)	$(5)	$(4)	$23,835

	Six Months Ended June 30, 2023 and 2024
			Accumulated Other Comprehensive Loss
			Net Gains	Net Unrealized
	Additional		(Losses) on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406
Net income	—	744	—	—	—	744
Other comprehensive income	—	—	—	2	—	2
Other	(2)	—	—	—	—	(2)
Balance at June 30, 2023	$11,830	$10,329	$(1)	$(6)	$(2)	$22,150

Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860
Net income	—	956	—	—	—	956
Other	19	—	—	—	—	19
Balance at June 30, 2024	$11,849	$11,996	$(1)	$(5)	$(4)	$23,835
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$1,636	$1,425	$3,424	$2,958
Operating Expenses
Fuel used in electric generation and purchased power	597	489	1,217	1,034
Operation, maintenance and other	326	356	701	706
Depreciation and amortization	306	296	645	611
Property and other taxes	50	47	101	95
Impairment of assets and other charges	9	3	9	7
Total operating expenses	1,288	1,191	2,673	2,453
Gains on Sales of Other Assets and Other, net	—	1	1	1
Operating Income	348	235	752	506
Other Income and Expenses, net	37	32	73	61
Interest Expense	123	104	243	206
Income Before Income Taxes	262	163	582	361
Income Tax Expense	39	23	87	52
Net Income and Comprehensive Income	$223	$140	$495	$309

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$33	$18
Receivables (net of allowance for doubtful accounts of $9 at 2024 and $8 at 2023)	189	139
Receivables of VIEs (net of allowance for doubtful accounts of $38 at 2024 and $36 at 2023)	881	833
Receivables from affiliated companies	4	16
Inventory	1,303	1,227
Regulatory assets (includes $47 at 2024 and $39 at 2023 related to VIEs)	785	942
Other (includes $32 at 2024 and $31 at 2023 related to VIEs)	73	72
Total current assets	3,268	3,247
Property, Plant and Equipment
Cost	41,226	39,283
Accumulated depreciation and amortization	(15,730)	(15,227)
Net property, plant and equipment	25,496	24,056
Other Noncurrent Assets
Regulatory assets (includes $788 at 2024 and $643 at 2023 related to VIEs)	4,487	4,546
Nuclear decommissioning trust funds	4,425	4,075
Operating lease right-of-use assets, net	291	318
Other	694	682
Total other noncurrent assets	9,897	9,621
Total Assets	$38,661	$36,924
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$523	$634
Accounts payable to affiliated companies	285	332
Notes payable to affiliated companies	727	891
Taxes accrued	150	176
Interest accrued	123	114
Current maturities of long-term debt (includes $440 at 2024 and $34 at 2023 related to VIEs)	479	72
Asset retirement obligations	214	244
Regulatory liabilities	285	300
Other	493	481
Total current liabilities	3,279	3,244
Long-Term Debt (includes $829 at 2024 and $1,079 at 2023 related to VIEs)	11,714	11,492
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,551	2,560
Asset retirement obligations	4,342	3,626
Regulatory liabilities	4,612	4,375
Operating lease liabilities	280	293
Accrued pension and other post-retirement benefit costs	139	146
Investment tax credits	127	129
Other (includes $12 at 2024 and 2023 related to VIEs)	165	102
Total other noncurrent liabilities	12,216	11,231
Commitments and Contingencies
Equity
Member's Equity	11,302	10,807
Total Liabilities and Equity	$38,661	$36,924

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$495	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	738	708
Equity component of AFUDC	(27)	(27)
Impairment of assets and other charges	9	7
Deferred income taxes	(33)	32
Payments for asset retirement obligations	(102)	(106)
Provision for rate refunds	(1)	(24)
(Increase) decrease in
Receivables	(99)	108
Receivables from affiliated companies	12	(5)
Inventory	(76)	(158)
Other current assets	185	(146)
Increase (decrease) in
Accounts payable	(70)	(33)
Accounts payable to affiliated companies	(47)	(258)
Taxes accrued	(27)	44
Other current liabilities	79	(21)
Other assets	(86)	107
Other liabilities	35	37
Net cash provided by operating activities	985	574
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,373)	(1,193)
Purchases of debt and equity securities	(922)	(490)
Proceeds from sales and maturities of debt and equity securities	921	486
Notes receivable from affiliated companies	—	(37)
Other	(54)	(81)
Net cash used in investing activities	(1,428)	(1,315)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	667	991
Payments for the redemption of long-term debt	(41)	(39)
Notes payable to affiliated companies	(164)	(239)
Other	—	(1)
Net cash provided by financing activities	462	712
Net increase (decrease) in cash, cash equivalents and restricted cash	19	(29)
Cash, cash equivalents and restricted cash at beginning of period	51	79
Cash, cash equivalents and restricted cash at end of period	$70	$50
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$274	$198

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2023 and 2024
(in millions)	Member's Equity
Balance at March 31, 2023	$10,478
Net income	140
Balance at June 30, 2023	$10,618

Balance at March 31, 2024	$11,079
Net income	223
Balance at June 30, 2024	$11,302

Six Months Ended
June 30, 2023 and 2024
(in millions)	Member's Equity
Balance at December 31, 2022	$10,309
Net income	309
Balance at June 30, 2023	$10,618

Balance at December 31, 2023	$10,807
Net income	495
Balance at June 30, 2024	$11,302

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$1,716	$1,782	$3,152	$3,292
Operating Expenses
Fuel used in electric generation and purchased power	605	687	1,128	1,333
Operation, maintenance and other	256	324	507	537
Depreciation and amortization	262	245	510	435
Property and other taxes	117	126	223	246
Impairment of assets and other charges	—	(2)	—	(1)
Total operating expenses	1,240	1,380	2,368	2,550
Gains on Sales of Other Assets and Other, net	—	—	1	1
Operating Income	476	402	785	743
Other Income and Expenses, net	22	7	46	37
Interest Expense	114	87	225	202
Income Before Income Taxes	384	322	606	578
Income Tax Expense	75	64	118	115
Net Income	$309	$258	$488	$463
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	—	—	2
Other Comprehensive Income, net of tax	$—	$—	$—	$2
Comprehensive Income	$309	$258	$488	$465
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$35	$24
Receivables (net of allowance for doubtful accounts of $26 at 2024 and $11 at 2023)	732	83
Receivables of VIEs (net of allowance for doubtful accounts of $0 at 2024 and $20 at 2023)	—	532
Receivables from affiliated companies	4	238
Inventory (includes $494 at 2024 and $462 at 2023 related to VIEs)	716	674
Regulatory assets (includes $60 at 2024 and $59 at 2023 related to VIEs)	367	720
Other (includes $35 at 2024 and $37 at 2023 related to VIEs)	61	51
Total current assets	1,915	2,322
Property, Plant and Equipment
Cost	29,459	28,353
Accumulated depreciation and amortization	(7,343)	(7,067)
Net property, plant and equipment	22,116	21,286
Other Noncurrent Assets
Regulatory assets (includes $775 at 2024 and $803 at 2023 related to VIEs)	1,939	1,883
Nuclear decommissioning trust funds	350	382
Operating lease right-of-use assets, net	297	299
Other	461	429
Total other noncurrent assets	3,047	2,993
Total Assets	$27,078	$26,601
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes 213 at 2024 and $188 at 2023 related to VIEs)	$735	$738
Accounts payable to affiliated companies	113	135
Notes payable to affiliated companies	249	152
Taxes accrued	284	185
Interest accrued	84	86
Current maturities of long-term debt (includes $59 at 2024 and $384 at 2023 related to VIEs)	435	589
Asset retirement obligations	1	1
Regulatory liabilities	83	118
Other	323	350
Total current liabilities	2,307	2,354
Long-Term Debt (includes $801 at 2024 and $831 at 2023 related to VIEs)	9,838	9,812
Other Noncurrent Liabilities
Deferred income taxes	2,710	2,733
Asset retirement obligations	234	274
Regulatory liabilities	741	708
Operating lease liabilities	245	251
Accrued pension and other post-retirement benefit costs	93	98
Investment tax credits	242	242
Other (includes $0 at 2024 and $6 at 2023 related to VIEs)	118	86
Total other noncurrent liabilities	4,383	4,392
Commitments and Contingencies
Equity
Member's equity	10,555	10,048
Accumulated other comprehensive loss	(5)	(5)
Total equity	10,550	10,043
Total Liabilities and Equity	$27,078	$26,601
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$488	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	592	556
Equity component of AFUDC	(8)	(6)
Impairment of assets and other charges	—	(1)
Deferred income taxes	(37)	(16)
Payments for asset retirement obligations	(42)	(25)
(Increase) decrease in
Receivables	(125)	(103)
Receivables from affiliated companies	234	(3)
Inventory	(30)	(80)
Other current assets	298	403
Increase (decrease) in
Accounts payable	36	(261)
Accounts payable to affiliated companies	(22)	(65)
Taxes accrued	99	208
Other current liabilities	(49)	(41)
Other assets	(44)	(23)
Other liabilities	47	(9)
Net cash provided by operating activities	1,437	997
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,251)	(1,232)
Purchases of debt and equity securities	(67)	(83)
Proceeds from sales and maturities of debt and equity securities	117	121
Other	(138)	(81)
Net cash used in investing activities	(1,339)	(1,275)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	177	82
Payments for the redemption of long-term debt	(365)	(40)
Notes payable to affiliated companies	97	224
Other	(1)	(1)
Net cash (used in) provided by financing activities	(92)	265
Net increase (decrease) in cash, cash equivalents and restricted cash	6	(13)
Cash, cash equivalents and restricted cash at beginning of period	67	86
Cash, cash equivalents and restricted cash at end of period	$73	$73
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$455	$346
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2023	$9,237	$(6)	$9,231
Net income	258	—	258
Other	(1)	—	(1)
Balance at June 30, 2023	$9,494	$(6)	$9,488

Balance at March 31, 2024	$10,227	$(5)	$10,222
Net income	309	—	309
Other	19	—	19
Balance at June 30, 2024	$10,555	$(5)	$10,550

	Six Months Ended June 30, 2023 and 2024
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	463	—	463
Other comprehensive income	—	2	2
Balance at June 30, 2023	$9,494	$(6)	$9,488

Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	488	—	488
Other	19	—	19
Balance at June 30, 2024	$10,555	$(5)	$10,550
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues
Regulated electric	$476	$465	$934	$939
Regulated natural gas	132	124	352	359
Total operating revenues	608	589	1,286	1,298
Operating Expenses
Fuel used in electric generation and purchased power	132	164	270	340
Cost of natural gas	21	20	82	112
Operation, maintenance and other	121	121	247	244
Depreciation and amortization	96	86	195	176
Property and other taxes	102	84	204	164
Total operating expenses	472	475	998	1,036
Operating Income	136	114	288	262
Other Income and Expenses, net	4	13	10	21
Interest Expense	47	43	92	79
Income Before Income Taxes	93	84	206	204
Income Tax Expense	16	13	35	33
Net Income and Comprehensive Income	$77	$71	$171	$171
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$11	$24
Receivables (net of allowance for doubtful accounts of $42 at 2024 and $9 at 2023)	417	112
Receivables from affiliated companies	10	239
Notes receivable from affiliated companies	153	—
Inventory	191	179
Regulatory assets	83	73
Other	29	134
Total current assets	894	761
Property, Plant and Equipment
Cost	13,596	13,210
Accumulated depreciation and amortization	(3,597)	(3,451)
Net property, plant and equipment	9,999	9,759
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	689	676
Operating lease right-of-use assets, net	11	16
Other	88	84
Total other noncurrent assets	1,708	1,696
Total Assets	$12,601	$12,216
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$294	$338
Accounts payable to affiliated companies	55	71
Notes payable to affiliated companies	329	613
Taxes accrued	205	316
Interest accrued	43	35
Current maturities of long-term debt	150	—
Asset retirement obligations	7	6
Regulatory liabilities	43	56
Other	65	65
Total current liabilities	1,191	1,500
Long-Term Debt	3,988	3,493
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,304	1,272
Asset retirement obligations	129	130
Regulatory liabilities	476	497
Operating lease liabilities	11	16
Accrued pension and other post-retirement benefit costs	93	97
Other	94	86
Total other noncurrent liabilities	2,107	2,098
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2024 and 2023	762	762
Additional paid-in capital	3,119	3,100
Retained earnings	1,409	1,238
Total equity	5,290	5,100
Total Liabilities and Equity	$12,601	$12,216

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	178
Equity component of AFUDC	(2)	(3)
Deferred income taxes	17	12
Payments for asset retirement obligations	(3)	(5)
(Increase) decrease in
Receivables	31	(14)
Receivables from affiliated companies	58	—
Inventory	(11)	(33)
Other current assets	82	105
Increase (decrease) in
Accounts payable	(21)	(30)
Accounts payable to affiliated companies	(16)	(12)
Taxes accrued	(111)	(135)
Other current liabilities	(6)	(48)
Other assets	34	(19)
Other liabilities	(38)	(44)
Net cash provided by operating activities	382	123
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(417)	(435)
Net proceeds from the sales of other assets	—	75
Notes receivable from affiliated companies	(319)	(93)
Other	(19)	(34)
Net cash used in investing activities	(755)	(487)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	648	749
Notes payable to affiliated companies	(284)	(388)
Other	(4)	(5)
Net cash provided by financing activities	360	356
Net decrease in cash and cash equivalents	(13)	(8)
Cash and cash equivalents at beginning of period	24	16
Cash and cash equivalents at end of period	$11	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$93	$120

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at March 31, 2023	$762	$3,100	$1,004	$4,866
Net income	—	—	71	71
Balance at June 30, 2023	$762	$3,100	$1,075	$4,937

Balance at March 31, 2024	$762	$3,100	$1,332	$5,194
Net income	—	—	77	77
Other	—	19	—	19
Balance at June 30, 2024	$762	$3,119	$1,409	$5,290

	Six Months Ended June 30, 2023 and 2024
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	171	171
Balance at June 30, 2023	$762	$3,100	$1,075	$4,937

Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	171	171
Other	—	19	—	19
Balance at June 30, 2024	$762	$3,119	$1,409	$5,290
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$747	$780	$1,506	$1,755
Operating Expenses
Fuel used in electric generation and purchased power	223	248	494	697
Operation, maintenance and other	161	180	341	364
Depreciation and amortization	172	169	341	327
Property and other taxes	16	7	30	25
Total operating expenses	572	604	1,206	1,413
Operating Income	175	176	300	342
Other Income and Expenses, net	15	14	28	28
Interest Expense	58	52	115	104
Income Before Income Taxes	132	138	213	266
Income Tax Expense	22	24	36	46
Net Income	$110	$114	$177	$220
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	—	—	(1)	—
Comprehensive Income	$110	$114	$176	$220
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$13	$8
Receivables (net of allowance for doubtful accounts of $16 at 2024 and $5 at 2023)	422	156
Receivables from affiliated companies	11	197
Notes receivable from affiliated companies	43	—
Inventory	587	582
Regulatory assets	107	102
Other	86	98
Total current assets	1,269	1,143
Property, Plant and Equipment
Cost	19,707	18,900
Accumulated depreciation and amortization	(6,681)	(6,501)
Net property, plant and equipment	13,026	12,399
Other Noncurrent Assets
Regulatory assets	942	894
Operating lease right-of-use assets, net	46	50
Other	366	325
Total other noncurrent assets	1,354	1,269
Total Assets	$15,649	$14,811
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$284	$300
Accounts payable to affiliated companies	76	176
Notes payable to affiliated companies	—	256
Taxes accrued	86	66
Interest accrued	61	54
Current maturities of long-term debt	4	4
Asset retirement obligations	162	120
Regulatory liabilities	181	209
Other	213	184
Total current liabilities	1,067	1,369
Long-Term Debt	4,646	4,348
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,491	1,436
Asset retirement obligations	1,120	689
Regulatory liabilities	1,435	1,459
Operating lease liabilities	42	46
Accrued pension and other post-retirement benefit costs	98	115
Investment tax credits	186	186
Other	13	—
Total other noncurrent liabilities	4,385	3,931
Commitments and Contingencies
Equity
Member's equity	5,401	5,012
Accumulated other comprehensive income	—	1
Total equity	5,401	5,013
Total Liabilities and Equity	$15,649	$14,811

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	343	328
Equity component of AFUDC	(7)	(3)
Deferred income taxes	22	—
Payments for asset retirement obligations	(34)	(38)
(Increase) decrease in
Receivables	29	(81)
Receivables from affiliated companies	(5)	—
Inventory	(5)	(104)
Other current assets	38	185
Increase (decrease) in
Accounts payable	(10)	(94)
Accounts payable to affiliated companies	(59)	(17)
Taxes accrued	20	(12)
Other current liabilities	(13)	124
Other assets	(44)	(26)
Other liabilities	(4)	78
Net cash provided by operating activities	448	560
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(489)	(450)
Purchases of debt and equity securities	(22)	(44)
Proceeds from sales and maturities of debt and equity securities	18	38
Notes receivable from affiliated companies	(160)	134
Other	(4)	(39)
Net cash used in investing activities	(657)	(361)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	298	495
Payments for the redemption of long-term debt	—	(300)
Notes payable to affiliated companies	(256)	(225)
Capital contribution from parent	235	—
Distributions to parent	(62)	(188)
Other	(1)	(1)
Net cash provided by (used in) financing activities	214	(219)
Net increase (decrease) in cash and cash equivalents	5	(20)
Cash and cash equivalents at beginning of period	8	31
Cash and cash equivalents at end of period	$13	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$108	$116
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
		Accumulated Other
		Comprehensive Income
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at March 31, 2023	$4,733	$1	$4,734
Net income	114	—	114
Distributions to parent	(21)	—	(21)
Balance at June 30, 2023	$4,826	$1	$4,827

Balance at March 31, 2024	$5,078	$—	$5,078
Net income	110	—	110
Contributions from parent	235	—	235
Distributions to parent	(20)	—	(20)
Other	(2)	—	(2)
Balance at June 30, 2024	$5,401	$—	$5,401

	Six Months Ended June 30, 2023 and 2024
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2022	$4,702	$1	$4,703
Net income	220	—	220
Distributions to parent	(96)	—	(96)
Balance at June 30, 2023	$4,826	$1	$4,827

Balance at December 31, 2023	$5,012	$1	$5,013
Net income	177	—	177
Contributions from parent	235	—	235
Distributions to parent	(20)	—	(20)
Other	(3)	(1)	(4)
Balance at June 30, 2024	$5,401	$—	$5,401

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$244	$236	$920	$911
Operating Expenses
Cost of natural gas	58	59	228	265
Operation, maintenance and other	85	82	180	171
Depreciation and amortization	64	59	126	116
Property and other taxes	16	14	31	30
Impairment of assets and other charges	—	(5)	—	(4)
Total operating expenses	223	209	565	578
Operating Income	21	27	355	333
Other Income and Expenses, net	17	16	34	32
Interest Expense	43	39	88	79
(Loss) Income Before Income Taxes	(5)	4	301	286
Income Tax (Benefit) Expense	(1)	1	59	51
Net (Loss) Income and Comprehensive (Loss) Income	$(4)	$3	$242	$235
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$3	$—
Receivables (net of allowance for doubtful accounts of $11 at 2024 and 2023)	148	311
Receivables from affiliated companies	12	10
Inventory	47	112
Regulatory assets	135	161
Other	67	7
Total current assets	412	601
Property, Plant and Equipment
Cost	12,409	11,908
Accumulated depreciation and amortization	(2,353)	(2,259)
Net property, plant and equipment	10,056	9,649
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	416	410
Operating lease right-of-use assets, net	4	4
Investments in equity method unconsolidated affiliates	78	78
Other	286	276
Total other noncurrent assets	833	817
Total Assets	$11,301	$11,067
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$208	$315
Accounts payable to affiliated companies	58	54
Notes payable to affiliated companies	684	538
Taxes accrued	37	89
Interest accrued	39	39
Current maturities of long-term debt	40	40
Regulatory liabilities	85	98
Other	72	77
Total current liabilities	1,223	1,250
Long-Term Debt	3,629	3,628
Other Noncurrent Liabilities
Deferred income taxes	972	933
Asset retirement obligations	27	26
Regulatory liabilities	970	988
Operating lease liabilities	9	10
Accrued pension and other post-retirement benefit costs	6	8
Other	171	172
Total other noncurrent liabilities	2,155	2,137
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2024 and 2023	1,635	1,635
Retained earnings	2,658	2,416
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,293	4,051
Noncontrolling interests	1	1
Total equity	4,294	4,052
Total Liabilities and Equity	$11,301	$11,067

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	117
Equity component of AFUDC	(13)	(10)
Impairment of assets and other charges	—	(4)
Deferred income taxes	21	33
Equity in earnings from unconsolidated affiliates	(4)	(4)
(Increase) decrease in
Receivables	162	317
Receivables from affiliated companies	(2)	(2)
Inventory	65	98
Other current assets	(38)	(57)
Increase (decrease) in
Accounts payable	(44)	(84)
Accounts payable to affiliated companies	4	(7)
Taxes accrued	(53)	(44)
Other current liabilities	(8)	27
Other assets	(10)	(7)
Other liabilities	8	4
Net cash provided by operating activities	457	612
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(571)	(535)
Other	(29)	(15)
Net cash used in investing activities	(600)	(550)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	348
Notes payable to affiliated companies	146	(410)
Net cash provided by (used in) financing activities	146	(62)
Net increase in cash and cash equivalents	3	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$3	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$159	$126

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at March 31, 2023	$1,635	$2,269	$3,904	$1	$3,905
Net income	—	3	3	—	3
Balance at June 30, 2023	$1,635	$2,272	$3,907	$1	$3,908

Balance at March 31, 2024	$1,635	$2,662	$4,297	$1	$4,298
Net loss	—	(4)	(4)	—	(4)
Balance at June 30, 2024	$1,635	$2,658	$4,293	$1	$4,294

	Six Months Ended June 30, 2023 and 2024
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	235	235	—	235
Balance at June 30, 2023	$1,635	$2,272	$3,907	$1	$3,908

Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	242	242	—	242
Balance at June 30, 2024	$1,635	$2,658	$4,293	$1	$4,294

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the six months ended June 30, 2024, and 2023, the Loss From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Condensed Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
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

	June 30, 2024					December 31, 2023
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$390	$9	$85	$33	$35	$253	$9	$59	$18	$24
Other	74	10	64	32	32	76	9	67	31	36
Other Noncurrent Assets
Other	18	1	11	5	6	16	1	9	2	7
Total cash, cash equivalents and restricted cash	$482	$20	$160	$70	$73	$345	$19	$135	$51	$67
INVENTORY
Provisions for inventory write-offs were not material at June 30, 2024, and December 31, 2023. The components of inventory are presented in the tables below.

	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,254	$1,094	$1,588	$1,051	$537	$150	$373	$12
Coal	846	372	233	146	87	29	212	—
Natural gas, oil and other fuel	290	43	198	106	92	12	2	35
Total inventory	$4,390	$1,509	$2,019	$1,303	$716	$191	$587	$47

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,086	$1,075	$1,465	$963	$502	$139	$361	$12
Coal	842	364	231	154	77	28	219	—
Natural gas, oil and other fuel	364	45	205	110	95	12	2	100
Total inventory	$4,292	$1,484	$1,901	$1,227	$674	$179	$582	$112
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the arrangement in Other within Other noncurrent assets on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023. The asset is recorded in the EU&I segment at historical cost and is subject to impairment testing should circumstances indicate the carrying value may not be recoverable.
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

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
The following table represents the changes in confirmed obligations outstanding for the six months ended June 30, 2024, and 2023.

	Three months ended June 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at March 31, 2023	$52	$7	$15	$6	$9	$—	$—	$29
Invoices confirmed during the period	55	10	20	12	8	2	—	24
Confirmed invoices paid during the period	(67)	(12)	(21)	(6)	(15)	—	—	(34)
Confirmed obligations outstanding at June 30, 2023	$40	$5	$14	$12	$2	$2	$—	$19

Confirmed obligations outstanding at the March 31, 2024	$76	$—	$2	$—	$2	$—	$—	$74
Invoices confirmed during the period	63	—	—	—	—	—	—	63
Confirmed invoices paid during the period	(111)	—	(2)	—	(2)	—	—	(109)
Confirmed obligations outstanding at June 30, 2024	$28	$—	$—	$—	$—	$—	$—	$28

	Six Months Ended June 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	114	20	42	23	19	3	—	49
Confirmed invoices paid during the period	(161)	(21)	(47)	(19)	(28)	(6)	—	(87)
Confirmed obligations outstanding at June 30, 2023	$40	$5	$14	$12	$2	$2	$—	$19

Confirmed obligations outstanding at December 31, 2023	$50	$—	$3	$—	$3	$—	$—	$47
Invoices confirmed during the period	120	—	1	—	1	—	—	119
Confirmed invoices paid during the period	(142)	—	(4)	—	(4)	—	—	(138)
Confirmed obligations outstanding at June 30, 2024	$28	$—	$—	$—	$—	$—	$—	$28
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2024.
2. DISPOSITIONS
Sale of Commercial Renewables Segment
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. Duke Energy closed on the transaction with Brookfield on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. The balance of the remaining proceeds to be received of $538 million is included in Receivable from sales of Commercial Renewables Disposal Groups, as of June 30, 2024, and $531 million is included in Other, within Other Noncurrent Assets, as of December 31, 2023, on Duke Energy's Consolidated Balance Sheets. The disposal process for the remaining assets is expected to be completed in 2024, with net proceeds from the dispositions not anticipated to be material.
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

(in millions)	June 30, 2024	December 31, 2023
Current Assets Held for Sale
Other	$4	$14
Total current assets held for sale	4	14
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	98	247
Accumulated depreciation and amortization	(24)	(57)
Net property, plant and equipment	74	190
Operating lease right-of-use assets, net	4	4
Other	—	3
Total other noncurrent assets held for sale	4	7
Total Assets Held for Sale	$82	$211
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$19	$9
Taxes accrued	1	3
Current maturities of long-term debt	43	5
Unrealized losses on commodity hedges	16	68
Other	2	37
Total current liabilities associated with assets held for sale	81	122
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	—	39
Operating lease liabilities	5	5
Asset retirement obligations	8	8
Unrealized losses on commodity hedges	88	94
Other	11	11
Total other noncurrent liabilities associated with assets held for sale	112	157
Total Liabilities Associated with Assets Held for Sale	$193	$279
As of June 30, 2024, and December 31, 2023, the noncontrolling interest balance is $13 million and $66 million, respectively.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating revenues	$13	$110	$7	$190
Operation, maintenance and other	12	88	16	177
Property and other taxes	1	9	1	19
Other income and expenses, net	—	(3)	—	(7)
Interest expense	—	12	2	43
Loss on disposal	15	1,214	5	1,434
Loss before income taxes	(15)	(1,216)	(17)	(1,490)
Income tax benefit	(5)	(261)	(4)	(326)
Loss from discontinued operations	$(10)	$(955)	$(13)	$(1,164)
Add: Net loss attributable to noncontrolling interest included in discontinued operations	—	7	—	71
Net loss from discontinued operations attributable to Duke Energy Corporation	$(10)	$(948)	$(13)	$(1,093)
The Commercial Renewables Disposal Groups' assets held for sale amounts presented above reflect pretax impairments recorded against property, plant and equipment of approximately $169 million and $278 million as of June 30, 2024, and December 31, 2023, respectively. The carrying amounts for the remaining assets will be updated, if necessary, based on final disposition amounts.

FINANCIAL STATEMENTS	DISPOSITIONS
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Six Months Ended
	June 30,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$7	$274
Investing activities	(13)	(417)
Other Sale-Related Matters
Duke Energy (Parent) and several Duke Energy renewables project companies, located in the ERCOT market, were named in several lawsuits arising out of Texas Storm Uri, which occurred in February 2021. The legal actions related to all but one of the project companies in this matter transferred to affiliates of Brookfield in conjunction with the transaction closing in October 2023. In May 2024, the remaining claim in the lawsuit was transferred to the buyer in connection with the sale of a portion of the remaining Commercial Renewables assets. See Note 5 for more information.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,802	$359	$7,161	$11	$—	$7,172
Intersegment revenues	18	22	40	29	(69)	—
Total revenues	$6,820	$381	$7,201	$40	$(69)	$7,172
Segment income (loss)(a)	$1,090	$6	$1,096	$(200)	$—	$896
Add: Noncontrolling interests						21
Add: Preferred stock dividend						14
Discontinued operations						(10)
Net Income						$921
Segment assets(b)	$159,770	$17,600	$177,370	$4,205	$—	$181,575

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,232	$337	$6,569	$9	$—	$6,578
Intersegment revenues	18	22	40	25	(65)	—
Total revenues	$6,250	$359	$6,609	$34	$(65)	$6,578
Segment income (loss)	$850	$25	$875	$(161)	$—	$714
Add: Noncontrolling interests						16
Add: Preferred stock dividend						14
Discontinued operations						(948)
Net Loss						$(204)
(a)EU&I includes $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations, related to the South Carolina rate case order.
(b)Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. Refer to Note 2 for further information.

	Six Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$13,587	$1,238	$14,825	$18	$—	$14,843
Intersegment revenues	36	45	81	60	(141)	—
Total revenues	$13,623	$1,283	$14,906	$78	$(141)	$14,843
Segment income (loss)(a)	$2,111	$290	$2,401	$(403)	$—	$1,998
Add: Noncontrolling interests						34
Add: Preferred stock dividend						53
Discontinued operations						(13)
Net Income						$2,072

	Six Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$12,613	$1,225	$13,838	$16	$—	$13,854
Intersegment revenues	35	45	80	49	(129)	—
Total revenues	$12,648	$1,270	$13,918	$65	$(129)	$13,854
Segment income (loss)	$1,641	$312	$1,953	$(329)	$—	$1,624
Add: Noncontrolling interests						(27)
Add: Preferred stock dividend						53
Discontinued operations						(1,093)
Net Income						$557
(a)EU&I includes $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations, related to the South Carolina rate case order.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$476	$132	$608	$—	$—	$608
Segment income (loss)/Net income	$69	$9	$78	$(1)	$—	$77
Segment assets	$8,034	$4,389	$12,423	$13	$165	$12,601

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$465	$124	$589	$—	$589
Segment income (loss)/Net income	$54	$18	$72	$(1)	$71

	Six Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$934	$352	$1,286	$—	$1,286
Segment income (loss)/Net income	$124	$50	$174	$(3)	$171

	Six Months Ended June 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$939	$359	$1,298	$—	$1,298
Segment income (loss)/Net income	$103	$70	$173	$(2)	$171
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
Duke Energy Carolinas and Duke Energy Progress
Nuclear Station Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal (SLR) application for the Oconee Nuclear Station (ONS) with the U.S. Nuclear Regulatory Commission (NRC) to renew ONS’s operating license for an additional 20 years. The SLR would extend operations of the facility from 60 to 80 years. The current licenses for units 1 and 2 expire in 2033 and the license for unit 3 expires in 2034. By a Federal Register Notice dated July 28, 2021, the NRC provided a 60-day comment period for persons whose interest may be affected by the issuance of a subsequent renewed license for ONS to file a request for a hearing and a petition for leave to intervene. On September 27, 2021, Beyond Nuclear and Sierra Club (Petitioners) filed a Hearing Request and Petition to Intervene (Hearing Request) and a Petition for Waiver. The Hearing Request proposed three contentions and claimed that Duke Energy Carolinas did not satisfy the National Environmental Policy Act (NEPA) of 1969, as amended, or the NRC’s NEPA-implementing regulations. Following Duke Energy Carolinas' answer and the Petitioners' reply, on February 11, 2022, the Atomic Safety and Licensing Board (ASLB) issued its decision on the Hearing Request and found that the Petitioners failed to establish that the proposed contentions are litigable. The ASLB also denied the Petitioners' Petition for Waiver and terminated the Hearing Request proceeding.
On February 24, 2022, the NRC issued a decision in the SLR appeal related to Florida Power and Light's Turkey Point nuclear generating station in Florida. The NRC ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. Although Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. On November 7, 2022, Duke Energy Carolinas submitted a supplement to its environmental report addressing environmental impacts during the SLR period. On March 6, 2024, the NRC staff submitted the rulemaking, which included the updated GEIS, to the NRC. The NRC approved the publication of the final rule on May 16, 2024. The updated GEIS was finalized and published on August 1, 2024 and the final rule is expected to be issued in early August 2024.
On December 19, 2022, the NRC published a notice in the Federal Register that the NRC will conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at ONS during the SLR period. The NRC received comments from the EPA and the Petitioners and these comments identify 18 potential impacts that should be considered by the NRC in the EIS, which include, but are not limited to, climate change and flooding, environmental justice, severe accidents, and external events. On February 8, 2024, the NRC issued the Oconee site-specific draft EIS. The NRC and EPA published the notice for the public to submit comments on the ONS site-specific draft EIS. On April 29, 2024, the petitioners filed a Hearing Request. The request proposed three contentions and claimed that the ONS site-specific draft EIS is inadequate to satisfy the requirements of NEPA and the NRC’s NEPA-implementing regulations. Duke Energy Carolinas provided responses to the proposed contentions by May 31, 2024 as ordered by the ASLB. On June 24, 2024, the ASLB convened a pre-hearing conference to obtain information and ask questions concerning the admissibility of the Petitioners' contentions. The ASLB's decision is expected to be issued in August 2024.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
On February 13, 2024, a number of parties filed Notices of Appeal of the December 15, 2023, NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of various electric membership corporations (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated the appeal with the parallel appeal of the NCUC's order regarding the Duke Energy Progress PBR application. The briefing is scheduled to be completed by November 22, 2024. Duke Energy Carolinas anticipates a decision to be issued by the third quarter of 2025.
2024 South Carolina Rate Case
On January 4, 2024, Duke Energy Carolinas filed a rate case with the PSCSC to request an increase in base rate retail revenues. On May 17, 2024, Duke Energy Carolinas and the Office of Regulatory Staff, as well as other consumer, environmental, and industrial intervening parties, filed an Agreement and Stipulation of Settlement resolving all issues in the base rate proceeding. The major components of the settlement include a $240 million annual customer rate increase, prior to a reduction from the accelerated return to customers of federal unprotected Property, Plant and Equipment related EDIT of $84 million annually over the first two years. The stipulation includes an ROE of 9.94% with an equity ratio of 51.21% and resolves recovery of the Company's continued investments in the grid, its new corporate headquarters and environmental compliance costs. The PSCSC held a hearing on May 20, 2024, to consider evidence supporting the stipulation. On July 3, 2024, the PSCSC issued its final order approving an increase in base rates, and approving nearly all components of the Agreement and Stipulation of Settlement. The order revised recovery of certain environmental compliance costs, the only provision of the settlement agreement not fully approved by the PSCSC. As a result, Duke Energy Carolinas recognized pretax charges of $33 million within Impairment of assets and other charges, $2 million within Operations, maintenance and other, partially offset by an $11 million reduction in Interest expense, for the three and six months ended June 30, 2024, on the Condensed Consolidated Statements of Operations. Based upon the order, after accelerating the EDIT giveback to customers, the net rate increase is $150 million annually for the first two years. Revised customer rates were effective August 1, 2024, and are based upon a South Carolina retail rate base of $7.4 billion.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
On October 17, 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties are appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. On November 6, 2023, the AGO filed a Notice of Cross Appeal of the NCUC's determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. On November 9, 2023, Duke Energy Progress, the Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated the appeal with the parallel appeal of the NCUC's order regarding the Duke Energy Carolinas PBR application. The briefing is scheduled to be completed by November 22, 2024. Duke Energy Progress anticipates a decision to be issued by the third quarter of 2025.
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
The evidentiary hearing occurred in early September 2023. On September 20, 2023, the PSCSC approved the comprehensive settlement agreement and on October 13, 2023, the PSCSC issued its financing order. The storm recovery bonds of $177 million were issued by Duke Energy Progress on April 25, 2024. Duke Energy Progress implemented storm recovery charges effective May 1, 2024. See Notes 6 and 13 for more information.
Person County Combined Cycle CPCN
On March 28, 2024, Duke Energy Progress filed with the NCUC its application to construct and operate a 1,360-MW hydrogen-capable, advanced-class combined-cycle generating facility (CC) in Person County at the site of the existing Roxboro Plant. Subject to negotiation of final contractual terms, the new Roxboro CC will be co-owned with the North Carolina Electric Membership Corporation (NCEMC), with Duke Energy Progress owning approximately 1,135 MW and NCEMC owning the remaining 225 MW. Pending regulatory approvals, construction is planned to start in 2026, with the CC targeted to be placed in service by the end of 2028. The CC will allow for the retirement of Roxboro’s coal-fired units 1 and 4. As part of the application, Duke Energy Progress noted that the recovery of Construction Work in Progress during the construction period for the proposed facility may be pursued in a future rate case. The 2029 North Carolina retail revenue requirement for the proposed facility is estimated to be $98 million, representing an approximate average retail rate increase of 2.6% across all classes.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based upon an equity ratio of 53%. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain $173 million of the expected Department of Energy (DOE) award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of June 30, 2024, Duke Energy Florida has recognized $157 million (pretax) into earnings, including $8 million and $9 million recognized during the three months ended June 30, 2024, and 2023, respectively, and $16 million and $63 million recognized during the six months ended June 30, 2024, and 2023, respectively. The remaining $16 million is expected to be recognized in 2024.
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
Hurricanes Ian and Idalia
On September 28, 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve on January 23, 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. On March 7, 2023, the FPSC approved this request for interim recovery, subject to refund, and ordered Duke Energy Florida to file documentation of the total actual storm costs, once known. Duke Energy Florida filed documentation evidencing its total actual storm costs of $431 million on September 29, 2023. The FPSC approved the prudence of these costs at a final hearing on May 21, 2024.
On August 30, 2023, Hurricane Idalia made landfall on Florida’s gulf coast, causing damage and impacting more than 200,000 customers across Duke Energy Florida's service territory. On October 16, 2023, Duke Energy Florida requested to combine the $92 million retail portion of the deferred estimated Hurricane Idalia costs with $74 million of costs projected to be collected after December 31, 2023, under the existing approved storm cost recovery and storm surcharge. This $74 million of costs relates primarily to the approved ongoing replenishment of the storm reserves. At its December 5, 2023 Agenda Conference, the FPSC approved recovery of the total $166 million over 12 months beginning with its first billing cycle in January 2024, replacing the previously approved storm cost recovery and storm surcharge, and ordered Duke Energy Florida to file documentation of the total actual Idalia-related storm costs, once known. Revised rates were effective January 1, 2024.
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
On July 15, 2024, Duke Energy Florida filed a settlement agreement with the FPSC. The parties to the settlement include Duke Energy Florida, the Office of Public Counsel and other intervening parties. Pursuant to the settlement, the parties agreed to a base rate stay-out provision that expires year-end 2027; however, Duke Energy Florida is allowed an increase to its base rates in 2025 and 2026, as well as utilization of certain tax benefits in lieu of a revenue increase in 2027. Additionally, revenue increases related to solar investments will be recovered via the Solar Base Rate Adjustment mechanism. The parties also agreed to an ROE band of 9.3% to 11.3% with a midpoint of 10.3% with an equity ratio of 53%. If approved, the agreement will provide $203 million and $59 million in base rate increases in 2025 and 2026, respectively, as well as increases associated with investments in 12 new solar facilities as they come online, estimated at $12 million, $71 million and $58 million in 2025, 2026 and 2027, respectively. The settlement is subject to the review and approval of the FPSC and a hearing has been scheduled to begin on August 21, 2024.
Duke Energy Ohio
Duke Energy Ohio Electric Base Rate Case
Duke Energy Ohio filed with the PUCO an electric distribution base rate case application on October 1, 2021, with supporting testimony filed on October 15, 2021, requesting an increase in electric distribution base rates of approximately $55 million. On September 19, 2022, Duke Energy Ohio filed a Stipulation and Recommendation with the PUCO, which includes an increase in overall electric distribution base rates of approximately $23 million with an equity ratio of 50.5% and an ROE of 9.5%. The stipulation is among all but one party to the proceeding. The PUCO issued an order on December 14, 2022, approving the Stipulation without material modification. Rates went into effect on January 3, 2023. The Ohio Consumers' Counsel filed an application for rehearing on January 13, 2023, arguing the Stipulation was unreasonable, discriminatory, and denied OCC due process. On March 20, 2024, the PUCO issued its Second Entry on Rehearing, denying OCC's rehearing application. The deadline for OCC to seek an appeal has expired and the matter is now closed.
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
Duke Energy Ohio Electric Security Plan
On April 1, 2024, Duke Energy Ohio filed with the PUCO a request for an Electric Security Plan (ESP). The ESP application proposes a three-year term from June 1, 2025 through May 31, 2028 and includes continuation of market-based customer rates through competitive procurement processes for generation and continuation and expansion of existing rider mechanisms. Duke Energy Ohio is proposing a new rider mechanism relating to electric distribution infrastructure modernization programs, which may be enabled by and partially funded through federal or state funding opportunities, future battery storage projects, and two proposed electric vehicle programs. Additional proposed new rider mechanisms are related to solar for all investments for low-income and disadvantaged communities, low-income senior citizen bill assistance, and energy efficiency and demand-side management programs. An evidentiary hearing is scheduled to commence on October 22, 2024.

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
On November 1, 2023, Duke Energy Kentucky filed for rehearing requesting certain matters be reconsidered by the KPSC. On November 21, 2023, KPSC granted in part and denied in part the Company's request for rehearing. On February 15, 2024, the KPSC issued a briefing schedule for the rehearing process. The briefing concluded on April 1, 2024, and the matter was submitted for decision on April 2, 2024. On July 1, 2024, the KPSC issued its final order on rehearing, ruling in Duke Energy Kentucky's favor on nearly all issues. However, the KPSC ordered Duke Energy Kentucky to refund alleged over collections since the KPSC's October 12, 2023 order. On July 10, 2024, the KPSC issued an order correcting the base fuel rate used to calculate new base rates in its July 1, 2024 order and its calculation of Duke Energy Kentucky's Street Lighting Rate. New rates were implemented in August 2024.
On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to including decommissioning costs in depreciation rates for East Bend and Woodsdale. Duke Energy Kentucky filed its initial brief in June 2024. Appellee briefs are due September 24, 2024, and Duke Energy Kentucky's reply brief is due November 8, 2024.
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
In the second quarter of 2023, Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021 order date. On September 20, 2023, the IURC approved the Company's proposal to remove the costs from its rates and assessed simple interest of the refunds of 4.71%, beginning from when the costs were initially recovered from customers. Duke Energy Indiana seeks to recover the pre-order costs denied by the Indiana Court of Appeals and certain future coal ash closure costs as part of depreciation costs in the 2024 Indiana Rate Case.
Duke Energy Indiana filed a new petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. An evidentiary hearing was held on January 25, 2024. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. On June 7, 2024, the Citizens Action Coalition of Indiana (CAC) filed a motion to appeal the IURC order for the coal ash CPCN proceeding.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider a targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022, and Duke Energy Indiana filed its responsive brief on December 28, 2022. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the IURC’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. The Indiana Supreme Court granted transfer and held an oral argument on September 28, 2023 and the parties await the court's decision.
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
Piedmont
2024 North Carolina Rate Case
On April 1, 2024, Piedmont filed an application with the NCUC for a rate increase for retail customers of approximately $159 million, which represents a 12.5% increase in retail revenues. Piedmont requested an ROE of 10.5% with an equity ratio of 53%. The rate increase is driven by significant infrastructure upgrade investments since the last general rate case, offset by lower fixed natural gas costs and remaining federal and state tax reform savings to be received by customers. Approximately 40% of the plant additions being rolled into rate base are categories of plant investment that are covered under the IMR mechanism, which was originally approved as part of the 2013 North Carolina Rate Case. Piedmont plans to implement revised interim rates by November 1, 2024. An evidentiary hearing is scheduled to begin September 17, 2024.
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

(in millions)	June 30, 2024	December 31, 2023
Reserves for Environmental Remediation
Duke Energy	$82	$88
Duke Energy Carolinas	23	23
Progress Energy	20	19
Duke Energy Progress	9	9
Duke Energy Florida	10	10
Duke Energy Ohio	31	36
Duke Energy Indiana	2	2
Piedmont	7	7
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
On January 28, 2023, the court denied certain motions including those by the generator defendants and TDUs and granted others. The generators and TDUs filed separate petitions for Writ of Mandamus to the Texas Court of Appeals seeking to overturn the denials. The TDUs' petition, filed first, was accepted and oral argument was held on October 23, 2023. In the cases against the generators, plaintiffs have dismissed the claims against Duke Energy (Parent). However, before Duke Energy (Parent) was dismissed from all cases, on December 14, 2023, without argument, the Court of Appeals accepted mandamus of the generator defendants’ appeal, which includes all Duke Energy entities, and directed the MDL court to dismiss all claims. Plaintiffs filed their Petition for Reconsideration on January 29, 2024, and the generator defendants responded on May 6, 2024. Regardless of the outcome of any motion for reconsideration or appeal, claims against Duke Energy (Parent) will remain dismissed. In October 2023, in conjunction with the closing of the sale of the utility-scale solar and wind group, all but one of the project company lawsuits transferred to Brookfield. In May 2024, the remaining claim in the lawsuit was transferred to the buyer in connection with the sale of a portion of the remaining Commercial Renewables assets. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
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
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the district court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal was completed on June 30, 2023. Oral argument took place on May 7, 2024. On August 5, 2024, the U.S. Court of Appeals for the Fourth Circuit reversed the district court's grant of summary judgment and remanded the case back to the district court for further proceedings.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $410 million at June 30, 2024, and $423 million at December 31, 2023. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2043 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2043 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $572 million at June 30, 2024, and December 31, 2023. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $9 million as of June 30, 2024, and December 31, 2023, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
On June 30, 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material to Duke Energy, and as a result, AEGIS was dismissed from the litigation on July 13, 2023. Duke Energy Indiana has also reached confidential settlements with other various insurance companies, the results of which were not material. In June 2024, Duke Energy Indiana filed an amended complaint adding several additional insurance companies as defendants to the litigation and the court entered an order staying the litigation until October 24, 2024.
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2024
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured Debt
January 2024(a)	January 2027	4.850%	$600	$600	$—	$—	$—	$—	$—
January 2024(a)	January 2029	4.850%	650	650	—	—	—	—	—
April 2024(e)	April 2031	5.648%	815	815	—	—	—	—	—
June 2024(d)	June 2034	5.450%	750	750	—	—	—	—	—
June 2024(d)	June 2054	5.800%	750	750	—	—	—	—	—
June 2024(h)	July 2031	5.900%	80	—	—	—	—	80	—
June 2024(h)	July 2034	6.000%	95	—	—	—	—	95	—
June 2024(h)	July 2039	6.170%	50	—	—	—	—	50	—
Secured Debt
April 2024(f)	March 2044	5.404%	177	—	—	177	—	—	—
First Mortgage Bonds
January 2024(b)	January 2034	4.850%	$575	$—	$575	$—	—	$—	$—
January 2024(b)	January 2054	5.400%	425	—	425	—	—	—	—
March 2024(b)	March 2034	5.250%	300	—	—	—	—	—	300
March 2024(c)	March 2034	5.100%	500	—	—	500	—	—	—
March 2024(d)	March 2054	5.550%	425	—	—	—	—	425	—
April 2024(g)	April 2074	4.970%	173	—	—	—	173	—	—
Total issuances			$6,365	$3,565	$1,000	$677	$173	$650	$300
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
(e)In April 2024, Duke Energy issued 750 million euros aggregate principal amount of 3.75% senior notes due April 2031. Duke Energy's obligations under its euro-denominated fixed-rate notes were effectively converted to fixed-rate U.S. dollars at issuance through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments. The $815 million equivalent in U.S. dollars were used to repay a portion of a $1 billion debt maturity due April 2024, pay down short-term debt and for general corporate purposes. See Note 10 for additional information.
(f)Proceeds were used to finance the South Carolina portion of restoration expenditures related to the following storms: Pax, Ulysses, Matthew, Florence, Michael, Dorian, Izzy and Jasper. See Notes 4 and 13 for more information.
(g)Debt has a floating interest rate. Proceeds were used to pay down a portion of the DEFR accounts receivable securitization facility due in April 2024, and for general company purposes. See Note 13 for more information.
(h)Debt issued by Duke Energy Kentucky with proceeds used to pay down a portion of short-term debt and for general corporate purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2024
Unsecured Debt
Duke Energy (Parent)	April 2025	3.364%	$420
Duke Energy (Parent)	April 2025	3.950%	250
Duke Energy Ohio	June 2025	6.900%	150
Secured Debt
Duke Energy Carolinas(a)	January 2025	6.177%	305
Duke Energy Carolinas(a)	January 2025	5.973%	195
Duke Energy Progress(a)	April 2025	6.199%	240
Duke Energy Progress(a)	April 2025	6.177%	160
First Mortgage Bonds
Duke Energy Florida(a)(b)	October 2073	4.998%	200
Duke Energy Florida(a)(b)	April 2074	4.970%	173
Other(c)			247
Current maturities of long-term debt			$2,340
(a)Debt has a floating interest rate.
(b)These first mortgage bonds are classified as Current maturities of long-term debt on the Consolidated Balance Sheets based on terms of the indentures, which could require repayment in less than 12 months if exercised by the bondholders.
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

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	June 30, 2024
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$1,400	$1,500	$875	$1,050	$950	$950
Reduction to backstop issuances
Commercial paper(b)	(3,271)	(803)	(307)	(813)	(227)	(348)	(150)	(623)
Outstanding letters of credit	(38)	(26)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,610	$1,446	$1,089	$686	$641	$702	$719	$327
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Duke Energy Term Loan Facility
On March 26, 2024, Duke Energy (Parent) entered into a 364-day term loan facility with commitments totaling $700 million. Any undrawn commitments could be drawn up until April 25, 2024 (30 days after the effective date of the agreement) or are otherwise ineligible to be drawn. On April 24, 2024, $500 million was drawn under the facility with borrowings used for general corporate purposes. Borrowings could be prepaid at any time throughout the term of the facility and the terms and conditions of the facility were generally consistent with those governing Duke Energy's Master Credit Facility. During the second quarter of 2024, Duke Energy (Parent) terminated the facility and repaid the $500 million in outstanding borrowings.
7. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Actual costs incurred could be materially different from current estimates that form the basis of the recorded AROs.
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities(a)	$4,608	$1,999	$2,603	$2,455	$148	$—	$—	$—
Closure of ash impoundments	5,473	2,058	2,091	2,067	24	71	1,253	—
Other	273	55	97	34	63	65	29	27
Total ARO	$10,354	$4,112	$4,791	$4,556	$235	$136	$1,282	$27
Less: Current portion	636	252	215	214	1	7	162	—
Total noncurrent ARO	$9,718	$3,860	$4,576	$4,342	$234	$129	$1,120	$27

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
ARO Liability Rollforward
In April 2024, the EPA issued the 2024 CCR Rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities.
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2023(a)	$9,156	$4,013	$4,145	$3,870	$275	$136	$809	$26
Accretion expense(b)	204	90	96	91	5	3	17	1
Liabilities settled(c)	(306)	(95)	(167)	(120)	(47)	(3)	(40)	—
Revisions in estimates of cash flows(d)	1,300	104	717	715	2	—	496	—
Balance at June 30, 2024	$10,354	$4,112	$4,791	$4,556	$235	$136	$1,282	$27
(a)Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.
(b)For the six months ended June 30, 2024, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.
(c)Primarily relates to ash impoundment closures and nuclear decommissioning.
(d)The revision amounts represent the change in discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The increases primarily relate to additional scope requirements to regulate the disposal of CCR in landfills and surface impoundments as a result of the 2024 CCR Rule, including an increase in groundwater monitoring wells.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.
8. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2024, and December 31, 2023. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2024, and December 31, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$189	$192	$403	$388
Indemnification coverages(b)	11	8	22	17
JDA revenue(c)	6	8	22	21
JDA expense(c)	53	34	93	63
Intercompany natural gas purchases(d)	5	4	9	9
Progress Energy
Corporate governance and shared service expenses(a)	$171	$172	$359	$350
Indemnification coverages(b)	15	12	29	24
JDA revenue(c)	53	34	93	63
JDA expense(c)	6	8	22	21
Intercompany natural gas purchases(d)	18	18	37	37
Duke Energy Progress
Corporate governance and shared service expenses(a)	$100	$104	$214	$211
Indemnification coverages(b)	6	5	12	10
JDA revenue(c)	53	34	93	63
JDA expense(c)	6	8	22	21
Intercompany natural gas purchases(d)	18	18	37	37
Duke Energy Florida
Corporate governance and shared service expenses(a)	$71	$68	$145	$139
Indemnification coverages(b)	9	7	17	14
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$77	$76	$154	$149
Indemnification coverages(b)	1	2	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$83	$84	$185	$183
Indemnification coverages(b)	3	2	5	4
Piedmont
Corporate governance and shared service expenses(a)	$40	$37	$81	$75
Indemnification coverages(b)	1	1	2	2
Intercompany natural gas sales(d)	23	22	46	46
Natural gas storage and transportation costs(e)	6	6	12	12
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
As discussed in Note 13, certain trade receivables were previously sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables were largely cash but included a subordinated note from CRC for a portion of the purchase price. In March 2024, Duke Energy repaid all outstanding CRC borrowings and terminated the related CRC credit facility.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2024
Intercompany income tax receivable	$—	$—	$—	$—	$2	$—	$39
Intercompany income tax payable	98	167	53	120	—	29	—

December 31, 2023
Intercompany income tax receivable	$—	$—	$—	$—	$91	$53	$—
Intercompany income tax payable	81	92	94	114	—	—	57
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024, and 2023, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,700	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,052	1,150	1,675	1,125	550	200	27
Total notional amount	$4,752	$1,150	$1,675	$1,125	$550	$200	$27

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,300	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,727	1,050	1,250	925	325	400	27
Total notional amount	$5,027	$1,050	$1,250	$925	$325	$400	$27
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

	June 30, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	27,518	—	—	—	2,966	24,552	—
Natural gas (millions of dekatherms)	781	249	241	241	—	38	253

	December 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	13,608	—	—	—	1,616	11,992	—
Natural gas (millions of dekatherms)	846	279	274	274	—	30	263
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at June 30, 2024.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2024	2023	2024	2023
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(2)	$5	$—	$10
	537	5.31%	500	euros	3.85%	June 2034	(2)	3	—	8
	815	5.648%	750	euros	3.75%	April 2031	(9)	—	(9)	—
Total notional amount	$1,997		1,850	euros			$(13)	$8	$(9)	$18
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

Derivative Assets	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$48	$5	$5	$4	$—	$2	$36	$1
Noncurrent	53	23	29	29	—	—	—	—
Total Derivative Assets – Commodity Contracts	$101	$28	$34	$33	$—	$2	$36	$1
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	60	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Noncurrent	70	18	30	30	1	—	22	—
Total Derivative Assets – Interest Rate Contracts	$130	$18	$30	$30	$1	$—	$22	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	16	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$16	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$247	$46	$64	$63	$1	$2	$58	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$218	$114	$77	$77	$—	$—	$8	$19
Noncurrent	195	45	36	36	—	—	—	113
Total Derivative Liabilities – Commodity Contracts	$413	$159	$113	$113	$—	$—	$8	$132
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	5	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Noncurrent	9	2	6	5	2	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$14	$2	$6	$5	$2	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	31	—	—	—	—	—	—	—
Noncurrent	15	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$46	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$473	$161	$119	$118	$2	$1	$8	$132

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$25	$1	$3	$1	$2	$1	$18	$1
Noncurrent	57	26	31	31	—	—	—	—
Total Derivative Assets – Commodity Contracts	$82	$27	$34	$32	$2	$1	$18	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	31	—	—	—	—	—	—	—
Noncurrent	17	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	5	—	—	—	—	—	—
Noncurrent	10	3	—	—	—	—	7	—
Total Derivative Assets – Interest Rate Contracts	$63	$8	$—	$—	$—	$—	$7	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	44	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$189	$35	$34	$32	$2	$1	$25	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$354	$177	$138	$138	$—	$—	$18	$20
Noncurrent	255	67	61	61	—	—	—	127
Total Derivative Liabilities – Commodity Contracts	$609	$244	$199	$199	$—	$—	$18	$147
Interest Rate Contracts
Designated as Hedging Instruments
Current	25	—	—	—	—	—	—	—
Noncurrent	26	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	13	2	11	11	—	—	—	—
Noncurrent	39	14	24	9	15	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$103	$16	$35	$20	$15	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	17	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$729	$260	$234	$219	$15	$1	$18	$147
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

Derivative Assets	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$48	$5	$5	$4	$—	$2	$36	$1
Offset	(8)	(4)	(4)	(4)	—	—	—	—
Net amounts presented in Current Assets: Other	$40	$1	$1	$—	$—	$2	$36	$1
Noncurrent
Gross amounts recognized	$199	$41	$59	$59	$1	$—	$22	$—
Offset	(36)	(17)	(19)	(19)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$163	$24	$40	$40	$1	$—	$22	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$249	$114	$77	$77	$—	$—	$8	$19
Offset	(8)	(4)	(4)	(4)	—	—	—	—
Cash collateral posted	(16)	(7)	(1)	(1)	—	—	(8)	—
Net amounts presented in Current Liabilities: Other	$225	$103	$72	$72	$—	$—	$—	$19
Noncurrent
Gross amounts recognized	$224	$47	$42	$41	$2	$1	$—	$113
Offset	(35)	(17)	(19)	(19)	—	—	—	—
Cash collateral posted	(9)	(8)	(1)	(1)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$180	$22	$22	$21	$2	$1	$—	$113

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$61	$6	$3	$1	$2	$1	$18	$1
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$59	$5	$2	$—	$2	$1	$18	$1
Noncurrent
Gross amounts recognized	$128	$29	$31	$31	$—	$—	$7	$—
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$91	$15	$9	$9	$—	$—	$7	$—

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$409	$179	$149	$149	$—	$—	$18	$20
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Cash collateral posted	(96)	(48)	(30)	(30)	—	—	(18)	—
Net amounts presented in Current Liabilities: Other	$311	$130	$118	$118	$—	$—	$—	$20
Noncurrent
Gross amounts recognized	$320	$81	$85	$70	$15	$1	$—	$127
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Cash collateral posted	(66)	(38)	(28)	(28)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$217	$29	$35	$20	$15	$1	$—	$127

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	June 30, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$242	$134	$108	$108
Fair value of collateral already posted	17	15	2	2
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$225	$119	$106	$106

	December 31, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$342	$175	$166	$166
Fair value of collateral already posted	144	86	58	58
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$198	$89	$108	$108
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2024, and December 31, 2023.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$151	$—	$—	$133
Equity securities	5,612	23	7,859	4,942	22	7,278
Corporate debt securities	7	44	691	12	43	632
Municipal bonds	3	15	330	6	16	347
U.S. government bonds	6	79	1,668	24	65	1,575
Other debt securities	1	10	244	1	13	178
Total NDTF Investments	$5,629	$171	$10,943	$4,985	$159	$10,143
Other Investments
Cash and cash equivalents	$—	$—	$124	$—	$—	$31
Equity securities	51	—	177	33	—	158
Corporate debt securities	—	6	91	—	6	82
Municipal bonds	—	2	81	1	2	77
U.S. government bonds	—	4	50	—	2	65
Other debt securities	—	4	47	—	2	47
Total Other Investments	$51	$16	$570	$34	$12	$460
Total Investments	$5,680	$187	$11,513	$5,019	$171	$10,603
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2024, and 2023, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
FV-NI:
Realized gains	$127	$20	$195	$46
Realized losses	27	36	45	82
AFS:
Realized gains	2	13	12	21
Realized losses	22	27	36	59
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$57	$—	$—	$51
Equity securities	3,254	16	4,527	2,886	14	4,196
Corporate debt securities	2	37	424	4	35	390
Municipal bonds	—	4	41	—	4	50
U.S. government bonds	2	44	894	13	33	826
Other debt securities	1	10	225	1	13	172
Total NDTF Investments	$3,259	$111	$6,168	$2,904	$99	$5,685

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2024, and 2023, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
FV-NI:
Realized gains	$72	$9	$125	$27
Realized losses	15	18	21	47
AFS:
Realized gains	1	4	5	9
Realized losses	11	8	17	28
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$94	$—	$—	$82
Equity securities	2,358	7	3,332	2,056	8	3,082
Corporate debt securities	5	7	267	8	8	242
Municipal bonds	3	11	289	6	12	297
U.S. government bonds	4	35	774	11	32	749
Other debt securities	—	—	19	—	—	6
Total NDTF Investments	$2,370	$60	$4,775	$2,081	$60	$4,458
Other Investments
Cash and cash equivalents	$—	$—	$25	$—	$—	$18
Municipal bonds	—	1	23	—	1	23
Total Other Investments	$—	$1	$48	$—	$1	$41
Total Investments	$2,370	$61	$4,823	$2,081	$61	$4,499
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2024, and 2023, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
FV-NI:
Realized gains	$55	$11	$70	$19
Realized losses	12	18	24	35
AFS:
Realized gains	1	9	7	12
Realized losses	11	19	19	31

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$77	$—	$—	$55
Equity securities	2,243	7	3,205	1,956	8	2,970
Corporate debt securities	4	7	254	7	8	229
Municipal bonds	3	11	289	6	12	297
U.S. government bonds	4	23	583	10	18	518
Other debt securities	—	—	17	—	—	6
Total NDTF Investments	$2,254	$48	$4,425	$1,979	$46	$4,075
Other Investments
Cash and cash equivalents	$—	$—	$18	$—	$—	$14
Total Other Investments	$—	$—	$18	$—	$—	$14
Total Investments	$2,254	$48	$4,443	$1,979	$46	$4,089
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2024, and 2023, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
FV-NI:
Realized gains	$55	$11	$70	$19
Realized losses	12	17	24	34
AFS:
Realized gains	1	8	7	11
Realized losses	10	17	18	29
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$17	$—	$—	$27
Equity securities	115	—	127	100	—	112
Corporate debt securities	1	—	13	1	—	13
U.S. government bonds	—	12	191	1	14	231
Other debt securities	—	—	2	—	—	—
Total NDTF Investments(a)	$116	$12	$350	$102	$14	$383
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$3
Municipal bonds	—	1	23	—	1	23
Total Other Investments	$—	$1	$26	$—	$1	$26
Total Investments	$116	$13	$376	$102	$15	$409
(a)During the six months ended June 30, 2024, and the year ended December 31, 2023, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2024, and 2023, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$1
Equity securities	15	—	110	4	—	98
Corporate debt securities	—	—	7	—	—	8
Municipal bonds	—	1	47	1	1	46
U.S. government bonds	—	—	8	—	—	10
Total Investments	$15	$1	$174	$5	$1	$163
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2024, and 2023, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$115	$11	$81	$18	$63	$8
Due after one through five years	785	297	403	289	114	21
Due after five through 10 years	664	411	209	197	12	9
Due after 10 years	1,638	865	679	639	40	24
Total	$3,202	$1,584	$1,372	$1,143	$229	$62
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

	June 30, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$151	$151	$—	$—	$—
NDTF equity securities	7,859	7,827	—	—	32
NDTF debt securities	2,933	917	2,016	—	—
Other equity securities	177	177	—	—	—
Other debt securities	269	47	222	—	—
Other cash and cash equivalents	124	124	—	—	—
Derivative assets	247	3	209	35	—
Total assets	11,760	9,246	2,447	35	32
Derivative liabilities	(473)	(39)	(434)	—	—
Net assets	$11,287	$9,207	$2,013	$35	$32

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$133	$133	$—	$—	$—
NDTF equity securities	7,278	7,241	—	—	37
NDTF debt securities	2,732	829	1,903	—	—
Other equity securities	158	158	—	—	—
Other debt securities	271	55	216	—	—
Other cash and cash equivalents	31	31	—	—	—
Derivative assets	189	37	137	15	—
Total assets	10,792	8,484	2,256	15	37
Derivative liabilities	(729)	(60)	(669)	—	—
Net assets	$10,063	$8,424	$1,587	$15	$37

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$6	$12	$15	$34
Purchases, sales, issuances and settlements:
Purchases	29	47	29	47
Settlements	(10)	(38)	(23)	(58)
Total gains included on the Condensed Consolidated Balance Sheet	10	20	14	18
Balance at end of period	$35	$41	$35	$41
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$57	$57	$—	$—
NDTF equity securities	4,527	4,495	—	32
NDTF debt securities	1,584	455	1,129	—
Derivative assets	46	—	46	—
Total assets	6,214	5,007	1,175	32
Derivative liabilities	(161)	—	(161)	—
Net assets	$6,053	$5,007	$1,014	$32

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$51	$51	$—	$—
NDTF equity securities	4,196	4,159	—	37
NDTF debt securities	1,438	375	1,063	—
Derivative assets	35	—	35	—
Total assets	5,720	4,585	1,098	37
Derivative liabilities	(260)	—	(260)	—
Net assets	$5,460	$4,585	$838	$37
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$94	$94	$—	$82	$82	$—
NDTF equity securities	3,332	3,332	—	3,082	3,082	—
NDTF debt securities	1,349	462	887	1,294	454	840
Other debt securities	23	—	23	23	—	23
Other cash and cash equivalents	25	25	—	18	18	—
Derivative assets	64	—	64	34	—	34
Total assets	4,887	3,913	974	4,533	3,636	897
Derivative liabilities	(119)	—	(119)	(234)	—	(234)
Net assets	$4,768	$3,913	$855	$4,299	$3,636	$663

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$77	$77	$—	$55	$55	$—
NDTF equity securities	3,205	3,205	—	2,970	2,970	—
NDTF debt securities	1,143	305	838	1,050	266	784
Other cash and cash equivalents	18	18	—	14	14	—
Derivative assets	63	—	63	32	—	32
Total assets	4,506	3,605	901	4,121	3,305	816
Derivative liabilities	(118)	—	(118)	(219)	—	(219)
Net assets	$4,388	$3,605	$783	$3,902	$3,305	$597
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$17	$17	$—	$27	$27	$—
NDTF equity securities	127	127	—	112	112	—
NDTF debt securities	206	157	49	244	188	56
Other debt securities	23	—	23	23	—	23
Other cash and cash equivalents	3	3	—	3	3	—
Derivative assets	1	—	1	2	—	2
Total assets	377	304	73	411	330	81
Derivative liabilities	(2)	—	(2)	(15)	—	(15)
Net assets	$375	$304	$71	$396	$330	$66
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2024, and December 31, 2023.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2024				December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$110	$110	$—	$—	$98	$98	$—	$—
Other debt securities	62	—	62	—	64	—	64	—
Other cash and cash equivalents	2	2	—	—	1	1	—	—
Derivative assets	58	3	22	33	25	5	7	13
Total assets	232	115	84	33	188	104	71	13
Derivative liabilities	(8)	(8)	—	—	(18)	(18)	—	—
Net assets	$224	$107	$84	$33	$170	$86	$71	$13

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$5	$11	$13	$29
Purchases, sales, issuances and settlements:
Purchases	27	42	27	42
Settlements	(9)	(37)	(20)	(56)
Total gains included on the Condensed Consolidated Balance Sheet	10	21	13	22
Balance at end of period	$33	$37	$33	$37
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$1	$1	$—
Derivative liabilities	(132)	—	(132)	(147)	—	(147)
Net (liabilities) assets	$(131)	$1	$(132)	$(146)	$1	$(147)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$0.22	-	$1.78	$0.52
Duke Energy Indiana
FTRs	33	RTO auction pricing	FTR price – per MWh	(0.31)	-	14.00	1.82
Duke Energy
Total Level 3 derivatives	$35

	December 31, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$0.36	-	$2.11	$0.71
Duke Energy Indiana
FTRs	13	RTO auction pricing	FTR price – per MWh	(1.05)	-	9.64	1.26
Duke Energy
Total Level 3 derivatives	$15

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2024		December 31, 2023
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$78,779	$70,796	$75,252	$69,790
Duke Energy Carolinas	17,026	15,409	16,012	15,077
Progress Energy	24,259	22,144	23,759	22,553
Duke Energy Progress	12,343	10,785	11,714	10,595
Duke Energy Florida	10,273	9,594	10,401	10,123
Duke Energy Ohio	4,163	3,829	3,518	3,310
Duke Energy Indiana	4,800	4,317	4,502	4,230
Piedmont	3,669	3,221	3,668	3,336
(a)Book value of long-term debt includes $1.1 billion and $1.0 billion at June 30, 2024, and December 31, 2023, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both June 30, 2024, and December 31, 2023, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2024, and the year ended December 31, 2023, or is expected to be provided in the future that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the DERF, DEPR and DEFR credit facilities are reflected on the Condensed Consolidated Balance Sheets as Current maturities of long-term debt.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	(a)	January 2025	April 2025	(b)
Credit facility amount	(a)	$500	$400	(b)
Amounts borrowed at June 30, 2024	—	500	400	—
Amounts borrowed at December 31, 2023	312	500	400	325
Restricted Receivables at June 30, 2024	—	1,128	881	—
Restricted Receivables at December 31, 2023	663	991	833	532
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2024	December 31, 2023
Regulatory Assets: Current	60	59
Current Assets: Other	32	37
Other Noncurrent Assets: Regulatory assets	775	803
Current Liabilities: Other	8	8
Current maturities of long-term debt	59	59
Long-Term Debt	801	831
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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	June 30, 2024		December 31, 2023
	Duke Energy	Duke Energy	Duke Energy	Duke Energy
(in millions)	Carolinas	Progress	Carolinas	Progress
Regulatory Assets: Current	$12	$39	$12	$39
Current Assets: Other	10	31	9	31
Other Noncurrent Assets: Regulatory assets	191	626	196	643
Other Noncurrent Assets: Other	1	4	1	2
Current Liabilities: Other	2	10	10	34
Current maturities of long-term debt	10	34	3	8
Long-Term Debt	203	663	208	680
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
The following table summarizes the impact of this VIE on Duke Energy Progress' Consolidated Balance Sheets.

(in millions)	June 30, 2024
Regulatory Assets: Current	$9
Other Noncurrent Assets: Regulatory assets	162
Current maturities of long-term debt	6
Long-Term Debt	166
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
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	June 30, 2024	December 31, 2023
Inventory	$494	$462
Accounts Payable	213	188

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	June 30, 2024
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—
Investments in equity method unconsolidated affiliates	58	—	—
Other noncurrent assets	29	—	—
Total assets	$87	$—	$—
Other current liabilities	4	—	—
Other noncurrent liabilities	2	—	—
Total liabilities	$6	$—	$—
Net assets	$81	$—	$—

	December 31, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$150	$208
Investments in equity method unconsolidated affiliates	67	—	—
Other noncurrent assets	43	—	—
Total assets	$110	$150	$208
Other current liabilities	4	—	—
Other noncurrent liabilities	5	—	—
Total liabilities	$9	$—	$—
Net assets	$101	$150	$208
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
The following table shows the gross and net receivables sold. See discussion under Consolidated VIEs for additional information related to CRC's termination in March 2024.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Receivables sold	$—	$361	$—	$351
Less: Retained interests	—	150	—	208
Net receivables sold	$—	$211	$—	$143

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio		Duke Energy Indiana
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Sales
Receivables sold	$474	$1,381	$473	$1,665
Loss recognized on sale	7	17	6	19
Cash flows
Cash proceeds from receivables sold	$478	$1,445	$523	$1,793
Collection fees received	—	1	—	1
Return received on retained interests	4	10	4	13
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Progress Energy	$35	$30	$7	$7	$7	$29	$115
Duke Energy Progress	4	—	—	—	—	—	4
Duke Energy Florida	31	30	7	7	7	29	111
Duke Energy Indiana	8	17	17	15	5	—	62
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Piedmont	$33	$61	$51	$49	$46	$195	$435
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,092	$959	$1,625	$661	$964	$240	$269	$—
General	2,013	755	933	427	506	144	180	—
Industrial	869	374	267	183	84	39	190	—
Wholesale	524	127	337	298	39	10	49	—
Other revenues	293	99	187	91	96	18	39	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,791	$2,314	$3,349	$1,660	$1,689	$451	$727	$—

Gas Utilities and Infrastructure
Residential	$182	$—	$—	$—	$—	$86	$—	$96
Commercial	103	—	—	—	—	31	—	72
Industrial	32	—	—	—	—	6	—	24
Power Generation	—	—	—	—	—	—	—	8
Other revenues	32	—	—	—	—	9	—	23
Total Gas Utilities and Infrastructure revenue from contracts with customers	$349	$—	$—	$—	$—	$132	$—	$223

Other
Revenue from contracts with customers	$11	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,151	$2,314	$3,349	$1,660	$1,689	$583	$727	$223

Other revenue sources(a)	$21	$(17)	$8	$(24)	$27	$25	$20	$21
Total revenues	$7,172	$2,297	$3,357	$1,636	$1,716	$608	$747	$244

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended June 30, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$2,740	$715	$1,555	$539	$1,016	$208	$262	$—
General	1,876	607	914	369	545	141	212	—
Industrial	827	320	274	180	94	56	177	—
Wholesale	498	126	294	259	35	12	66	—
Other revenues	189	49	144	70	74	22	32	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,130	$1,817	$3,181	$1,417	$1,764	$439	$749	$—

Gas Utilities and Infrastructure
Residential	$179	$—	$—	$—	$—	$82	$—	$97
Commercial	100	—	—	—	—	31	—	69
Industrial	30	—	—	—	—	6	—	24
Power Generation	—	—	—	—	—	—	—	23
Other revenues	25	—	—	—	—	5	—	5
Total Gas Utilities and Infrastructure revenue from contracts with customers	$334	$—	$—	$—	$—	$124	$—	$218

Other
Revenue from contracts with customers	$9	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$6,473	$1,817	$3,181	$1,417	$1,764	$563	$749	$218

Other revenue sources(a)	$105	$11	$31	$8	$18	$26	$31	$18
Total revenues	$6,578	$1,828	$3,212	$1,425	$1,782	$589	$780	$236
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$6,207	$2,017	$3,142	$1,403	$1,739	$493	$556	$—
General	3,947	1,472	1,799	849	950	296	381	—
Industrial	1,691	714	533	360	173	71	373	—
Wholesale	1,078	265	692	624	68	24	97	—
Other revenues	546	198	336	169	167	40	73	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$13,469	$4,666	$6,502	$3,405	$3,097	$924	$1,480	$—

Gas Utilities and Infrastructure
Residential	$702	$—	$—	$—	$—	$233	$—	$469
Commercial	343	—	—	—	—	88	—	255
Industrial	79	—	—	—	—	17	—	62
Power Generation	—	—	—	—	—	—	—	16
Other revenues	72	—	—	—	—	14	—	58
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,196	$—	$—	$—	$—	$352	$—	$860

Other
Revenue from contracts with customers	$18	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$14,683	$4,666	$6,502	$3,405	$3,097	$1,276	$1,480	$860

Other revenue sources(a)	$160	$38	$83	$19	$55	$10	$26	$60
Total revenues	$14,843	$4,704	$6,585	$3,424	$3,152	$1,286	$1,506	$920
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

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended June 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at March 31, 2023	$214	$70	$75	$45	$30	$7	$4	$14
Write-Offs	(43)	(20)	(18)	(10)	(8)	—	—	(5)
Credit Loss Expense	23	6	12	4	8	1	—	4
Other Adjustments	5	1	4	4	—	—	—	—
Balance at June 30, 2023	$199	$57	$73	$43	$30	$8	$4	$13

Balance at March 31, 2024	$204	$62	$73	$47	$27	$41	$16	$12
Write-Offs	(36)	(16)	(17)	(12)	(5)	—	—	(3)
Credit Loss Expense	35	10	11	6	5	1	—	2
Other Adjustments	4	9	6	6	(1)	—	—	—
Balance at June 30, 2024	$207	$65	$73	$47	$26	$42	$16	$11

	Six Months Ended June 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(85)	(40)	(40)	(19)	(20)	—	—	(6)
Credit Loss Expense	39	13	18	5	13	2	—	5
Other Adjustments	29	16	14	13	1	—	—	—
Balance at June 30, 2023	$199	$57	$73	$43	$30	$8	$4	$13

Balance at December 31, 2023	$205	$56	$74	$44	$31	$9	$5	$11
Write-Offs	(68)	(28)	(33)	(19)	(14)	—	—	(4)
Credit Loss Expense	45	17	20	10	10	2	2	4
Other Adjustments	25	20	12	12	(1)	31	9	—
Balance at June 30, 2024	$207	$65	$73	$47	$26	$42	$16	$11
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
The aging of trade receivables is presented in the table below.

	June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(b)	$1,155	$414	$426	$278	$148	$127	$177	$11
Current	2,503	772	1,210	727	480	182	205	112
1-31 days past due	202	60	79	35	44	26	17	19
31-61 days past due	75	25	22	15	7	12	11	5
61-91 days past due	80	19	40	10	30	10	5	6
91+ days past due	229	60	61	26	35	84	18	6
Deferred Payment Arrangements(c)	99	36	40	26	14	18	5	—
Trade and Other Receivables(e)	$4,343	$1,386	$1,878	$1,117	$758	$459	$438	$159

FINANCIAL STATEMENTS	REVENUE

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unbilled Revenue(a)(d)	$1,273	$399	$401	$280	$121	$4	$22	$108
Current	2,306	680	1,009	612	395	48	87	199
1-31 days past due	275	97	91	41	50	12	14	9
31-61 days past due	78	20	34	23	11	3	7	2
61-91 days past due	47	15	17	10	7	2	4	1
91+ days past due	253	67	69	24	45	46	27	3
Deferred Payment Arrangements(c)	104	34	43	26	17	6	—	—
Trade and Other Receivables	$4,336	$1,312	$1,664	$1,016	$646	$121	$161	$322
(a)Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy or natural gas delivered but not yet billed and are included within Receivables and Receivables of VIEs on the Condensed Consolidated Balance Sheets.
(b)In March 2024, Duke Energy repaid all outstanding CRC borrowings and terminated the related CRC credit facility. Duke Energy's related restricted receivables outstanding at CRC at the time of termination totaled $682 million, consisting of $316 million and $366 million of restricted receivables that were transferred back to Duke Energy Indiana and Duke Energy Ohio, respectively, to be collected and reported as Receivables on the Condensed Consolidated Balance Sheets. See Note 13 for further information.
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
(e)The balance of the remaining proceeds from the sale of certain Commercial Renewables assets to Brookfield is not presented in the aging of trade and other receivables above. Refer to Note 2 for further information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net Income (Loss) available to Duke Energy common stockholders	$886	$(234)	$1,985	$531
Less: Loss from discontinued operations attributable to Duke Energy common stockholders	(10)	(948)	(13)	(1,093)
Accumulated preferred stock dividends adjustment	(12)	(12)	—	—
Less: Impact of participating securities	1	1	2	2
Income from continuing operations available to Duke Energy common stockholders	$883	$701	$1,996	$1,622

Loss from discontinued operations, net of tax	$(10)	$(955)	$(13)	$(1,164)
Add: Loss attributable to NCI	—	7	—	71
Loss from discontinued operations attributable to Duke Energy common stockholders	$(10)	$(948)	$(13)	$(1,093)

Weighted average common shares outstanding – basic and diluted	772	771	771	770
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.14	$0.91	$2.59	$2.10
Loss Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted(a)	$(0.01)	$(1.23)	$(0.02)	$(1.41)
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.025	$1.005	$2.050	$2.010
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$0.719	$0.719
Dividends declared on Series B preferred stock per share(d)	$—	$—	$24.375	$24.375
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
In March 2024, Duke Energy marketed its first tranche, issuing 0.8 million shares of common stock through an equity forward transaction under the ATM program with an initial forward price of $92.77 per share. In May 2024, Duke Energy marketed its second and third tranches, issuing 0.7 million shares at an initial forward price of $101.10 per share and another 0.7 million shares with an initial forward price of $100.99 per share. The equity forwards require Duke Energy to either physically settle the transactions by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternatives are at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the ATM offering until settlement of the equity forwards occurs, which is expected by December 31, 2024. The initial forward sale prices will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreements. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method.
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$29	$10	$8	$5	$4	$—	$1	$1
Interest cost on projected benefit obligation	83	20	26	12	14	4	7	3
Expected return on plan assets	(154)	(40)	(54)	(25)	(29)	(7)	(11)	(5)
Amortization of actuarial loss	8	2	3	2	1	1	1	—
Amortization of prior service credit	(4)	—	—	—	—	—	(1)	(2)
Amortization of settlement charges	4	2	1	1	1	—	1	1
Net periodic pension costs	$(34)	$(6)	$(16)	$(5)	$(9)	$(2)	$(2)	$(2)

	Three Months Ended June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$29	$9	$7	$5	$4	$—	$2	$1
Interest cost on projected benefit obligation	86	21	27	13	15	5	7	3
Expected return on plan assets	(147)	(40)	(49)	(23)	(26)	(6)	(10)	(5)
Amortization of actuarial loss	3	1	1	1	—	—	—	—
Amortization of prior service credit	(4)	—	—	—	—	—	(1)	(2)
Amortization of settlement charges	4	2	1	1	1	—	1	1
Net periodic pension costs	$(29)	$(7)	$(13)	$(3)	$(6)	$(1)	$(1)	$(2)

	Six Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$57	$19	$16	$10	$7	$1	$3	$2
Interest cost on projected benefit obligation	165	40	52	24	28	8	13	5
Expected return on plan assets	(308)	(81)	(108)	(50)	(58)	(13)	(21)	(10)
Amortization of actuarial loss	16	4	5	3	2	1	2	1
Amortization of prior service credit	(7)	—	—	—	—	—	(1)	(4)
Amortization of settlement charges	9	4	2	2	1	—	1	2
Net periodic pension costs	$(68)	$(14)	$(33)	$(11)	$(20)	$(3)	$(3)	$(4)

	Six Months Ended June 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$59	$19	$16	$10	$7	$1	$3	$2
Interest cost on projected benefit obligation	172	42	54	25	29	9	14	5
Expected return on plan assets	(294)	(80)	(99)	(46)	(52)	(12)	(20)	(10)
Amortization of actuarial loss	5	1	2	1	1	—	1	—
Amortization of prior service credit	(7)	—	—	—	—	—	(1)	(4)
Amortization of settlement charges	9	4	2	2	1	—	1	2
Net periodic pension costs	$(56)	$(14)	$(25)	$(8)	$(14)	$(2)	$(2)	$(5)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2024, and 2023.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2024, and 2023.

FINANCIAL STATEMENTS	INCOME TAXES
17. INCOME TAXES
On August 16, 2022, the IRA was signed into law. Among other provisions, the IRA created a new, zero-emission nuclear power PTC available for taxpayers beginning January 1, 2024. In 2024, Duke Energy Carolinas and Duke Energy Progress recorded a PTC deferred tax asset of approximately $209 million and $34 million, respectively. These amounts represent the net realizable value of the PTCs, which were deferred to a regulatory liability. The Subsidiary Registrants will work with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. See Note 4 for additional information on Duke Energy Carolinas' approval for a stand-alone rider starting January 1, 2025. The Company will continue to assess its calculations and interpretations as new information and guidance becomes available.
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Duke Energy	13.1%	13.7%	13.2%	13.7%
Duke Energy Carolinas	10.9%	10.6%	11.2%	11.0%
Progress Energy	16.6%	16.7%	16.6%	16.7%
Duke Energy Progress	14.9%	14.1%	14.9%	14.4%
Duke Energy Florida	19.5%	19.9%	19.5%	19.9%
Duke Energy Ohio	17.2%	15.5%	17.0%	16.2%
Duke Energy Indiana	16.7%	17.4%	16.9%	17.3%
Piedmont	20.0%	25.0%	19.6%	17.8%
The increase in the ETR for Duke Energy Ohio for the three months ending June 30, 2024, was primarily due to the amortization of EDIT in relation to pretax income.
The decrease in the ETR for Piedmont for the three months ending June 30, 2024, was primarily due to the amortization of EDIT in relation to pretax losses.
The increase in the ETR for Piedmont for the six months ending June 30, 2024, was primarily due to a decrease in amortization of EDIT.
18. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 4 and 5, respectively.

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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina and operates in the U.S. primarily through its subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. Duke Energy’s consolidated financial information includes the results of the Subsidiary Registrants, which along with Duke Energy are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2024, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2023.
Executive Overview
Advancing Our Clean Energy Transition. During the six months ended June 30, 2024, we continued to execute on our clean energy transition, remaining focused on reliability and affordability while delivering increasingly clean energy and providing strong, sustainable value for shareholders, customers, communities and employees.
•In May 2024, we entered into memorandums of understanding with several large customers which propose exploring new and innovative approaches to support carbon-free energy generation and serve future energy needs of large businesses in North Carolina and South Carolina through the use of new tariff structures. The proposed Accelerating Clean Energy (ACE) tariff framework includes new, voluntary pricing structures for large commercial and industrial customers which enable their direct support of carbon-free energy generation investments including facilitating beneficial customer on-site generation and load flexibility programs. The proposed ACE tariffs would be subject to regulatory approvals and include protections for non-participating customers.
•In January 2024, we filed supplemental modeling and analysis with the NCUC and PSCSC related to our combined systemwide Carolinas Resource Plan filed in August 2023. These updates were necessary due to substantially increased load forecasts resulting from continued economic development successes in the Carolinas occurring since the systemwide integrated resource plan was prepared. In March 2024, we filed for: (i) CPCNs with the NCUC for new natural gas generation facilities at the sites of the current Marshall Steam Station and Roxboro Plant in the Carolinas; and (ii) a Certificate of Environmental Compatibility and Public Convenience and Necessity with the PSCSC for a new solar center and associated facilities in Chesterfield and Darlington counties, South Carolina. Our energy transition strategy continues to focus on delivering a path to cleaner energy in a manner that protects grid reliability and affordability, all while meeting the energy demands of the growing and economically vibrant communities that we serve.
•As we continue to strengthen our grid and bring clean energy resources online, our customers are important partners in our clean energy future. In January 2024, we received approval for PowerPairSM, a new incentive-based pilot program for installing home solar generation with battery energy storage in our Duke Energy Carolinas and Duke Energy Progress North Carolina service territories. Enrollment options for residential customers that participate in the pilot include a one-time incentive of up to $9,000 for the installation of a solar plus battery system. The program was launched in May 2024 and successfully enrolled more than 1,300 customers in its first three months, providing another impactful way for our customers to save energy and money, while exploring new solutions to help manage low carbon grids of the future.
Regulatory Activity. During the six months ended June 30, 2024, we continued to move our regulatory strategy forward. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
•In January 2024, Duke Energy Carolinas filed a South Carolina rate case, the first base rate case filed by Duke Energy Carolinas in the state since 2018 and reflecting the South Carolina retail allocation of significant investments, including approximately $1.5 billion of transmission and distribution assets. In May 2024, we reached a constructive comprehensive settlement with certain parties and in July 2024, the PSCSC issued an order approving the settlement and revising recovery of certain environmental compliance costs. New rates were effective August 1, 2024.
•In April 2024, we filed formal requests for new base rates across several jurisdictions including Duke Energy Florida, Duke Energy Indiana and Piedmont.
•Duke Energy Florida filed a three-year rate plan that would begin in January 2025, once its current base rate settlement agreement concludes at the end of 2024, and proposed approximately $4.9 billion in incremental investments to reduce outages, expand solar generation, and increase generation unit efficiency. In July 2024, we reached a constructive comprehensive settlement with certain parties on the rate plan which, if approved by the FPSC, will allow us to continue making important investments to reduce outages, shorten response times, meet future energy demands, increase clean, solar generation and explore innovative technologies to generate cost savings for our customers.
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

MD&A	DUKE ENERGY
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
Regulatory Matters
Coal Ash Costs
In April 2024, the EPA issued the 2024 CCR Rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. Duke Energy is participating in and monitoring legal challenges to the 2024 CCR Rule.
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. The majority of spend is expected to occur over the next 10 years. For more information, see "Other Matters" and Notes 4 and 7 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations."
Fuel Cost Recovery
As a result of rapidly rising commodity costs during 2022, including natural gas, fuel and purchased power prices in excess of amounts included in fuel-related revenues led to an increase in the under collection of fuel costs from customers in jurisdictions including those served by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These amounts have been deferred in regulatory assets and impacted the cash flows of the registrants, including increased borrowings to temporarily finance related expenditures until recovery. Regulatory filings have been made and approved for recovery of all remaining uncollected 2022 fuel costs. Across all jurisdictions, Duke Energy is currently on pace to recover approximately $1.9 billion of deferred fuel costs in 2024 and we anticipate being in line with our historical average balance of deferred fuel costs by the end of this year.
EPA Regulations of GHG Emissions
In April 2024, the EPA issued a final rule under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Duke Energy is analyzing the potential impacts the rule could have on the Company, which could be material and may influence the timing, nature, and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in and monitoring legal challenges to the final rule. For more information, see "Other Matters."
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
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted EPS. Adjusted earnings and adjusted EPS represent income from continuing operations available to Duke Energy Corporation common stockholders in dollar and basic per share amounts, adjusted for the dollar and per share impact of special items. As discussed below, special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. The most directly comparable GAAP measures for adjusted earnings and adjusted EPS are GAAP Reported Earnings (Loss) and GAAP Reported Basic Earnings (Loss) Per Share, respectively.
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Regulatory Matters primarily represents impairment charges related to Duke Energy Carolinas' South Carolina rate case order.
Discontinued operations primarily represents the operating results and impairments recognized related to the sale of Duke Energy's Commercial Renewables Disposal Groups.
Three Months Ended June 30, 2024, as compared to June 30, 2023
GAAP reported EPS was $1.13 for the three months ended June 30, 2024 compared to a GAAP reported loss per share of $(0.32) for the three months ended June 30, 2023. In addition to the drivers below, GAAP reported EPS increased primarily due to impairments on the sale of the Commercial Renewables business in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s second quarter 2024 adjusted EPS was $1.18 compared to $0.91 for the second quarter of 2023. The increase in adjusted EPS was primarily due to growth from rate increases and riders, higher sales volumes and favorable weather, partially offset by higher interest expense and higher depreciation on a growing asset base.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2024		2023
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings (Loss)/GAAP Reported Earnings (Loss) Per Share	$886	$1.13	$(234)	$(0.32)
Adjustments:
Regulatory Matters(a)	25	0.03	—	—
Discontinued Operations(b)	10	0.01	948	1.23
Adjusted Earnings/Adjusted EPS	$921	$1.18	$714	$0.91
Note: Total EPS may not foot due to rounding.
(a)Net of $8 million tax benefit. $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense.
(b)Recorded in Loss from Discontinued Operations, net of tax, and Net (Income) Loss Attributable to Noncontrolling Interests.
Six Months Ended June 30, 2024, as compared to June 30, 2023
GAAP Reported EPS was $2.57 for the six months ended June 30, 2024, compared to $0.69 for the six months ended June 30, 2023. In addition to the drivers below, GAAP reported EPS increased primarily due to impairments on the sale of the Commercial Renewables business in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $2.62 for the six months ended June 30, 2024, compared to $2.10 for the six months ended June 30, 2023. The increase in adjusted EPS was primarily due to growth from rate increases and riders and improved weather, partially offset by higher interest expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2024		2023
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,985	$2.57	$531	$0.69
Adjustments:
Regulatory Matters(a)	25	0.03	—	—
Discontinued Operations(b)	13	0.02	1,093	1.41
Adjusted Earnings/Adjusted EPS	$2,023	$2.62	$1,624	$2.10
(a)Net of $8 million tax benefit. $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense.
(b)Recorded in Loss from Discontinued Operations, net of tax, and Net (Income) Loss Attributable to Noncontrolling Interests.

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
Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Operating Revenues	$6,820	$6,250	$570	$13,623	$12,648	$975
Operating Expenses
Fuel used in electric generation and purchased power	2,247	2,058	189	4,602	4,454	148
Operation, maintenance and other	1,262	1,341	(79)	2,578	2,610	(32)
Depreciation and amortization	1,246	1,188	58	2,471	2,284	187
Property and other taxes	351	337	14	688	685	3
Impairment of assets and other charges	42	5	37	43	12	31
Total operating expenses	5,148	4,929	219	10,382	10,045	337
Gains on Sales of Other Assets and Other, net	1	27	(26)	7	28	(21)
Operating Income	1,673	1,348	325	3,248	2,631	617
Other Income and Expenses, net	141	127	14	272	257	15
Interest Expense	488	444	44	987	896	91
Income Before Income Taxes	1,326	1,031	295	2,533	1,992	541
Income Tax Expense	214	158	56	387	307	80
Less: Income Attributable to Noncontrolling Interest	22	23	(1)	35	44	(9)
Segment Income	$1,090	$850	$240	$2,111	$1,641	$470

Duke Energy Carolinas GWh sales	22,484	20,638	1,846	44,872	41,557	3,315
Duke Energy Progress GWh sales	17,204	15,454	1,750	33,332	30,799	2,533
Duke Energy Florida GWh sales	11,862	11,400	462	20,701	20,390	311
Duke Energy Ohio GWh sales	5,910	5,695	215	11,690	11,338	352
Duke Energy Indiana GWh sales	7,516	6,927	589	14,991	14,277	714
Total Electric Utilities and Infrastructure GWh sales	64,976	60,114	4,862	125,586	118,361	7,225
Net proportional MW capacity in operation				54,578	54,420	158
Three Months Ended June 30, 2024, as compared to June 30, 2023
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, improved weather, and higher weather-normal retail sales volumes, partially offset by higher depreciation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $159 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas and Duke Energy Progress and the 2021 Settlement at Duke Energy Florida;
•a $150 million increase in fuel revenues primarily due to net higher fuel cost recovery in the current year;
•a $142 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $69 million increase in weather-normal retail sales volumes;
•a $62 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers at Duke Energy Carolinas; and
•a $23 million increase in other revenues at Duke Energy Florida.
Partially offset by:
•a $71 million decrease in storm revenues at Duke Energy Florida.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $189 million increase in fuel used in electric generation and purchased power due to higher recovery of fuel expense at Duke Energy Carolinas and Duke Energy Progress, partially offset by lower deferred fuel amortization and lower fuel prices and volumes at Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana;
•a $58 million increase in depreciation and amortization primarily due to higher depreciable base and higher net amortizations driven by the North Carolina rate cases at Duke Energy Carolinas and Duke Energy Progress, and lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida; and
•a $37 million increase in impairments of assets and other charges primarily related to the South Carolina rate case order at Duke Energy Carolinas.
Partially offset by:
•a $79 million decrease in operation, maintenance and other primarily driven by lower storm amortization at Duke Energy Florida, lower storm and nuclear outage costs at Duke Energy Progress, partially offset by higher storm costs at Duke Energy Carolinas.
Gains on Sales of Other Assets and Other, net. The decrease was primarily due to the sale of the Mint Street parking deck in the prior year at Duke Energy Carolinas.
Interest Expense. The variance was primarily driven by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the three months ended June 30, 2024 and 2023, were 16.1% and 15.3%, respectively.
Six Months Ended June 30, 2024, as compared to June 30, 2023
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, improved weather, and higher weather-normal retail sales volumes, partially offset by higher depreciation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $306 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Kentucky and the 2021 Settlement at Duke Energy Florida;
•a $291 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $109 million increase in weather-normal retail sales volumes;
•a $101 million increase in fuel revenues primarily due to net higher fuel cost recovery in the current year;
•a $101 million increase in rider revenues primarily due to a decrease in the return of EDIT to customers at Duke Energy Carolinas; and
•a $38 million increase in other revenues at Duke Energy Florida.
Partially offset by:
•a $35 million decrease in storm revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $187 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida and higher depreciable base and higher net amortizations driven by the North Carolina rate cases at Duke Energy Carolinas and Duke Energy Progress;
•a $148 million increase in fuel used in electric generation and purchased power due to higher recovery of fuel expense at Duke Energy Carolinas and Duke Energy Progress, partially offset by lower deferred fuel amortization and lower fuel prices and volumes at Duke Energy Indiana, Duke Energy Florida and Duke Energy Ohio; and
•a $31 million increase in impairment of assets and other charges primarily related to the South Carolina rate case order at Duke Energy Carolinas.
Partially offset by:
•a $32 million decrease in operation, maintenance and other primarily driven by lower storm amortization at Duke Energy Florida and lower outage work at Duke Energy Indiana, partially offset by higher storm costs at Duke Energy Carolinas.
Gains on Sales of Other Assets and Other, net. The decrease was primarily due to the sale of the Mint Street parking deck in the prior year at Duke Energy Carolinas.
Interest Expense. The variance was primarily driven by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT. The ETRs for the six months ended June 30, 2024, and 2023, were 15.3% and 15.4%, respectively.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Operating Revenues	$381	$359	$22	$1,283	$1,270	$13
Operating Expenses
Cost of natural gas	78	79	(1)	310	377	(67)
Operation, maintenance and other	117	110	7	246	229	17
Depreciation and amortization	96	84	12	194	169	25
Property and other taxes	38	30	8	84	61	23
Impairment of assets and other charges	—	(5)	5	—	(4)	4
Total operating expenses	329	298	31	834	832	2
Losses on Sales of Other Assets and Other, net	—	(1)	1	—	(1)	1
Operating Income	52	60	(8)	449	437	12
Other Income and Expenses, net	17	24	(7)	34	47	(13)
Interest Expense	61	52	9	122	102	20
Income Before Income Taxes	8	32	(24)	361	382	(21)
Income Tax Expense	2	7	(5)	71	70	1
Segment Income	$6	$25	$(19)	$290	$312	$(22)

Piedmont LDC throughput (dekatherms)	128,266,775	122,238,056	6,028,719	291,531,790	283,701,849	7,829,941
Duke Energy Midwest LDC throughput (Mcf)	12,969,694	13,738,164	(768,470)	46,167,345	45,553,131	614,214
Three Months Ended June 30, 2024, as compared to June 30, 2023
GU&I’s results were impacted primarily by higher depreciation and amortization and interest expense, partially offset by higher margin growth. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $6 million increase due to higher base rates, primarily from the Duke Energy Ohio rate case, partially offset by lower rider revenues as Duke Energy Ohio;
•a $6 million increase due to unregulated Renewable Natural Gas (RNG) revenue;
•a $4 million increase due to North Carolina IMR; and
•a $3 million increase due to Tennessee ARM revenues.
Operating Expenses. The variance was driven primarily by:
•a $12 million increase in depreciation and amortization due to higher depreciable base and lower CEP deferrals;
•an $8 million increase in property and other taxes due to a higher base upon which property taxes are levied; and
•a $7 million increase in operations, maintenance and other primarily due to higher outside services, labor and service company costs.
Other Income and Expenses, net. The decrease was primarily due to lower production and higher labor expense at SustainRNG.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income. The ETRs for the three months ended June 30, 2024, and 2023, were 25% and 21.9%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT.
Six Months Ended June 30, 2024, as compared to June 30, 2023
GU&I’s results were impacted primarily by higher depreciation and amortization, higher interest expense and higher property and other taxes, partially offset by higher margin growth. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Operating Revenues. The variance was driven primarily by:
•a $26 million increase due to higher base rates, primarily from the Duke Energy Ohio rate case, partially offset by lower rider revenues as Duke Energy Ohio;
•a $17 million increase due to Tennessee ARM revenues;
•a $12 million increase due to customer growth;
•a $12 million increase due to North Carolina IMR; and
•a $9 million increase due to rate stabilization mechanisms in South Carolina.
Partially offset by:
•a $67 million decrease due to lower natural gas costs passed through to customers and lower rates of natural gas costs.
Operating Expenses. The variance was driven primarily by:
•a $25 million increase in depreciation and amortization due to higher depreciable base, higher depreciation for certain unregulated RNG projects and lower CEP deferrals;
•a $23 million increase in property and other taxes due to a higher base upon which property taxes are levied; and
•a $17 million increase in operations, maintenance and other primarily due to higher outside services, labor and service company costs.
Partially offset by:
•a $67 million decrease due to lower natural gas costs passed through to customers and lower rates of natural gas costs.
Other Income and Expenses, Net. The decrease was primarily due to lower production and higher labor expense at SustainRNG.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Operating Revenues	$40	$34	$6	$78	$65	$13
Operating Expenses	70	20	50	126	49	77
Gains on Sales of Other Assets and Other, net	6	5	1	11	11	—
Operating (Loss) Income	(24)	19	(43)	(37)	27	(64)
Other Income and Expenses, net	67	59	8	146	121	25
Interest Expense	306	271	35	600	527	73
Loss Before Income Taxes	(263)	(193)	(70)	(491)	(379)	(112)
Income Tax Benefit	(77)	(46)	(31)	(141)	(103)	(38)
Less: Preferred Dividends	14	14	—	53	53	—
Net Loss	$(200)	$(161)	$(39)	$(403)	$(329)	$(74)
Three Months Ended June 30, 2024, as compared to June 30, 2023
Other's results were impacted by higher interest expense driven by higher outstanding long-term debt balances and interest rates.
Operating Expenses. The increase was driven by contributions to the Duke Energy Foundation, higher claim reserves related to captive insurance, and franchise tax benefits recognized in the prior year.
Other Income and Expenses, net. The increase was primarily due to higher equity earnings from the National Methanol Company (NMC) investment.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances and interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily due an increase in pretax losses and tax levelization. The ETRs for the three months ended June 30, 2024, and 2023, were 29.3% and 23.8%, respectively. The increase in the ETR was primarily due to tax levelization and non-deductible interest on Company-owned life insurance in the prior year.
Six Months Ended June 30, 2024, as compared to June 30, 2023
Other's results were impacted by higher interest expense driven by higher outstanding long-term debt balances and interest rates.
Operating Expenses. The increase was primarily driven by contributions to the Duke Energy Foundation, higher claim reserves related to captive insurance, and franchise tax benefits in the prior year.

MD&A	SEGMENT RESULTS - OTHER
Other Income and Expenses, net. The increase was primarily due to higher equity earnings from the NMC investment.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances and interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses and non-deductible interest on Company-owned life insurance in the prior year. The ETRs for the six months ended June 30, 2024, and 2023, were 28.7% and 27.2%, respectively. The increase in the ETR was primarily due to non-deductible interest on Company-owned life insurance in the prior year.
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Loss From Discontinued Operations, net of tax	$(10)	$(955)	$945	$(13)	$(1,164)	$1,151
Three Months Ended June 30, 2024, as compared to June 30, 2023
The variance was primarily driven by impairments on the sale of the Commercial Renewables business recorded in the prior year.
Six Months Ended June 30, 2024, as compared to June 30, 2023
The variance was primarily driven by impairments on the sale of the Commercial Renewables business recorded in the prior year.
DUKE ENERGY CAROLINAS
Results of Operations

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Operating Revenues	$4,704	$3,762	$942
Operating Expenses
Fuel used in electric generation and purchased power	1,609	1,133	476
Operation, maintenance and other	895	861	34
Depreciation and amortization	834	779	55
Property and other taxes	183	186	(3)
Impairment of assets and other charges	34	6	28
Total operating expenses	3,555	2,965	590
Gains on Sales of Other Assets and Other, net	1	26	(25)
Operating Income	1,150	823	327
Other Income and Expenses, net	123	118	5
Interest Expense	348	332	16
Income Before Income Taxes	925	609	316
Income Tax Expense	104	67	37
Net Income	$821	$542	$279
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	7.3%
General service sales	5.6%
Industrial sales	(0.3)%
Wholesale power sales	17.2%
Joint dispatch sales	(5.3)%
Total sales	8.0%
Average number of customers	2.2%

MD&A	DUKE ENERGY CAROLINAS
Six Months Ended June 30, 2024, as compared to June 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $460 million increase in fuel revenues due to higher fuel rates and volumes;
•a $188 million increase due to higher pricing from the North Carolina rate case;
•a $146 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $66 million increase in rider revenues primarily due to the decrease in the return of EDIT to customers compared to the prior year; and
•a $31 million increase in weather-normal retail sales volumes.
Operating Expenses. The variance was driven primarily by:
•a $476 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expense, and higher volumes, partially offset by lower natural gas prices;
•a $55 million increase in depreciation and amortization primarily due to a higher depreciable base, and higher net amortizations driven by the North Carolina rate case;
•a $34 million increase in operation, maintenance and other primarily due to higher storm costs; and
•a $28 million increase in impairment of assets and other charges primarily related to the South Carolina rate case order.
Gains on Sales of Other Assets and Other, net. The decrease was primarily due to the sale of the Mint Street parking deck in the prior year.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
PROGRESS ENERGY
Results of Operations

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Operating Revenues	$6,585	$6,260	$325
Operating Expenses
Fuel used in electric generation and purchased power	2,345	2,367	(22)
Operation, maintenance and other	1,216	1,252	(36)
Depreciation and amortization	1,155	1,046	109
Property and other taxes	324	341	(17)
Impairment of assets and other charges	9	5	4
Total operating expenses	5,049	5,011	38
Gains on Sales of Other Assets and Other, net	13	12	1
Operating Income	1,549	1,261	288
Other Income and Expenses, net	122	97	25
Interest Expense	525	465	60
Income Before Income Taxes	1,146	893	253
Income Tax Expense	190	149	41
Net Income	$956	$744	$212
Six Months Ended June 30, 2024, as compared to June 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $115 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling, at Duke Energy Progress and Duke Energy Florida;
•a $99 million increase due to higher pricing from the North Carolina and South Carolina rate cases at Duke Energy Progress and the 2021 Settlement at Duke Energy Florida;
•a $93 million increase in weather-normal retail sales volumes at Duke Energy Progress;
•a $38 million increase in Clean Energy Connection subscription revenues, higher residential fixed bill program revenues and higher transmission revenues at Duke Energy Florida;

MD&A	PROGRESS ENERGY
•a $19 million increase in wholesale revenues, net of fuel, due to higher sales volumes and capacity rates at Duke Energy Progress; and
•a $16 million increase in rider revenues primarily due to higher rates for the Storm Protection Plan at Duke Energy Florida.
Partially offset by:
•a $35 million decrease in storm revenues at Duke Energy Florida;
•a $13 million decrease in franchise taxes revenue primarily due to decreased revenues over prior year at Duke Energy Florida; and
•an $11 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates billed to retail customers at Duke Energy Florida, partially offset by an increase in fuel rates and volumes at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:
•a $109 million increase in depreciation and amortization due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida and higher net amortizations driven by the North Carolina rate case at Duke Energy Progress.
Partially offset by:
•a $36 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida;
•a $22 million decrease in fuel used in electric generation and purchased power primarily due to a decrease in purchased power costs driven by expiration of contracts in current year, lower fuel costs driven by lower natural gas prices and a decrease due to fuel cost recovery at Duke Energy Florida, partially offset by higher volumes and recovery of fuel expenses at Duke Energy Progress; and
•a $17 million decrease in property and other taxes primarily due to lower property taxes and lower franchise and gross receipts tax, driven by lower revenues at Duke Energy Florida.
Other Income and Expenses, net. The variance was primarily driven by other post-employment benefit activity and interest income at Duke Energy Progress.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates at Duke Energy Progress.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
DUKE ENERGY PROGRESS
Results of Operations

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Operating Revenues	$3,424	$2,958	$466
Operating Expenses
Fuel used in electric generation and purchased power	1,217	1,034	183
Operation, maintenance and other	701	706	(5)
Depreciation and amortization	645	611	34
Property and other taxes	101	95	6
Impairment of assets and other charges	9	7	2
Total operating expenses	2,673	2,453	220
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	752	506	246
Other Income and Expenses, net	73	61	12
Interest Expense	243	206	37
Income Before Income Taxes	582	361	221
Income Tax Expense	87	52	35
Net Income	$495	$309	$186

MD&A	DUKE ENERGY PROGRESS
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2024
Residential sales	6.9%
General service sales	5.1%
Industrial sales	(6.3)%
Wholesale power sales	8.8%
Joint dispatch sales	17.4%
Total sales	8.2%
Average number of customers	2.1%
Six Months Ended June 30, 2024, as compared to June 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $185 million increase in fuel revenues due to higher fuel rates and volumes;
•a $93 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $93 million increase in weather-normal retail sales volumes;
•a $70 million increase due to higher pricing from the North Carolina and South Carolina rate cases; and
•a $19 million increase in wholesale revenues, net of fuel, due to higher sales volumes and capacity rates.
Operating Expenses. The variance was driven primarily by:
•a $183 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expenses and higher volumes, partially offset by lower natural gas prices; and
•a $34 million increase in depreciation and amortization primarily due to higher net amortizations driven by the North Carolina rate case.
Other Income and Expenses, net. The increase was primarily driven by other post-employment benefit activity and interest income.
Interest Expense. The increase was driven primarily by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
DUKE ENERGY FLORIDA
Results of Operations

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Operating Revenues	$3,152	$3,292	$(140)
Operating Expenses
Fuel used in electric generation and purchased power	1,128	1,333	(205)
Operation, maintenance and other	507	537	(30)
Depreciation and amortization	510	435	75
Property and other taxes	223	246	(23)
Impairment of assets and other charges	—	(1)	1
Total operating expenses	2,368	2,550	(182)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	785	743	42
Other Income and Expenses, net	46	37	9
Interest Expense	225	202	23
Income Before Income Taxes	606	578	28
Income Tax Expense	118	115	3
Net Income	$488	$463	$25

MD&A	DUKE ENERGY FLORIDA
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

Increase (Decrease) over prior period	2024
Residential sales	0.5%
General service sales	0.6%
Industrial sales	(0.6)%
Wholesale power sales	13.3%
Total sales	1.5%
Average number of customers	2.2%
Six Months Ended June 30, 2024, as compared to June 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $196 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates;
•a $35 million decrease in storm revenues; and
•a $13 million decrease in franchise tax revenue primarily due to decreased revenues over prior year.
Partially offset by:
•a $38 million increase in Clean Energy Connection subscription revenues, higher residential fixed bill program revenues and higher transmission revenues;
•a $29 million increase due to higher pricing from the 2021 Settlement;
•a $22 million increase in retail sales due to improved weather compared to prior year; and
•a $16 million increase in rider revenues primarily due to higher rates for the Storm Protection Plan.
Operating Expenses. The variance was driven primarily by:
•a $205 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power costs driven by the expiration of contracts in the current year and lower fuel costs driven by lower natural gas prices and fuel cost recovery;
•a $30 million decrease in operation, maintenance and other primarily due to lower storm amortization; and
•a $23 million decrease in property and other taxes primarily due to lower property taxes and lower franchise and gross receipts tax driven by lower revenues.
Partially offset by:
•a $75 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base.
Interest Expense. The increase in interest expense is primarily driven by lower interest credits on recovery clauses due to lower deferred balances, higher outstanding debt balances and interest rates, partially offset by lower intercompany interest income.

MD&A	DUKE ENERGY OHIO
DUKE ENERGY OHIO
Results of Operations

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Operating Revenues
Regulated electric	$934	$939	$(5)
Regulated natural gas	352	359	(7)
Total operating revenues	1,286	1,298	(12)
Operating Expenses
Fuel used in electric generation and purchased power	270	340	(70)
Cost of natural gas	82	112	(30)
Operation, maintenance and other	247	244	3
Depreciation and amortization	195	176	19
Property and other taxes	204	164	40
Total operating expenses	998	1,036	(38)
Operating Income	288	262	26
Other Income and Expenses, net	10	21	(11)
Interest Expense	92	79	13
Income Before Income Taxes	206	204	2
Income Tax Expense	35	33	2
Net Income	$171	$171	$—
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2024	2024
Residential sales	3.4%	(0.6)%
General service sales	4.8%	(1.0)%
Industrial sales	(3.5)%	20.8%
Wholesale electric power sales	65.8%	n/a
Other natural gas sales	n/a	0.6%
Total sales	3.1%	1.3%
Average number of customers	1.1%	0.9%
Six Months Ended June 30, 2024, as compared to June 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $127 million decrease in fuel-related revenues primarily due to lower full-service retail sales volumes, as well as decreased natural gas costs.
Partially offset by:
•a $28 million increase in retail revenue riders primarily due to the Distribution Capital Investment Rider (DCI);
•a $26 million increase due to higher pricing due to the Duke Energy Ohio natural gas rate case, net of decreases in the Ohio CEP rider and Accelerated Main Replacement Program (AMRP) Rider;
•a $20 million increase in revenues related to higher Ohio Valley Electric Corporation (OVEC) rider collections and OVEC sales into PJM Interconnection, LLC (PJM);
•a $19 million increase due to higher pricing from the Duke Energy Kentucky electric rate case;
•a $10 million increase in transmission revenue; and
•a $9 million increase due to improved weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $100 million decrease in fuel expense primarily driven by lower retail prices for natural gas and purchased power, and a decrease in purchased power volumes.

MD&A	DUKE ENERGY OHIO
Partially offset by:
•a $40 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied, partially offset by lower franchise taxes; and
•a $19 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the Duke Energy Kentucky electric rate case implemented in 2023 and CEP deferrals in 2024.
Other Income and Expenses, net. The decrease was primarily driven by lower intercompany interest income.
Interest Expense. The increase was primarily driven by higher outstanding debt balances and interest rates.
DUKE ENERGY INDIANA
Results of Operations

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Operating Revenues	$1,506	$1,755	$(249)
Operating Expenses
Fuel used in electric generation and purchased power	494	697	(203)
Operation, maintenance and other	341	364	(23)
Depreciation and amortization	341	327	14
Property and other taxes	30	25	5
Total operating expenses	1,206	1,413	(207)
Operating Income	300	342	(42)
Other Income and Expenses, net	28	28	—
Interest Expense	115	104	11
Income Before Income Taxes	213	266	(53)
Income Tax Expense	36	46	(10)
Net Income	$177	$220	$(43)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	3.6%
General service sales	2.0%
Industrial sales	(1.0)%
Wholesale power sales	13.1%
Total sales	5.0%
Average number of customers	1.7%
Six Months Ended June 30, 2024, as compared to June 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $221 million decrease in retail fuel revenues primarily due to lower fuel rates;
•a $25 million decrease in wholesale revenues, including fuel, primarily due to the expiration of a wholesale customer contract; and
•a $12 million decrease in weather-normal retail sales volumes.
Partially offset by:
•a $20 million increase in retail sales due to improved weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $203 million decrease in fuel used in electric generation and purchased power primarily due to lower deferred fuel amortization as well as lower purchased power expense and natural gas costs, partially offset by higher coal costs; and
•a $23 million decrease in operation, maintenance and other primarily due to lower outage costs.
Partially offset by:
•a $14 million increase in depreciation and amortization primarily due to a higher depreciable base.

MD&A	DUKE ENERGY INDIANA
Interest Expense. The variance is primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income.
PIEDMONT
Results of Operations

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Operating Revenues	$920	$911	$9
Operating Expenses
Cost of natural gas	228	265	(37)
Operation, maintenance and other	180	171	9
Depreciation and amortization	126	116	10
Property and other taxes	31	30	1
Impairment of assets and other charges	—	(4)	4
Total operating expenses	565	578	(13)
Operating Income	355	333	22
Other Income and Expenses, net	34	32	2
Interest Expense	88	79	9
Income Before Income Taxes	301	286	15
Income Tax Expense	59	51	8
Net Income	$242	$235	$7
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential deliveries	14.8%
Commercial deliveries	15.2%
Industrial deliveries	1.2%
Power generation deliveries	(0.2)%
For resale	(0.7)%
Total throughput deliveries	2.8%
Secondary market volumes	(8.1)%
Average number of customers	1.5%
Six Months Ended June 30, 2024, as compared to June 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $17 million increase due to Tennessee ARM revenues;
•a $12 million increase due to customer growth;
•a $12 million increase due to North Carolina IMR; and
•a $9 million increase due to rate stabilization mechanisms in South Carolina.
Partially offset by:
• a $37 million decrease due to lower natural gas costs passed through to customers and lower rates, partially offset by higher volumes.
Operating Expenses. The variance was driven primarily by:
• a $37 million decrease in cost of natural gas due to lower natural gas costs passed through to customers and lower rates, partially offset by higher volumes.
Partially offset by:
•a $10 million increase in depreciation and amortization due to additional plant in service; and
•a $9 million increase in operations, maintenance and other primarily due to higher outside services, labor and service company costs.
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
In 2024, Duke Energy executed several equity forward sales agreements as part of the ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2024. See Note 15 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details. Also in 2024, Duke Energy Carolinas and Duke Energy Progress began recording nuclear PTC deferred tax assets related to the IRA and anticipate monetizing the PTCs in the transferability markets established by the IRA beginning later in 2024. Duke Energy Carolinas and Duke Energy Progress will work with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. See Note 17 to the Condensed Consolidated Financial Statements, “Income Taxes,” for further information.
As of June 30, 2024, Duke Energy had $390 million of cash on hand and $5.6 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
During the second quarter of 2024, Moody’s Investors Service, Inc. (Moody's) maintained the credit ratings and affirmed the ratings outlook for all of the Duke Energy Registrants, including Duke Energy Ohio. Operations in Kentucky are conducted through Duke Energy Ohio's wholly owned subsidiary, Duke Energy Kentucky. Moody's revised Duke Energy Kentucky's ratings outlook to stable, citing the expectation that a credit supportive outcome in the utility's most recent electric rate case will support credit metrics appropriate for its Baa1 rating.
As discussed in Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," Duke Energy terminated and repaid CRC in March 2024 and Duke Energy Florida terminated and repaid DEFR in April 2024. As a result of these repayments, CRC and DEFR have ceased operations and no longer acquire the receivables of Duke Energy’s subsidiaries. Duke Energy Carolinas and Duke Energy Progress continue to evaluate financing opportunities and anticipate termination and repayment of the borrowing facilities of DERF and DEPR prior to their scheduled termination dates in January 2025 and April 2025, respectively.
Refer to Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, and available credit facilities including the Master Credit Facility. Additionally, see Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for the timing and use of proceeds from the sale of certain Commercial Renewables assets to affiliates of Brookfield.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$5,427	$3,785
Investing activities	(6,575)	(6,508)
Financing activities	1,274	2,687
Net increase (decrease) in cash, cash equivalents and restricted cash	126	(36)
Cash, cash equivalents and restricted cash at beginning of period	357	603
Cash, cash equivalents and restricted cash at end of period	$483	$567
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2024	2023	Variance
Net income	$2,072	$557	$1,515
Non-cash adjustments to net income	3,234	4,085	(851)
Payments for asset retirement obligations	(262)	(261)	(1)
Working capital	(175)	(1,286)	1,111
Other assets and Other liabilities	558	690	(132)
Net cash provided by operating activities	$5,427	$3,785	$1,642

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance is primarily driven by:
•a $1,111 million decrease in net working capital amounts, primarily due to the recovery of deferred fuel costs and the timing of accruals and payments; and
•a $664 million increase in net income, after adjustment for non-cash items, primarily due to improved weather and favorable rate case impacts along with growth from riders and other margin, partially offset by higher interest expense.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2024	2023	Variance
Capital, investment and acquisition expenditures	$(6,212)	$(6,287)	$75
Other investing items	(363)	(221)	(142)
Net cash used in investing activities	$(6,575)	$(6,508)	$(67)
The variance is primarily due to net proceeds of $111 million received in the prior year related to the sale of certain assets, partially offset by lower capital expenditures in the current year due to the sale of Commercial Renewables business in the prior year.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2024	2023	Variance
Issuances of long-term debt, net	$3,641	$4,722	$(1,081)
Notes payable, commercial paper and other short-term borrowings	(736)	(582)	(154)
Dividends paid	(1,590)	(1,606)	16
Contributions from noncontrolling interests	47	248	(201)
Other financing items	(88)	(95)	7
Net cash provided by financing activities	$1,274	$2,687	$(1,413)
The variance is primarily due to:
•a $1,081 million decrease in proceeds from net issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt;
•a $201 million decrease in contributions from noncontrolling interests; and
•a $154 million decrease in net borrowings from notes payable and commercial paper.
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
In April 2024, the EPA issued the 2024 CCR Rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The final rule also imposes a subset of the 2015 CCR Rule’s requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on previously unregulated coal ash sources at regulated facilities (CCR Management Units). CCR Management Units may include surface impoundments and landfills that closed prior to the effective date of the 2015 CCR Rule, inactive CCR landfills, and other areas where CCR is managed directly on the land at Duke Energy facilities. Duke Energy, as part of a group of similarly affected electric utilities, intends to file a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit on August 6, 2024. For more information, see Note 7 to the Condensed Consolidated Financial Statements, "Asset Retirement Obligations."

MD&A	OTHER MATTERS
In April 2024, the EPA issued a final rule under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units (EGUs). EPA Rule 111 requires existing coal-fired power plants expected to operate in 2039 and beyond to reduce GHG emissions by 90% through the use of carbon capture and sequestration starting in 2032, subject to certain modifications for coal plants that retire sooner and co-fire natural gas. EPA Rule 111 also establishes GHG emissions reduction standards for new natural gas-fired EGUs, subject to carve-outs for smaller peaking units that fill gaps that cannot be met with renewables or storage. The EPA did not finalize emission guidelines for GHG emissions from existing fossil fuel-fired stationary combustion turbines and intends to address these in a future rulemaking. Duke Energy is analyzing the potential impacts the rule could have on the Company, which could be material and may influence the timing, nature, and magnitude of future generation investments in our service territories. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of Electric Generators for a Sensible Transition, a coalition of similarly affected utilities, and as a member of a utility trade group.
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations.
Generation Mix Planning Process
In August 2023, Duke Energy Carolinas and Duke Energy Progress filed their 2023 systemwide Carolinas Resource Plan (the Plan) with the NCUC and PSCSC. The Plan provided a range of generation options, including three core portfolios, reflecting an “all of the above” approach to powering the energy needs of our growing region. In the Plan, Duke Energy Carolinas and Duke Energy Progress recommended Portfolio 3 as the most prudent path forward to comply with applicable state laws, providing a reliable and orderly energy transition that was proposed as the most reasonable, executable, and lowest-cost plan for the Carolinas. Portfolio 3 proposes a diverse and reliable set of generation and energy storage solutions and shrinks the challenges of growth and the transition from coal by expanding industry-leading energy efficiency and demand response options, laying out a path to reliably exit coal by 2035. Portfolio 3 also makes the most of existing system resources by extending the lives of Duke Energy’s nuclear plants and extending the license and doubling the peak hourly capacity of the Bad Creek pumped-hydro storage facility. Near-term actions consistent with Portfolio 3 were also proposed that will be executed between now and the end of 2026 to advance the orderly energy transition.
In November 2023, Duke Energy Carolinas and Duke Energy Progress provided notice to the NCUC and PSCSC of a substantially increased load forecast resulting from increased economic development in the Carolinas occurring since the system-wide Plan was prepared. The companies filed supplemental modeling and analysis with the NCUC and PSCSC in January 2024, demonstrating the need for additional resources beyond the set of resources identified by the companies in their initial plan.
In July 2024, Duke Energy Carolinas and Duke Energy Progress reached a comprehensive settlement with the Public Staff of the NCUC, Walmart, and the Carolinas Clean Energy Business Association on the Plan, agreeing it is reasonable to use Portfolio 3 as the reference portfolio for planning purposes and to add sufficient new replacement generating resources to replace retiring capacity and meet future load growth on a schedule to achieve the interim 70% carbon emission reduction target by 2030 is unachievable and presents unacceptable risks to the reliability of the grid. Additionally, the agreement confirms the reasonableness of pursuing certain limited near-term development activities including those related to solar, battery storage, onshore wind, and certain natural gas generation assets, as well as certain limited actions exploring initial development activities related to advanced nuclear, offshore wind, and to advance the potential for 1,834 MW of pumped storage hydro at the Bad Creek II facility by 2034.
The settlement is subject to the review and approval of the NCUC. The NCUC is conducting evidentiary hearings in July and August 2024, with an order expected by the end of 2024. The PSCSC will hold its hearings in September 2024 with a decision expected in late November 2024.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
3.1
Amended and Restated By-Laws, effective as of May 9, 2024, of Duke Energy Corporation (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on May 13, 2024, File No. 1-32853).
X
4.1
Sixty-second Supplemental Indenture, dated as of April 1, 2024, between the registrant and The Bank of New York Mellon, as successor Trustee and Calculation Agent, and form of global bond (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 5, 2024, File No. 1-3274).
X
4.2
Thirty-second Supplemental Indenture, dated as of April 12, 2024, to the indenture, dated as of June 3, 2008, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 12, 2024, File No. 1-32853).
X
4.3
Thirty-third Supplemental Indenture, dated as of June 7, 2024, to the Indenture, dated as of June 3, 2008, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 7, 2024, File No. 1-32853).
X
*10.1**	Amendment to Duke Energy Corporation Executive Officer Agreement	X
*10.2**	Amendment to Duke Energy Corporation Executive Officer Severance Plan	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X

EXHIBITS

*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBITS

*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	August 6, 2024	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2024	/s/ CYNTHIA S. LEE
Cynthia S. Lee Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)