Form 10-Q
period 2024-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2024-11-07
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at October 31, 2024:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	772,482,405
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2015 CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

2021 Settlement	Settlement Agreement in 2021 among Duke Energy Florida, the Florida Office of Public Counsel, the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PSC Phosphate and NUCOR Steel Florida, Inc.

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024, which significantly expands the scope of the 2015 CCR Rule

AFUDC	Allowance for funds used during construction

ARM	Annual Review Mechanism

ARO	Asset Retirement Obligation

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CCR	Coal Combustion Residuals

CEP	Capital Expenditure Program

CPCN	Certificate of Public Convenience and Necessity

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID-19	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ERCOT	Electric Reliability Council of Texas

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

GLOSSARY OF TERMS

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMR	Integrity Management Rider

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NMC	National Methanol Company

NPNS	Normal purchase/normal sale

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

Piedmont	Piedmont Natural Gas Company, Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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
◦The ability to timely recover eligible costs, including amounts associated with coal ash impoundment retirement obligations, asset retirement and construction costs related to carbon emissions reductions, and costs related to significant weather events, and to earn an adequate return on investment through rate case proceedings and the regulatory process;
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
◦Industrial, commercial and residential growth or decline in service territories or customer bases resulting from sustained downturns of the economy, storm damage, reduced customer usage due to cost pressures from inflation or fuel costs, and the economic health of our service territories or variations in customer usage patterns, including energy efficiency efforts, natural gas building and appliance electrification, and use of alternative energy sources, such as self-generation and distributed generation technologies;
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
◦The influence of weather and other natural phenomena on operations, financial position, and cash flows, including the economic, operational and other effects of severe storms, hurricanes, droughts, earthquakes and tornadoes, including extreme weather associated with climate change;
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
◦The impact on facilities and business from a terrorist or other attack, war, vandalism, cybersecurity threats, data security breaches, operational events, information technology failures or other catastrophic events, such as severe storms, fires, explosions, pandemic health events or other similar occurrences;
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
◦The ability to obtain adequate insurance at acceptable costs and recover on claims made;
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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Regulated electric	$7,775	$7,640	$21,253	$20,140
Regulated natural gas	298	284	1,511	1,497
Nonregulated electric and other	81	70	233	211
Total operating revenues	8,154	7,994	22,997	21,848
Operating Expenses
Fuel used in electric generation and purchased power	2,644	2,571	7,207	6,987
Cost of natural gas	70	57	380	434
Operation, maintenance and other	1,409	1,428	4,108	4,113
Depreciation and amortization	1,516	1,353	4,312	3,913
Property and other taxes	383	394	1,162	1,136
Impairment of assets and other charges	(5)	88	39	96
Total operating expenses	6,017	5,891	17,208	16,679
Gains on Sales of Other Assets and Other, net	7	8	25	46
Operating Income	2,144	2,111	5,814	5,215
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	15	45	53	85
Other income and expenses, net	166	133	502	431
Total other income and expenses	181	178	555	516
Interest Expense	872	774	2,513	2,221
Income From Continuing Operations Before Income Taxes	1,453	1,515	3,856	3,510
Income Tax Expense From Continuing Operations	163	42	481	316
Income From Continuing Operations	1,290	1,473	3,375	3,194
Income (Loss) From Discontinued Operations, net of tax	25	(152)	12	(1,316)
Net Income	1,315	1,321	3,387	1,878
Less: Net Income Attributable to Noncontrolling Interests	34	69	68	42
Net Income Attributable to Duke Energy Corporation	1,281	1,252	3,319	1,836
Less: Preferred Dividends	39	39	92	92
Less: Preferred Redemption Costs	16	$—	$16	$—
Net Income Available to Duke Energy Corporation Common Stockholders	$1,226	$1,213	$3,211	$1,744

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.57	$1.83	$4.16	$3.94
Income (loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$0.03	$(0.24)	$0.01	$(1.67)
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.60	$1.59	$4.17	$2.27
Weighted Average Shares Outstanding
Basic	772	771	772	771
Diluted	773	771	772	771
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net Income	$1,315	$1,321	$3,387	$1,878
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	1	(1)	17	(1)
Net unrealized (losses) gains on cash flow hedges	(57)	200	60	206
Reclassification into earnings from cash flow hedges	(2)	24	(3)	28
Net unrealized (losses) gains on fair value hedges	(3)	15	(24)	30
Unrealized gains (losses) on available-for-sale securities	7	(6)	4	(2)
Other Comprehensive (Loss) Income, net of tax	(54)	232	54	261
Comprehensive Income	1,261	1,553	3,441	2,139
Less: Comprehensive Income Attributable to Noncontrolling Interests	34	69	68	42
Comprehensive Income Attributable to Duke Energy	1,227	1,484	3,373	2,097
Less: Preferred Dividends	39	39	92	92
Less: Preferred Redemption Costs	16	—	16	—
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,172	$1,445	$3,265	$2,005
(a)Net of income tax benefit of approximately $16 million and income tax expense of $69 million for the three months ended September 30, 2024, and 2023, respectively and approximately $16 million and $78 million of income tax expense for the nine months ended September 30, 2024, and 2023, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$376	$253
Receivables (net of allowance for doubtful accounts of $127 at 2024 and $55 at 2023)	2,161	1,112
Receivables of VIEs (net of allowance for doubtful accounts of $91 at 2024 and $150 at 2023)	1,971	3,019
Receivable from sales of Commercial Renewables Disposal Groups	545	—
Inventory (includes $477 at 2024 and $462 at 2023 related to VIEs)	4,338	4,292
Regulatory assets (includes $119 at 2024 and $110 at 2023 related to VIEs)	2,300	3,648
Assets held for sale	4	14
Other (includes $76 at 2024 and $90 at 2023 related to VIEs)	447	431
Total current assets	12,142	12,769
Property, Plant and Equipment
Cost	179,542	171,353
Accumulated depreciation and amortization	(58,146)	(56,038)
Net property, plant and equipment	121,396	115,315
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,716 at 2024 and $1,642 at 2023 related to VIEs)	13,778	13,618
Nuclear decommissioning trust funds	11,511	10,143
Operating lease right-of-use assets, net	1,146	1,092
Investments in equity method unconsolidated affiliates	477	492
Assets held for sale	81	197
Other	3,732	3,964
Total other noncurrent assets	50,028	48,809
Total Assets	$183,566	$176,893
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $212 at 2024 and $188 at 2023 related to VIEs)	$3,953	$4,228
Notes payable and commercial paper	3,947	4,288
Taxes accrued	1,016	816
Interest accrued	809	745
Current maturities of long-term debt (includes $1,012 at 2024 and $428 at 2023 related to VIEs)	3,597	2,800
Asset retirement obligations	639	596
Regulatory liabilities	1,267	1,369
Liabilities associated with assets held for sale	77	122
Other	2,122	2,319
Total current liabilities	17,427	17,283
Long-Term Debt (includes $1,842 at 2024 and $3,000 at 2023 related to VIEs)	76,524	72,452
Other Noncurrent Liabilities
Deferred income taxes	10,859	10,556
Asset retirement obligations	9,511	8,560
Regulatory liabilities	14,926	14,039
Operating lease liabilities	956	917
Accrued pension and other post-retirement benefit costs	432	485
Investment tax credits	866	864
Liabilities associated with assets held for sale	85	157
Other (includes $33 at 2024 and $35 at 2023 related to VIEs)	1,731	1,393
Total other noncurrent liabilities	39,366	36,971
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2024 and 2023	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized; 0 and 1 million shares outstanding at 2024 and 2023	—	989
Common stock, $0.001 par value, 2 billion shares authorized; 772 million and 771 million shares outstanding at 2024 and 2023	1	1
Additional paid-in capital	45,060	44,920
Retained earnings	3,052	2,235
Accumulated other comprehensive income (loss)	47	(6)
Total Duke Energy Corporation stockholders' equity	49,133	49,112
Noncontrolling interests	1,116	1,075
Total equity	50,249	50,187
Total Liabilities and Equity	$183,566	$176,893
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,387	$1,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	4,792	4,538
Equity component of AFUDC	(173)	(146)
Losses on sales of Commercial Renewables Disposal Groups	22	1,603
Gains on sales of other assets	(25)	(46)
Impairment of assets and other charges	39	96
Deferred income taxes	369	(29)
Equity in earnings of unconsolidated affiliates	(53)	(70)
Contributions to qualified pension plans	(100)	(100)
Payments for asset retirement obligations	(417)	(423)
Provision for rate refunds	(28)	(59)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	35	29
Receivables	(22)	481
Inventory	(36)	(531)
Other current assets	742	40
Increase (decrease) in
Accounts payable	90	(972)
Taxes accrued	202	277
Other current liabilities	(248)	(116)
Other assets	154	491
Other liabilities	221	368
Net cash provided by operating activities	8,951	7,309
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,191)	(9,310)
Contributions to equity method investments	(8)	(30)
Purchases of debt and equity securities	(3,380)	(2,811)
Proceeds from sales and maturities of debt and equity securities	3,450	2,848
Net proceeds from the sales of other assets	1	130
Other	(723)	(578)
Net cash used in investing activities	(9,851)	(9,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	7,760	8,704
Issuance of common stock	26	—
Redemption of preferred stock	(1,000)	—
Payments for the redemption of long-term debt	(2,833)	(3,097)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	552	575
Payments for the redemption of short-term debt with original maturities greater than 90 days	(1,025)	(110)
Notes payable and commercial paper	(42)	(1,404)
Contributions from noncontrolling interests	47	278
Dividends paid	(2,411)	(2,438)
Other	(84)	(95)
Net cash provided by financing activities	990	2,413
Net increase (decrease) in cash, cash equivalents and restricted cash	90	(29)
Cash, cash equivalents and restricted cash at beginning of period	357	603
Cash, cash equivalents and restricted cash at end of period	$447	$574
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,604	$1,528
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2023 and 2024
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2023	$1,962	771	$1	$44,866	$1,615	$(4)	$(19)	$(88)	$48,333	$2,738	$51,071
Net income(d)	—	—	—	—	1,213	—	—	—	1,213	69	1,282
Other comprehensive income (loss)	—	—	—	—	—	239	(6)	(1)	232	—	232
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	22	—	—	—	—	22	—	22
Common stock dividends	—	—	—	—	(793)	—	—	—	(793)	—	(793)
Contribution from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	30	30
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(20)	(20)
Other	—	—	—	(2)	1	—	—	—	(1)	3	2
Balance at September 30, 2023	$1,962	771	$1	$44,886	$2,036	$235	$(25)	$(89)	$49,006	$2,820	$51,826

Balance at June 30, 2024	$1,962	772	$1	$45,007	$2,635	$193	$(18)	$(73)	$49,707	$1,099	$50,806
Net income(d)	—	—	—	—	1,226	—	—	—	1,226	34	1,260
Other comprehensive income (loss)	—	—	—	—	—	(62)	7	1	(54)	—	(54)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	53	—	—	—	—	53	—	53
Preferred stock, Series B, redemption	(989)	—	—	—	—	—	—	—	(989)	—	(989)
Common stock dividends	—	—	—	—	(806)	—	—	—	(806)	—	(806)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(18)	(18)
Other	—	—	—		(3)	—	—	(1)	(4)	1	(3)
Balance at September 30, 2024	$973	772	$1	$45,060	$3,052	$131	$(11)	$(73)	$49,133	$1,116	$50,249
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2023 and 2024
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income(d)	—	—	—	—	1,744	—	—	—	1,744	42	1,786
Other comprehensive income (loss)	—	—	—	—	—	264	(2)	(1)	261	—	261
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	43	—	—	—	—	43	—	43
Common stock dividends	—	—	—	—	(2,346)	—	—	—	(2,346)	—	(2,346)
Sale of noncontrolling interest	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contributions from noncontrolling interests, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	278	278
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(45)	(45)
Other	—	—	—	(6)	1	—	—	—	(5)	4	(1)
Balance at September 30, 2023	$1,962	771	$1	$44,886	$2,036	$235	$(25)	$(89)	$49,006	$2,820	$51,826

Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income(d)	—	—	—	—	3,211	—	—	—	3,211	68	3,279
Other comprehensive income	—	—	—	—	—	33	4	17	54	—	54
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	139	—	—	—	—	139	—	139
Preferred stock, Series B, redemption	(989)	—	—	—	—	—	—	—	(989)	—	(989)
Common stock dividends	—	—	—	—	(2,392)	—	—	—	(2,392)	—	(2,392)
Sale of Commercial Renewables Disposal Groups(c)	—	—	—		—	—	—	—	—	(51)	(51)
Contributions from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(23)	(23)
Other	—	—	—	1	(2)	—	—	(1)	(2)		(2)
Balance at September 30, 2024	$973	772	$1	$45,060	$3,052	$131	$(11)	$(73)	$49,133	$1,116	$50,249
(a)Relates primarily to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
(c)See Note 2 for additional information.
(d)Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends and, for 2024, the $16 million preferred stock redemption costs.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$2,707	$2,393	$7,411	$6,155
Operating Expenses
Fuel used in electric generation and purchased power	922	690	2,531	1,823
Operation, maintenance and other	463	424	1,358	1,285
Depreciation and amortization	472	407	1,306	1,186
Property and other taxes	88	90	271	276
Impairment of assets and other charges	(2)	64	32	70
Total operating expenses	1,943	1,675	5,498	4,640
Gains on Sales of Other Assets and Other, net	—	—	1	26
Operating Income	764	718	1,914	1,541
Other Income and Expenses, net	58	63	181	181
Interest Expense	189	172	537	504
Income Before Income Taxes	633	609	1,558	1,218
Income Tax Expense	49	30	153	97
Net Income and Comprehensive Income	$584	$579	$1,405	$1,121
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$13	$9
Receivables (net of allowance for doubtful accounts of $17 at 2024 and $11 at 2023)	250	265
Receivables of VIEs (net of allowance for doubtful accounts of $53 at 2024 and $45 at 2023)	1,149	991
Receivables from affiliated companies	202	203
Notes receivable from affiliated companies	177	—
Inventory	1,482	1,484
Regulatory assets (includes $12 at 2024 and 2023 related to VIEs)	927	1,564
Other (includes $6 at 2024 and $9 at 2023 related to VIEs)	48	31
Total current assets	4,248	4,547
Property, Plant and Equipment
Cost	58,465	56,670
Accumulated depreciation and amortization	(20,026)	(19,896)
Net property, plant and equipment	38,439	36,774
Other Noncurrent Assets
Regulatory assets (includes $188 at 2024 and $196 at 2023 related to VIEs)	3,867	3,916
Nuclear decommissioning trust funds	6,505	5,686
Operating lease right-of-use assets, net	85	78
Other	1,165	1,109
Total other noncurrent assets	11,622	10,789
Total Assets	$54,309	$52,110
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,302	$1,183
Accounts payable to affiliated companies	230	195
Notes payable to affiliated companies	—	668
Taxes accrued	386	281
Interest accrued	158	179
Current maturities of long-term debt (includes $510 at 2024 and $10 at 2023 related to VIEs)	520	19
Asset retirement obligations	253	224
Regulatory liabilities	576	587
Other	589	702
Total current liabilities	4,014	4,038
Long-Term Debt (includes $198 at 2024 and $708 at 2023 related to VIEs)	16,212	15,693
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,084	4,379
Asset retirement obligations	3,727	3,789
Regulatory liabilities	6,586	5,990
Operating lease liabilities	75	75
Accrued pension and other post-retirement benefit costs	45	57
Investment tax credits	302	301
Other (includes $20 at 2024 and $17 at 2023 related to VIEs)	652	581
Total other noncurrent liabilities	15,471	15,172
Commitments and Contingencies
Equity
Member's equity	18,318	16,913
Accumulated other comprehensive loss	(6)	(6)
Total equity	18,312	16,907
Total Liabilities and Equity	$54,309	$52,110

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,405	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,504	1,380
Equity component of AFUDC	(85)	(69)
Gains on sales of other assets	—	(26)
Impairment of assets and other charges	32	70
Deferred income taxes	(105)	(7)
Contributions to qualified pension plans	(26)	(26)
Payments for asset retirement obligations	(131)	(145)
Provision for rate refunds	(7)	(35)
(Increase) decrease in
Receivables	(136)	(4)
Receivables from affiliated companies	1	225
Inventory	2	(257)
Other current assets	(3)	(439)
Increase (decrease) in
Accounts payable	149	(523)
Accounts payable to affiliated companies	35	12
Taxes accrued	105	121
Other current liabilities	(226)	(48)
Other assets	652	526
Other liabilities	(121)	105
Net cash provided by operating activities	3,045	1,981
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,923)	(2,646)
Purchases of debt and equity securities	(1,712)	(1,594)
Proceeds from sales and maturities of debt and equity securities	1,712	1,594
Net proceeds from the sales of other assets	—	30
Notes receivable from affiliated companies	(177)	—
Other	(289)	(215)
Net cash used in investing activities	(3,389)	(2,831)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,031	2,764
Payments for the redemption of long-term debt	(17)	(1,040)
Notes payable to affiliated companies	(668)	(902)
Other	(1)	(1)
Net cash provided by financing activities	345	821
Net increase (decrease) in cash, cash equivalents and restricted cash	1	(29)
Cash, cash equivalents and restricted cash at beginning of period	19	53
Cash, cash equivalents and restricted cash at end of period	$20	$24
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$611	$534
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2023 and 2024
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2023	$15,990	$(6)	$15,984
Net income	579	—	579
Other	(3)	—	(3)
Balance at September 30, 2023	$16,566	$(6)	$16,560

Balance at June 30, 2024	$17,714	$(6)	$17,708
Net income	584	—	584
Other	20	—	20
Balance at September 30, 2024	$18,318	$(6)	$18,312

	Nine Months Ended September 30, 2023 and 2024
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	1,121	—	1,121
Other	(3)	—	(3)
Balance at September 30, 2023	$16,566	$(6)	$16,560

Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	1,405		1,405
Balance at September 30, 2024	$18,318	$(6)	$18,312
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$3,860	$4,055	$10,445	$10,315
Operating Expenses
Fuel used in electric generation and purchased power	1,384	1,535	3,729	3,902
Operation, maintenance and other	653	711	1,869	1,963
Depreciation and amortization	640	563	1,795	1,609
Property and other taxes	170	205	494	546
Impairment of assets and other charges	(3)	24	6	29
Total operating expenses	2,844	3,038	7,893	8,049
Gains on Sales of Other Assets and Other, net	7	8	20	20
Operating Income	1,023	1,025	2,572	2,286
Other Income and Expenses, net	56	49	178	146
Interest Expense	271	241	796	706
Income Before Income Taxes	808	833	1,954	1,726
Income Tax Expense	130	131	320	280
Net Income	$678	$702	$1,634	$1,446
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	1	—	1	2
Other Comprehensive Income, net of tax	1	—	1	2
Comprehensive Income	$679	$702	$1,635	$1,448
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$82	$59
Receivables (net of allowance for doubtful accounts of $41 at 2024 and $18 at 2023)	939	225
Receivables of VIEs (net of allowance for doubtful accounts of $38 at 2024 and $56 at 2023)	822	1,365
Receivables from affiliated companies	12	90
Inventory (includes $477 at 2024 and $462 at 2023 related to VIEs)	2,006	1,901
Regulatory assets (includes $107 at 2024 and $98 at 2023 related to VIEs)	952	1,661
Other (includes $46 at 2024 and $68 at 2023 related to VIEs)	103	134
Total current assets	4,916	5,435
Property, Plant and Equipment
Cost	71,653	67,644
Accumulated depreciation and amortization	(23,450)	(22,300)
Net property, plant and equipment	48,203	45,344
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,528 at 2024 and $1,446 at 2023 related to VIEs)	6,560	6,430
Nuclear decommissioning trust funds	5,005	4,457
Operating lease right-of-use assets, net	643	617
Other	1,269	1,156
Total other noncurrent assets	17,132	16,315
Total Assets	$70,251	$67,094
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $199 at 2024 and $188 at 2023 related to VIEs)	$1,386	$1,374
Accounts payable to affiliated companies	551	464
Notes payable to affiliated companies	805	1,043
Taxes accrued	435	259
Interest accrued	242	224
Current maturities of long-term debt (includes $502 at 2024 and $418 at 2023 related to VIEs)	1,418	661
Asset retirement obligations	227	245
Regulatory liabilities	377	418
Other	801	860
Total current liabilities	6,242	5,548
Long-Term Debt (includes $1,581 at 2024 and $1,910 at 2023 related to VIEs)	22,646	22,948
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,221	5,197
Asset retirement obligations	4,496	3,900
Regulatory liabilities	5,478	5,083
Operating lease liabilities	570	544
Accrued pension and other post-retirement benefit costs	251	266
Investment tax credits	372	371
Other (includes $13 at 2024 and $19 at 2023 related to VIEs)	455	227
Total other noncurrent liabilities	16,843	15,588
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2024 and 2023	—	—
Additional paid-in capital	11,830	11,830
Retained earnings	12,549	11,040
Accumulated other comprehensive loss	(9)	(10)
Total equity	24,370	22,860
Total Liabilities and Equity	$70,251	$67,094
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,634	$1,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,081	2,021
Equity component of AFUDC	(54)	(49)
Impairment of assets and other charges	6	29
Deferred income taxes	(19)	(38)
Contributions to qualified pension plans	(23)	(22)
Payments for asset retirement obligations	(221)	(212)
Provision for rate refunds	(1)	(24)
(Increase) decrease in
Receivables	(185)	(198)
Receivables from affiliated companies	78	2
Inventory	(95)	(224)
Other current assets	841	399
Increase (decrease) in
Accounts payable	194	(177)
Accounts payable to affiliated companies	87	(206)
Taxes accrued	179	357
Other current liabilities	12	4
Other assets	(504)	183
Other liabilities	127	(10)
Net cash provided by operating activities	4,137	3,281
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,891)	(3,607)
Purchases of debt and equity securities	(1,561)	(1,108)
Proceeds from sales and maturities of debt and equity securities	1,644	1,151
Other	(351)	(239)
Net cash used in investing activities	(4,159)	(3,803)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	849	1,272
Payments for the redemption of long-term debt	(460)	(440)
Notes payable to affiliated companies	(238)	140
Dividends to parent	(125)	(500)
Other	(1)	(1)
Net cash provided by financing activities	25	471
Net increase (decrease) in cash, cash equivalents and restricted cash	3	(51)
Cash, cash equivalents and restricted cash at beginning of period	135	184
Cash, cash equivalents and restricted cash at end of period	$138	$133
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$628	$558
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2023 and 2024
			Accumulated Other Comprehensive Loss
			Net	Net Unrealized
	Additional		Losses on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at June 30, 2023	$11,830	$10,329	$(1)	$(6)	$(2)	$22,150
Net income	—	702	—	—	—	702
Dividends to parent	—	(500)	—	—	—	(500)
Other	—	(1)	—	—	—	(1)
Balance at September 30, 2023	$11,830	$10,530	$(1)	$(6)	$(2)	$22,351

Balance at June 30, 2024	$11,849	$11,996	$(1)	$(5)	$(4)	$23,835
Net income	—	678	—	—	—	678
Other comprehensive income	—	—	—	1	—	1
Dividends to parent	—	(125)	—	—	—	(125)
Other	(19)	—	—	—	—	(19)
Balance at September 30, 2024	$11,830	$12,549	$(1)	$(4)	$(4)	$24,370

	Nine Months Ended September 30, 2023 and 2024
			Accumulated Other Comprehensive Loss
			Net	Net Unrealized
	Additional		Losses on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406
Net income	—	1,446	—	—	—	1,446
Other comprehensive income	—	—	—	2	—	2
Dividends to parent	—	(500)	—	—	—	(500)
Other	(2)	(1)	—	—	—	(3)
Balance at September 30, 2023	$11,830	$10,530	$(1)	$(6)	$(2)	$22,351

Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860
Net income	—	1,634	—	—	—	1,634
Other comprehensive income	—	—	—	1	—	1
Dividends to parent	—	(125)	—	—	—	(125)
Balance at September 30, 2024	$11,830	$12,549	$(1)	$(4)	$(4)	$24,370
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$1,914	$1,886	$5,338	$4,844
Operating Expenses
Fuel used in electric generation and purchased power	679	651	1,896	1,685
Operation, maintenance and other	376	345	1,077	1,051
Depreciation and amortization	354	324	999	935
Property and other taxes	43	48	144	143
Impairment of assets and other charges	(3)	24	6	31
Total operating expenses	1,449	1,392	4,122	3,845
Gains on Sales of Other Assets and Other, net	1	1	2	2
Operating Income	466	495	1,218	1,001
Other Income and Expenses, net	34	31	107	92
Interest Expense	127	109	370	315
Income Before Income Taxes	373	417	955	778
Income Tax Expense	48	49	135	101
Net Income and Comprehensive Income	$325	$368	$820	$677

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$46	$18
Receivables (net of allowance for doubtful accounts of $10 at 2024 and $8 at 2023)	178	139
Receivables of VIEs (net of allowance for doubtful accounts of $38 at 2024 and $36 at 2023)	822	833
Receivables from affiliated companies	14	16
Inventory	1,320	1,227
Regulatory assets (includes $47 at 2024 and $39 at 2023 related to VIEs)	691	942
Other (includes $27 at 2024 and $31 at 2023 related to VIEs)	62	72
Total current assets	3,133	3,247
Property, Plant and Equipment
Cost	41,720	39,283
Accumulated depreciation and amortization	(15,947)	(15,227)
Net property, plant and equipment	25,773	24,056
Other Noncurrent Assets
Regulatory assets (includes $774 at 2024 and $643 at 2023 related to VIEs)	4,489	4,546
Nuclear decommissioning trust funds	4,657	4,075
Operating lease right-of-use assets, net	353	318
Other	719	682
Total other noncurrent assets	10,218	9,621
Total Assets	$39,124	$36,924
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$502	$634
Accounts payable to affiliated companies	322	332
Notes payable to affiliated companies	610	891
Taxes accrued	193	176
Interest accrued	86	114
Current maturities of long-term debt (includes $443 at 2024 and $34 at 2023 related to VIEs)	983	72
Asset retirement obligations	225	244
Regulatory liabilities	295	300
Other	442	481
Total current liabilities	3,658	3,244
Long-Term Debt (includes $809 at 2024 and $1,079 at 2023 related to VIEs)	11,190	11,492
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,552	2,560
Asset retirement obligations	4,293	3,626
Regulatory liabilities	4,778	4,375
Operating lease liabilities	337	293
Accrued pension and other post-retirement benefit costs	138	146
Investment tax credits	130	129
Other (includes $13 at 2024 and $12 at 2023 related to VIEs)	271	102
Total other noncurrent liabilities	12,499	11,231
Commitments and Contingencies
Equity
Member's Equity	11,627	10,807
Total Liabilities and Equity	$39,124	$36,924

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$820	$677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,144	1,077
Equity component of AFUDC	(44)	(38)
Impairment of assets and other charges	6	31
Deferred income taxes	(32)	(12)
Contributions to qualified pension plans	(14)	(13)
Payments for asset retirement obligations	(153)	(166)
Provision for rate refunds	(1)	(24)
(Increase) decrease in
Receivables	(15)	5
Receivables from affiliated companies	2	(7)
Inventory	(93)	(135)
Other current assets	288	(189)
Increase (decrease) in
Accounts payable	(74)	(38)
Accounts payable to affiliated companies	(10)	(256)
Taxes accrued	17	178
Other current liabilities	14	(25)
Other assets	(101)	175
Other liabilities	118	23
Net cash provided by operating activities	1,872	1,263
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,036)	(1,756)
Purchases of debt and equity securities	(1,452)	(973)
Proceeds from sales and maturities of debt and equity securities	1,451	969
Other	(130)	(114)
Net cash used in investing activities	(2,167)	(1,874)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	670	991
Payments for the redemption of long-term debt	(67)	(364)
Notes payable to affiliated companies	(281)	452
Distributions to parent	—	(500)
Other	—	(1)
Net cash provided by financing activities	322	578
Net increase (decrease) in cash, cash equivalents and restricted cash	27	(33)
Cash, cash equivalents and restricted cash at beginning of period	51	79
Cash, cash equivalents and restricted cash at end of period	$78	$46
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$256	$206

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2023 and 2024
(in millions)	Member's Equity
Balance at June 30, 2023	$10,618
Net income	368
Distributions to Parent	(500)
Balance at September 30, 2023	$10,486

Balance at June 30, 2024	$11,302
Net income	325
Balance at September 30, 2024	$11,627

Nine Months Ended
September 30, 2023 and 2024
(in millions)	Member's Equity
Balance at December 31, 2022	$10,309
Net income	677
Distributions to Parent	(500)
Balance at September 30, 2023	$10,486

Balance at December 31, 2023	$10,807
Net income	820
Balance at September 30, 2024	$11,627

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$1,940	$2,164	$5,092	$5,456
Operating Expenses
Fuel used in electric generation and purchased power	705	885	1,833	2,218
Operation, maintenance and other	272	361	779	898
Depreciation and amortization	286	239	796	674
Property and other taxes	127	157	350	403
Impairment of assets and other charges	—	—	—	(1)
Total operating expenses	1,390	1,642	3,758	4,192
Gains on Sales of Other Assets and Other, net	1	—	2	1
Operating Income	551	522	1,336	1,265
Other Income and Expenses, net	21	19	67	56
Interest Expense	114	103	339	305
Income Before Income Taxes	458	438	1,064	1,016
Income Tax Expense	94	91	212	206
Net Income	$364	$347	$852	$810
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	—	—	2
Other Comprehensive Income, net of tax	$—	$—	$—	$2
Comprehensive Income	$364	$347	$852	$812
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$16	$24
Receivables (net of allowance for doubtful accounts of $31 at 2024 and $11 at 2023)	760	83
Receivables of VIEs (net of allowance for doubtful accounts of $0 at 2024 and $20 at 2023)	—	532
Receivables from affiliated companies	2	238
Inventory (includes $477 at 2024 and $462 at 2023 related to VIEs)	686	674
Regulatory assets (includes $60 at 2024 and $59 at 2023 related to VIEs)	261	720
Other (includes $19 at 2024 and $37 at 2023 related to VIEs)	40	51
Total current assets	1,765	2,322
Property, Plant and Equipment
Cost	29,924	28,353
Accumulated depreciation and amortization	(7,496)	(7,067)
Net property, plant and equipment	22,428	21,286
Other Noncurrent Assets
Regulatory assets (includes $754 at 2024 and $803 at 2023 related to VIEs)	2,071	1,883
Nuclear decommissioning trust funds	349	382
Operating lease right-of-use assets, net	290	299
Other	497	429
Total other noncurrent assets	3,207	2,993
Total Assets	$27,400	$26,601
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $199 at 2024 and $188 at 2023 related to VIEs)	$882	$738
Accounts payable to affiliated companies	127	135
Notes payable to affiliated companies	195	152
Taxes accrued	238	185
Interest accrued	127	86
Current maturities of long-term debt (includes $59 at 2024 and $384 at 2023 related to VIEs)	436	589
Asset retirement obligations	2	1
Regulatory liabilities	82	118
Other	330	350
Total current liabilities	2,419	2,354
Long-Term Debt (includes $772 at 2024 and $831 at 2023 related to VIEs)	9,812	9,812
Other Noncurrent Liabilities
Deferred income taxes	2,765	2,733
Asset retirement obligations	203	274
Regulatory liabilities	700	708
Operating lease liabilities	234	251
Accrued pension and other post-retirement benefit costs	92	98
Investment tax credits	242	242
Other (includes $0 at 2024 and $6 at 2023 related to VIEs)	161	86
Total other noncurrent liabilities	4,397	4,392
Commitments and Contingencies
Equity
Member's equity	10,777	10,048
Accumulated other comprehensive loss	(5)	(5)
Total equity	10,772	10,043
Total Liabilities and Equity	$27,400	$26,601
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$852	$810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	936	943
Equity component of AFUDC	(11)	(10)
Impairment of assets and other charges	—	(1)
Deferred income taxes	13	(42)
Equity in (earnings) losses of unconsolidated affiliates	—	1
Contributions to qualified pension plans	(9)	(9)
Payments for asset retirement obligations	(68)	(46)
(Increase) decrease in
Receivables	(171)	(203)
Receivables from affiliated companies	236	(1)
Inventory	(2)	(89)
Other current assets	541	516
Increase (decrease) in
Accounts payable	266	(140)
Accounts payable to affiliated companies	(8)	(23)
Taxes accrued	56	289
Other current liabilities	(3)	23
Other assets	(391)	12
Other liabilities	27	(14)
Net cash provided by operating activities	2,264	2,016
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,855)	(1,851)
Purchases of debt and equity securities	(109)	(135)
Proceeds from sales and maturities of debt and equity securities	193	182
Other	(222)	(125)
Net cash used in investing activities	(1,993)	(1,929)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	179	281
Payments for the redemption of long-term debt	(393)	(76)
Notes payable to affiliated companies	43	(313)
Distributions to parent	(125)	—
Other	(1)	(1)
Net cash used in financing activities	(297)	(109)
Net decrease in cash, cash equivalents and restricted cash	(26)	(22)
Cash, cash equivalents and restricted cash at beginning of period	67	86
Cash, cash equivalents and restricted cash at end of period	$41	$64
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$372	$352
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2023 and 2024
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Losses on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2023	$9,494	$(6)	$9,488
Net income	347	—	347
Other	1	—	1
Balance at September 30, 2023	$9,842	$(6)	$9,836

Balance at June 30, 2024	$10,555	$(5)	$10,550
Net income	364	—	364
Distributions to parent	(125)	—	(125)
Other	(17)	—	(17)
Balance at September 30, 2024	$10,777	$(5)	$10,772

	Nine Months Ended September 30, 2023 and 2024
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	810	—	810
Other comprehensive income	—	2	2
Other	1	—	1
Balance at September 30, 2023	$9,842	$(6)	$9,836

Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	852	—	852
Distributions to parent	(125)	—	(125)
Other	2	—	2
Balance at September 30, 2024	$10,777	$(5)	$10,772
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues
Regulated electric	$497	$472	$1,431	$1,411
Regulated natural gas	108	105	460	464
Total operating revenues	605	577	1,891	1,875
Operating Expenses
Fuel used in electric generation and purchased power	146	145	416	485
Cost of natural gas	18	6	100	118
Operation, maintenance and other	131	114	378	358
Depreciation and amortization	102	90	297	266
Property and other taxes	99	94	303	258
Total operating expenses	496	449	1,494	1,485
Operating Income	109	128	397	390
Other Income and Expenses, net	2	12	12	33
Interest Expense	52	46	144	125
Income Before Income Taxes	59	94	265	298
Income Tax Expense	7	14	42	47
Net Income and Comprehensive Income	$52	$80	$223	$251
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$8	$24
Receivables (net of allowance for doubtful accounts of $41 at 2024 and $9 at 2023)	401	112
Receivables from affiliated companies	11	239
Notes receivable from affiliated companies	33	—
Inventory	173	179
Regulatory assets	98	73
Other	43	134
Total current assets	767	761
Property, Plant and Equipment
Cost	13,784	13,210
Accumulated depreciation and amortization	(3,640)	(3,451)
Net property, plant and equipment	10,144	9,759
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	678	676
Operating lease right-of-use assets, net	8	16
Other	94	84
Total other noncurrent assets	1,700	1,696
Total Assets	$12,611	$12,216
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$285	$338
Accounts payable to affiliated companies	62	71
Notes payable to affiliated companies	198	613
Taxes accrued	247	316
Interest accrued	55	35
Current maturities of long-term debt	150	—
Asset retirement obligations	7	6
Regulatory liabilities	59	56
Other	68	65
Total current liabilities	1,131	1,500
Long-Term Debt	3,989	3,493
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,324	1,272
Asset retirement obligations	130	130
Regulatory liabilities	475	497
Operating lease liabilities	8	16
Accrued pension and other post-retirement benefit costs	93	97
Other	94	86
Total other noncurrent liabilities	2,124	2,098
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2024 and 2023	762	762
Additional paid-in capital	3,119	3,100
Retained earnings	1,461	1,238
Total equity	5,342	5,100
Total Liabilities and Equity	$12,611	$12,216

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	269
Equity component of AFUDC	(4)	(7)
Deferred income taxes	30	7
Contributions to qualified pension plans	(5)	(5)
Payments for asset retirement obligations	(5)	(9)
(Increase) decrease in
Receivables	47	(23)
Receivables from affiliated companies	57	103
Inventory	6	(24)
Other current assets	57	103
Increase (decrease) in
Accounts payable	(32)	(69)
Accounts payable to affiliated companies	(9)	(1)
Taxes accrued	(69)	(70)
Other current liabilities	26	(29)
Other assets	44	(39)
Other liabilities	(43)	(8)
Net cash provided by operating activities	623	449
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(640)	(676)
Net proceeds from the sales of other assets	—	75
Notes receivable from affiliated companies	(199)	(11)
Other	(29)	(53)
Net cash used in investing activities	(868)	(665)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	645	749
Payments for the redemption of long-term debt	—	(300)
Notes payable to affiliated companies	(415)	(224)
Other	(1)	(5)
Net cash provided by financing activities	229	220
Net decrease (increase) in cash and cash equivalents	(16)	4
Cash and cash equivalents at beginning of period	24	16
Cash and cash equivalents at end of period	$8	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$94	$134

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2023 and 2024
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at June 30, 2023	$762	$3,100	$1,075	$4,937
Net income	—	—	80	80
Balance at September 30, 2023	$762	$3,100	$1,155	$5,017

Balance at June 30, 2024	$762	$3,119	$1,409	$5,290
Net income	—	—	52	52
Balance at September 30, 2024	$762	$3,119	$1,461	$5,342

	Nine Months Ended September 30, 2023 and 2024
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	251	251
Balance at September 30, 2023	$762	$3,100	$1,155	$5,017

Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	223	223
Other	—	19	—	19
Balance at September 30, 2024	$762	$3,119	$1,461	$5,342
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$836	$851	$2,342	$2,606
Operating Expenses
Fuel used in electric generation and purchased power	267	283	761	980
Operation, maintenance and other	169	160	510	524
Depreciation and amortization	166	173	507	500
Property and other taxes	7	17	37	42
Total operating expenses	609	633	1,815	2,046
Operating Income	227	218	527	560
Other Income and Expenses, net	16	30	44	58
Interest Expense	58	53	173	157
Income Before Income Taxes	185	195	398	461
Income Tax Expense	29	36	65	82
Net Income	$156	$159	$333	$379
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	—	—	(1)	—
Comprehensive Income	$156	$159	$332	$379

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$8	$8
Receivables (net of allowance for doubtful accounts of $16 at 2024 and $5 at 2023)	416	156
Receivables from affiliated companies	5	197
Inventory	580	582
Regulatory assets	105	102
Other	77	98
Total current assets	1,191	1,143
Property, Plant and Equipment
Cost	19,897	18,900
Accumulated depreciation and amortization	(6,837)	(6,501)
Net property, plant and equipment	13,060	12,399
Other Noncurrent Assets
Regulatory assets	1,013	894
Operating lease right-of-use assets, net	42	50
Other	384	325
Total other noncurrent assets	1,439	1,269
Total Assets	$15,690	$14,811
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$261	$300
Accounts payable to affiliated companies	61	176
Notes payable to affiliated companies	11	256
Taxes accrued	61	66
Interest accrued	74	54
Current maturities of long-term debt	4	4
Asset retirement obligations	152	120
Regulatory liabilities	165	209
Other	198	184
Total current liabilities	987	1,369
Long-Term Debt	4,647	4,348
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,571	1,436
Asset retirement obligations	1,126	689
Regulatory liabilities	1,411	1,459
Operating lease liabilities	38	46
Accrued pension and other post-retirement benefit costs	94	115
Investment tax credits	186	186
Other	15	—
Total other noncurrent liabilities	4,441	3,931
Commitments and Contingencies
Equity
Member's equity	5,465	5,012
Accumulated other comprehensive income	—	1
Total equity	5,465	5,013
Total Liabilities and Equity	$15,690	$14,811

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$333	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	510	503
Equity component of AFUDC	(13)	(7)
Deferred income taxes	87	15
Contributions to qualified pension plans	(8)	(8)
Payments for asset retirement obligations	(60)	(57)
Provision for rate refunds	(20)	—
(Increase) decrease in
Receivables	36	(23)
Receivables from affiliated companies	1	(12)
Inventory	2	(112)
Other current assets	36	209
Increase (decrease) in
Accounts payable	(29)	(86)
Accounts payable to affiliated companies	(74)	(32)
Taxes accrued	(5)	(4)
Other current liabilities	12	107
Other assets	(83)	(62)
Other liabilities	3	26
Net cash provided by operating activities	728	836
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(711)	(699)
Purchases of debt and equity securities	(31)	(53)
Proceeds from sales and maturities of debt and equity securities	22	42
Notes receivable from affiliated companies	(117)	156
Other	(24)	(50)
Net cash used in investing activities	(861)	(604)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	298	495
Payments for the redemption of long-term debt	—	(300)
Notes payable to affiliated companies	(245)	(234)
Capital contribution from parent	235	—
Distributions to parent	(154)	(209)
Other	(1)	(1)
Net cash provided by (used in) financing activities	133	(249)
Net increase (decrease) in cash and cash equivalents	—	(17)
Cash and cash equivalents at beginning of period	8	31
Cash and cash equivalents at end of period	$8	$14
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$104	$94
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2023 and 2024
		Accumulated Other
		Comprehensive Income
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at June 30, 2023	$4,826	$1	$4,827
Net income	159	—	159
Distributions to parent	(50)	—	(50)
Balance at September 30, 2023	$4,935	$1	$4,936

Balance at June 30, 2024	$5,401	$—	$5,401
Net income	156	—	156
Distributions to parent	(93)	—	(93)
Other	1	—	1
Balance at September 30, 2024	$5,465	$—	$5,465

	Nine Months Ended September 30, 2023 and 2024
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2022	$4,702	$1	$4,703
Net income	379	—	379
Distributions to parent	(146)	—	(146)
Balance at September 30, 2023	$4,935	$1	$4,936

Balance at December 31, 2023	$5,012	$1	$5,013
Net income	333	—	333
Contributions from parent	235	—	235
Distributions to parent	(113)	—	(113)
Other	(2)	(1)	(3)
Balance at September 30, 2024	$5,465	$—	$5,465

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues	$219	$208	$1,139	$1,119
Operating Expenses
Cost of natural gas	52	51	280	316
Operation, maintenance and other	87	77	267	248
Depreciation and amortization	65	59	191	175
Property and other taxes	16	16	47	46
Impairment of assets and other charges	—	—	—	(4)
Total operating expenses	220	203	785	781
Operating (Loss) Income	(1)	5	354	338
Other Income and Expenses, net	14	17	48	49
Interest Expense	47	41	135	120
(Loss) Income Before Income Taxes	(34)	(19)	267	267
Income Tax (Benefit) Expense	(10)	(5)	49	46
Net (Loss) Income and Comprehensive (Loss) Income	$(24)	$(14)	$218	$221
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$4	$—
Receivables (net of allowance for doubtful accounts of $12 at 2024 and $11 at 2023)	126	311
Receivables from affiliated companies	12	10
Inventory	58	112
Regulatory assets	154	161
Other	80	7
Total current assets	434	601
Property, Plant and Equipment
Cost	12,619	11,908
Accumulated depreciation and amortization	(2,398)	(2,259)
Net property, plant and equipment	10,221	9,649
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	427	410
Operating lease right-of-use assets, net	4	4
Investments in equity method unconsolidated affiliates	78	78
Other	284	276
Total other noncurrent assets	842	817
Total Assets	$11,497	$11,067
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$196	$315
Accounts payable to affiliated companies	64	54
Notes payable to affiliated companies	513	538
Taxes accrued	53	89
Interest accrued	50	39
Current maturities of long-term debt	150	40
Regulatory liabilities	91	98
Other	75	77
Total current liabilities	1,192	1,250
Long-Term Debt	3,853	3,628
Other Noncurrent Liabilities
Deferred income taxes	1,007	933
Asset retirement obligations	27	26
Regulatory liabilities	958	988
Operating lease liabilities	8	10
Accrued pension and other post-retirement benefit costs	6	8
Other	176	172
Total other noncurrent liabilities	2,182	2,137
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2024 and 2023	1,635	1,635
Retained earnings	2,634	2,416
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,269	4,051
Noncontrolling interests	1	1
Total equity	4,270	4,052
Total Liabilities and Equity	$11,497	$11,067

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$218	$221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	177
Equity component of AFUDC	(17)	(15)
Impairment of assets and other charges	—	(4)
Deferred income taxes	54	52
Equity in earnings from unconsolidated affiliates	(6)	(6)
Contributions to qualified pension plans	(3)	(3)
(Increase) decrease in
Receivables	185	335
Receivables from affiliated companies	(2)	(1)
Inventory	54	83
Other current assets	(71)	(63)
Increase (decrease) in
Accounts payable	(39)	(78)
Accounts payable to affiliated companies	10	(3)
Taxes accrued	(36)	(30)
Other current liabilities	8	25
Other assets	(15)	(23)
Other liabilities	8	7
Net cash provided by operating activities	541	674
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(800)	(774)
Other	(44)	(32)
Net cash used in investing activities	(844)	(806)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	373	348
Payments for the redemption of long-term debt	(40)	—
Notes payable to affiliated companies	(26)	(216)
Net cash provided by financing activities	307	132
Net increase in cash and cash equivalents	4	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$4	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$143	$149

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2023 and 2024
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at June 30, 2023	$1,635	$2,272	$3,907	$1	$3,908
Net loss	—	(14)	(14)	—	(14)
Balance at September 30, 2023	$1,635	$2,258	$3,893	$1	$3,894

Balance at June 30, 2024	$1,635	$2,658	$4,293	$1	$4,294
Net loss	—	(24)	(24)	—	(24)
Balance at September 30, 2024	$1,635	$2,634	$4,269	$1	$4,270

	Nine Months Ended September 30, 2023 and 2024
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	221	221	—	221
Balance at September 30, 2023	$1,635	$2,258	$3,893	$1	$3,894

Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	218	218	—	218
Balance at September 30, 2024	$1,635	$2,634	$4,269	$1	$4,270

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the nine months ended September 30, 2024, and 2023, the Income (Loss) From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations includes amounts related to noncontrolling interests. A portion of Noncontrolling interests on Duke Energy's Condensed Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
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

	September 30, 2024					December 31, 2023
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$376	$13	$82	$46	$16	$253	$9	$59	$18	$24
Other	51	6	45	27	18	76	9	67	31	36
Other Noncurrent Assets
Other	18	1	11	5	7	16	1	9	2	7
Total cash, cash equivalents and restricted cash	$445	$20	$138	$78	$41	$345	$19	$135	$51	$67
INVENTORY
Provisions for inventory write-offs were not material at September 30, 2024, and December 31, 2023. The components of inventory are presented in the tables below.

	September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,229	$1,076	$1,580	$1,052	$528	$141	$381	$12
Coal	810	360	232	161	71	21	197	—
Natural gas, oil and other fuel	299	46	194	107	87	11	2	46
Total inventory	$4,338	$1,482	$2,006	$1,320	$686	$173	$580	$58

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,086	$1,075	$1,465	$963	$502	$139	$361	$12
Coal	842	364	231	154	77	28	219	—
Natural gas, oil and other fuel	364	45	205	110	95	12	2	100
Total inventory	$4,292	$1,484	$1,901	$1,227	$674	$179	$582	$112
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the arrangement in Other within Other noncurrent assets on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023. The asset is recorded in the EU&I segment at historical cost and is subject to impairment testing should circumstances indicate the carrying value may not be recoverable.
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

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
The following table represents the changes in confirmed obligations outstanding for the nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at June 30, 2023	$40	$5	$14	$12	$2	$2	$—	$19
Invoices confirmed during the period	47	2	11	2	9	4	—	30
Confirmed invoices paid during the period	(18)	(4)	(8)	(3)	(5)	—	—	(6)
Confirmed obligations outstanding at September 30, 2023	$69	$3	$17	$11	$6	$6	$—	$43

Confirmed obligations outstanding at June 30, 2024	$28	$—	$—	$—	$—	$—	$—	$28
Invoices confirmed during the period	26	—	1	—	1	—	—	25
Confirmed invoices paid during the period	(28)	—	—	—	—	—	—	(28)
Confirmed obligations outstanding at September 30, 2024	$26	$—	$1	$—	$1	$—	$—	$25

	Nine Months Ended September 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	161	22	53	25	28	7	—	79
Confirmed invoices paid during the period	(179)	(25)	(55)	(22)	(33)	(6)	—	(93)
Confirmed obligations outstanding at September 30, 2023	$69	$3	$17	$11	$6	$6	$—	$43

Confirmed obligations outstanding at December 31, 2023	$50	$—	$3	$—	$3	$—	$—	$47
Invoices confirmed during the period	146	—	2	—	2	—	—	144
Confirmed invoices paid during the period	(170)	—	(4)	—	(4)	—	—	(166)
Confirmed obligations outstanding at September 30, 2024	$26	$—	$1	$—	$1	$—	$—	$25
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2024.
2. DISPOSITIONS
Sale of Commercial Renewables Segment
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. Duke Energy closed on the transaction with Brookfield on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. The balance of the remaining proceeds to be received of $545 million is included in Receivable from sales of Commercial Renewables Disposal Groups, as of September 30, 2024, and $531 million is included in Other, within Other Noncurrent Assets, as of December 31, 2023, on Duke Energy's Consolidated Balance Sheets. The disposal process for the remaining assets is expected to be completed in 2024, with net proceeds from the dispositions not anticipated to be material.
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

(in millions)	September 30, 2024	December 31, 2023
Current Assets Held for Sale
Other	$4	$14
Total current assets held for sale	4	14
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	101	247
Accumulated depreciation and amortization	(24)	(57)
Net property, plant and equipment	77	190
Operating lease right-of-use assets, net	4	4
Other	—	3
Total other noncurrent assets held for sale	4	7
Total Assets Held for Sale	$85	$211
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$19	$9
Taxes accrued	1	3
Current maturities of long-term debt	43	5
Unrealized losses on commodity hedges	11	68
Other	3	37
Total current liabilities associated with assets held for sale	77	122
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	—	39
Operating lease liabilities	5	5
Asset retirement obligations	5	8
Unrealized losses on commodity hedges	61	94
Other	14	11
Total other noncurrent liabilities associated with assets held for sale	85	157
Total Liabilities Associated with Assets Held for Sale	$162	$279
As of September 30, 2024, and December 31, 2023, the noncontrolling interest balance is $17 million and $66 million, respectively.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Income (Loss) from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating revenues	$2	$103	$9	$293
Operation, maintenance and other	3	93	19	270
Property and other taxes	—	8	1	27
Other income and expenses, net	—	(2)	—	(9)
Interest expense	1	10	3	53
Loss on disposal	17	169	22	1,603
Loss before income taxes	(19)	(179)	(36)	(1,669)
Income tax benefit	(44)	(27)	(48)	(353)
Income (Loss) from discontinued operations	$25	$(152)	$12	$(1,316)
Add: Net (income) loss attributable to noncontrolling interest included in discontinued operations	(3)	(38)	(3)	33
Net income (loss) from discontinued operations attributable to Duke Energy Corporation	$22	$(190)	$9	$(1,283)
The Commercial Renewables Disposal Groups' assets held for sale amounts presented above reflect pretax impairments recorded against property, plant and equipment of approximately $131 million and $278 million as of September 30, 2024, and December 31, 2023, respectively. The carrying amounts for the remaining assets will be updated, if necessary, based on final disposition amounts.

FINANCIAL STATEMENTS	DISPOSITIONS
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$6	$545
Investing activities	(13)	(597)
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
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in NMC.
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,833	$309	$8,142	$12	$—	$8,154
Intersegment revenues	19	23	42	30	(72)	—
Total revenues	$7,852	$332	$8,184	$42	$(72)	$8,154
Segment income (loss)(a)(b)	$1,451	$(25)	$1,426	$(222)	$—	$1,204
Add: Noncontrolling interests						34
Add: Preferred dividends						39
Add: Preferred redemption costs						16
Discontinued operations						22
Net Income						$1,315
Segment assets	$161,471	$17,852	$179,323	$4,243	$—	$183,566

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,695	$291	$7,986	$8	$—	$7,994
Intersegment revenues	20	22	42	25	(67)	—
Total revenues	$7,715	$313	$8,028	$33	$(67)	$7,994
Segment income (loss)(c)	$1,447	$15	$1,462	$(59)	$—	$1,403
Add: Noncontrolling interests						69
Add: Preferred dividends						39
Discontinued operations						(190)
Net Loss						$1,321
(a)EU&I includes $17 million recorded within Operating Revenues on the Condensed Consolidated Statements of Operations and GU&I includes $1 million recorded within Operations, maintenance and other and $3 million recorded within Other income and expenses on the Condensed Consolidated Statements of Operations related to nonrecurring customer billing adjustments as a result of implementation of a new customer system.
(b)Other includes $16 million recorded as Preferred Redemption Costs on the Condensed Consolidated Statements of Operations related to the redemption of Series B Preferred Stock. Refer to Note 15 for further information.
(c)EU&I includes $95 million recorded within Impairment of assets and other charges and $16 million within Operations, maintenance and other on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations related primarily to Duke Energy Carolinas' North Carolina rate case settlement and Duke Energy Progress' North Carolina rate case order.

	Nine Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$21,420	$1,547	$22,967	$30	$—	$22,997
Intersegment revenues	55	68	123	90	(213)	—
Total revenues	$21,475	$1,615	$23,090	$120	$(213)	$22,997
Segment income (loss)(a)(b)	$3,562	$265	$3,827	$(625)	$—	$3,202
Add: Noncontrolling interests						68
Add: Preferred dividends						92
Add: Preferred redemption costs						16
Discontinued operations						9
Net Income						$3,387

	Nine Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$20,308	$1,516	$21,824	$24	$—	$21,848
Intersegment revenues	55	67	122	74	(196)	—
Total revenues	$20,363	$1,583	$21,946	$98	$(196)	$21,848
Segment income (loss)(c)	$3,088	$327	$3,415	$(388)	$—	$3,027
Add: Noncontrolling interests						42
Add: Preferred dividends						92
Discontinued operations						(1,283)
Net Income						$1,878
(a)EU&I includes $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations, related to the Duke Energy Carolinas' South Carolina rate case order. Additionally, EU&I includes $17 million recorded within Operating Revenues on the Condensed Consolidated Statements of Operations and GU&I includes $1 million recorded within Operations, maintenance and other and $3 million recorded within Other income and expenses on the Condensed Consolidated Statements of Operations related to nonrecurring customer billing adjustments as a result of implementation of a new customer system.
(b)Other includes $16 million recorded as Preferred Redemption Costs on the Condensed Consolidated Statements of Operations related to the redemption of Series B Preferred Stock. Refer to Note 15 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
(c)EU&I includes $95 million recorded within Impairment of assets and other charges and $16 million within Operations, maintenance and other on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations related primarily to Duke Energy Carolinas' North Carolina rate case settlement and Duke Energy Progress' North Carolina rate case order.
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Total revenues	$497	$108	$605	$—	$—	$605
Segment income (loss)/Net income	$57	$(4)	$53	$(1)	$—	$52
Segment assets	$8,096	$4,456	$12,552	$13	$46	$12,611

	Three Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$472	$105	$577	$—	$577
Segment income (loss)/Net income	$65	$17	$82	$(2)	$80

	Nine Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,431	$460	$1,891	$—	$1,891
Segment income (loss)/Net income	$181	$46	$227	$(4)	$223

	Nine Months Ended September 30, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,411	$464	$1,875	$—	$1,875
Segment income (loss)/Net income	$168	$87	$255	$(4)	$251
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
As discussed further below, the Subsidiary Registrants were impacted by significant storms in 2024. Each Subsidiary Registrant is responsible for the restoration of service within its respective service territory and the recovery of related storm costs, including financing costs and, as applicable, the replenishment of storm-related reserves. The Subsidiary Registrants are considering all available avenues to recover storm-related costs, including insurance recovery and the securitization for certain costs, where applicable. Total storm restoration costs across the Subsidiary Registrants, including capital expenditures, for hurricanes Helene, Debby and Milton are estimated to be in the range of $2.4 billion to $2.9 billion and are expected to primarily impact the following registrants:

(in millions)	Cost Estimate Range(a)
Duke Energy Carolinas	$950	-	$1,150
Duke Energy Progress	350	-	450
Duke Energy Florida	1,100	-	1,300
(a)    These estimates do not include amounts for rebuilding certain damaged infrastructure, as estimates of such costs are not yet available, and will change as restoration work is completed and additional information is received on actual costs incurred. Duke Energy Florida was the only jurisdiction materially impacted by Hurricane Milton.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Hurricane Helene
In late September 2024, Hurricane Helene made landfall in Florida as a Category 4 storm and subsequently impacted all of Duke Energy's service territories as the storm moved inland, with the most severe damage occurring in the Duke Energy Florida territory and the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 3.5 million customers were impacted across Duke Energy's system. As of September 30, 2024, Duke Energy's restoration costs incurred, including capital of $112 million, were approximately $582 million (primarily $261 million, $51 million and $251 million for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively). Approximately $451 million of the operation and maintenance expenses are deferred in regulatory assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 (primarily $177 million, $34 million and $236 million for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively). Total storm restoration costs, including capital expenditures, for Duke Energy are currently estimated to be in the range of $1.5 billion to $1.9 billion (primarily $900 million to $1.1 billion for Duke Energy Carolinas, $300 million to $400 million for Duke Energy Progress and $300 million to $400 million for Duke Energy Florida). These estimates do not include amounts for rebuilding certain damaged infrastructure, as estimates of such costs are not yet available, and will change as restoration work is completed and additional information is received on actual costs incurred.
Hurricane Debby
In August 2024, Hurricane Debby made landfall in Florida as a Category 1 storm, impacting primarily the Duke Energy Florida territory as well as the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 700,000 customers were impacted across Duke Energy's system. As of September 30, 2024, Duke Energy's restoration costs incurred, including capital expenditures of $11 million, were approximately $150 million (primarily $45 million, $45 million and $60 million for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively). Approximately $90 million of the operation and maintenance expenses are deferred in regulatory assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 (primarily $23 million, $13 million and $54 million for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively). These estimates could change as additional information is received on actual costs incurred.
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
On February 24, 2022, the NRC issued a decision in the SLR appeal related to Florida Power and Light's Turkey Point nuclear generating station in Florida. The NRC ruled that the NRC’s license renewal Generic Environmental Impact Statement (GEIS) does not apply to SLR because the GEIS does not address SLR. The decision overturned a 2020 NRC decision that found the GEIS applies to SLR. Although Turkey Point is not owned or operated by a Duke Energy Registrant, the NRC’s order applies to all SLR applicants, including ONS. The NRC order also indicated no subsequent renewed licenses will be issued until the NRC staff has completed an adequate NEPA review for each application. On April 5, 2022, the NRC approved a 24-month rulemaking plan that will enable the NRC staff to complete an adequate NEPA review. Although an SLR applicant may wait until the rulemaking is completed, the NRC also noted that an applicant may submit a supplement to its environmental report providing information on environmental impacts during the SLR period prior to the rulemaking being completed. On November 7, 2022, Duke Energy Carolinas submitted a supplement to its environmental report addressing environmental impacts during the SLR period. On March 6, 2024, the NRC staff submitted the rulemaking, which included the updated GEIS, to the NRC. The NRC approved the publication of the final rule on May 16, 2024. The updated GEIS was finalized and published on August 1, 2024, and the final rule was issued on August 6, 2024.
On December 19, 2022, the NRC published a notice in the Federal Register that the NRC will conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at ONS during the SLR period. The NRC received comments from the EPA and the Petitioners and these comments identify 18 potential impacts that should be considered by the NRC in the EIS, which include, but are not limited to, climate change and flooding, environmental justice, severe accidents and external events. On February 8, 2024, the NRC issued the Oconee site-specific draft EIS. The NRC and EPA published the notice for the public to submit comments on the ONS site-specific draft EIS. On April 29, 2024, the Petitioners filed a Hearing Request. The request proposed three contentions and claimed that the ONS site-specific draft EIS is inadequate to satisfy the requirements of NEPA and the NRC’s NEPA-implementing regulations. Duke Energy Carolinas provided responses to the proposed contentions by May 31, 2024, as ordered by the ASLB. On June 24, 2024, the ASLB convened a pre-hearing conference to obtain information and ask questions concerning the admissibility of the Petitioners' contentions. On August 29, 2024, the ASLB issued a protective order to protect Sensitive Unclassified Non-Safeguards Information (SUNSI) that is identified as Critical Energy/Electrical Infrastructure Information. On October 18, 2024, the ASLB indicated that it plans to issue a decision on contention admissibility by December 18, 2024. The NRC's issuance of the final EIS is pending the ASLB's decision.

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
Duke Energy Carolinas
2023 North Carolina Rate Case
On January 19, 2023, Duke Energy Carolinas filed a performance-based regulation (PBR) application with the NCUC to request an increase in base rate retail revenues. The PBR application included a multiyear rate plan (MYRP) to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB 951. The application as originally filed requested an overall retail revenue increase of $501 million in Year 1, $172 million in Year 2 and $150 million in Year 3, for a combined total of $823 million, or 15.7%, by early 2026. The rate increase is driven primarily by transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets included in the MYRP consistent with the Carolinas Carbon Plan (Carbon Plan).
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
On February 13, 2024, a number of parties filed Notices of Appeal of the December 15, 2023, NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of various electric membership corporations (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated the appeal with the parallel appeal of the NCUC's order regarding the Duke Energy Progress PBR application. The briefing is scheduled to be completed by December 31, 2024. Duke Energy Carolinas anticipates a decision to be issued by the third quarter of 2025.
2024 South Carolina Rate Case
On January 4, 2024, Duke Energy Carolinas filed a rate case with the PSCSC to request an increase in base rate retail revenues. On May 17, 2024, Duke Energy Carolinas and the Office of Regulatory Staff, as well as other consumer, environmental, and industrial intervening parties, filed an Agreement and Stipulation of Settlement resolving all issues in the base rate proceeding. The major components of the settlement include a $240 million annual customer rate increase, prior to a reduction from the accelerated return to customers of federal unprotected Property, Plant and Equipment related EDIT of $84 million annually over the first two years. The stipulation includes an ROE of 9.94% with an equity ratio of 51.21% and resolves recovery of the Company's continued investments in the grid, its new corporate headquarters and environmental compliance costs. The PSCSC held a hearing on May 20, 2024, to consider evidence supporting the stipulation. On July 3, 2024, the PSCSC issued its final order approving an increase in base rates and approving nearly all components of the Agreement and Stipulation of Settlement. The order revised recovery of certain environmental compliance costs, the only provision of the settlement agreement not fully approved by the PSCSC. As a result, Duke Energy Carolinas recognized pretax charges of $33 million within Impairment of assets and other charges, $2 million within Operations, maintenance and other, partially offset by an $11 million reduction in Interest expense, for the nine months ended September 30, 2024, on the Condensed Consolidated Statements of Operations. Based upon the order, after accelerating the EDIT giveback to customers, the net rate increase is $150 million annually for the first two years. Revised customer rates were effective August 1, 2024, and are based upon a South Carolina retail rate base of $7.4 billion.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Marshall Combustion Turbines CPCN
On March 14, 2024, Duke Energy Carolinas filed with the NCUC an application to construct and operate two hydrogen-capable advanced-class simple-cycle combustion turbines (CTs) at the site of the existing Marshall Steam Station. The two new CTs – totaling approximately 850 MW – will enable the retirement of Marshall coal units 1 and 2 and provide incremental capacity to support system capacity needs and expanded flexibility to support integration of renewables. Pending regulatory approvals, construction is planned to start in 2026, and the CTs are targeted to be placed into service by the end of 2028. As part of the application, Duke Energy Carolinas noted that Construction Work in Progress for the proposed facility will accrue AFUDC and will not be in rate base, resulting in no impact on Duke Energy Carolinas' North Carolina retail revenue requirement during the construction period. The 2029 North Carolina retail revenue requirement for the proposed facility is estimated to be $104 million, representing an approximate average retail rate increase of 2.2% across all classes. The expert witness hearing concluded on August 6, 2024. An order is expected no later than December 31, 2024, in parallel with the NCUC’s order in the Carolinas Resource Plan proceeding.
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
On October 17, 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties are appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. On November 6, 2023, the AGO filed a Notice of Cross Appeal of the NCUC's determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. On November 9, 2023, Duke Energy Progress, the Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated the appeal with the parallel appeal of the NCUC's order regarding the Duke Energy Carolinas PBR application. The briefing is scheduled to be completed by December 31, 2024. Duke Energy Progress anticipates a decision to be issued by the third quarter of 2025.
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
Person County Combined Cycle CPCN
On March 28, 2024, Duke Energy Progress filed with the NCUC its application to construct and operate a 1,360-MW hydrogen-capable, advanced-class combined-cycle generating facility (CC) in Person County at the site of the existing Roxboro Plant. Subject to negotiation of final contractual terms, the new Roxboro CC will be co-owned with the North Carolina Electric Membership Corporation (NCEMC), with Duke Energy Progress owning approximately 1,135 MW and NCEMC owning the remaining 225 MW. Pending regulatory approvals, construction is planned to start in 2026, with the CC targeted to be placed in service by the end of 2028. The CC will allow for the retirement of Roxboro’s coal-fired units 1 and 4. As part of the application, Duke Energy Progress noted that the recovery of Construction Work in Progress during the construction period for the proposed facility may be pursued in a future rate case. The 2029 North Carolina retail revenue requirement for the proposed facility is estimated to be $98 million, representing an approximate average retail rate increase of 2.6% across all classes. The expert witness hearing concluded on August 8, 2024. An order is expected no later than December 31, 2024, in parallel with the NCUC’s order in the Carolinas Resource Plan proceeding.
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
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based upon an equity ratio of 53%. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC on August 12, 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida will be able to retain $173 million of the expected Department of Energy (DOE) award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida is permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorizes Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of September 30, 2024, Duke Energy Florida has recognized $165 million (pretax) into earnings, including $8 million and $31 million recognized during the three months ended September 30, 2024, and 2023, respectively, and $24 million and $94 million recognized during the nine months ended September 30, 2024, and 2023, respectively. The remaining $8 million is expected to be recognized in the fourth quarter of 2024.
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
Storm Protection Plan
On April 11, 2022, Duke Energy Florida filed a Storm Protection Plan for approval with the FPSC. The plan, which covers investments for the 2023-2032 time frame, reflects approximately $7 billion of capital investment in transmission and distribution meant to strengthen its infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. The evidentiary hearing began on August 2, 2022. On October 4, 2022, the FPSC voted to approve Duke Energy Florida’s plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. On December 9, 2022, the OPC filed a notice of appeal of this order to the Florida Supreme Court. The OPC's initial brief was filed on April 18, 2023. Duke Energy Florida filed its answer brief on July 17, 2023. The OPC's reply brief was filed on October 16, 2023. The Florida Supreme Court heard oral arguments on February 7, 2024 and the parties await the court's decision.
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
On August 30, 2023, Hurricane Idalia made landfall on Florida’s gulf coast, causing damage and impacting more than 200,000 customers across Duke Energy Florida's service territory. On October 16, 2023, Duke Energy Florida requested to combine the $92 million retail portion of the deferred estimated Hurricane Idalia costs with $74 million of costs projected to be collected after December 31, 2023, under the existing approved storm cost recovery and storm surcharge. This $74 million of costs relates primarily to the approved ongoing replenishment of the storm reserves. At its December 5, 2023 Agenda Conference, the FPSC approved recovery of the total $166 million over 12 months beginning with its first billing cycle in January 2024, replacing the previously approved storm cost recovery and storm surcharge, and ordered Duke Energy Florida to file documentation of the total actual Idalia-related storm costs, once known. Revised rates were effective January 1, 2024. Duke Energy Florida filed documentation evidencing its total Idalia actual storm costs of $98 million on September 23, 2024.
2024 Florida Rate Case
On April 2, 2024, Duke Energy Florida filed a formal request for new base rates with the FPSC. Duke Energy Florida proposed a three-year rate plan that would begin in January 2025, once its current base rate settlement agreement concludes at the end of 2024. Duke Energy Florida proposed multiyear rate increases that use the projected 12-month periods ending December 31, 2025, 2026, and 2027 as the test years, with adjusted rates to be effective with the first billing period of January 2025, 2026, and 2027, respectively.
On July 15, 2024, Duke Energy Florida filed a settlement agreement with the FPSC. The parties to the settlement include Duke Energy Florida, the Office of Public Counsel and other intervening parties. Pursuant to the settlement, the parties agreed to a base rate stay-out provision that expires year-end 2027; however, Duke Energy Florida is allowed an increase to its base rates in 2025 and 2026, as well as utilization of certain tax benefits in lieu of a revenue increase in 2027. Additionally, revenue increases related to solar investments will be recovered via the Solar Base Rate Adjustment mechanism. The parties also agreed to an ROE band of 9.3% to 11.3% with a midpoint of 10.3% with an equity ratio of 53%. The agreement provides for $203 million and $59 million in base rate increases in 2025 and 2026, respectively, as well as increases associated with investments in 12 new solar facilities as they come online, estimated at $12 million, $71 million and $58 million in 2025, 2026 and 2027, respectively. On August 21, 2024, the FPSC approved the settlement agreement without modification.
Hurricane Milton
In October 2024, Hurricane Milton made landfall in Florida as a Category 3 storm, impacting more than 1 million customers in the Duke Energy Florida territory. Total storm restoration costs, including capital expenditures, for Duke Energy Florida are currently estimated to be in the range of $700 million to $850 million. These estimates do not include amounts for rebuilding certain damaged infrastructure, as estimates of such costs are not yet available, and will change as restoration work is completed and additional information is received on actual costs incurred.
Duke Energy Florida has certain existing storm-reserve regulatory liability amounts which will be applied to recovery of the 2024 storm costs (including for Hurricanes Helene and Debby as discussed above) which totaled approximately $100 million as of September 30, 2024.
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
Duke Energy Ohio Natural Gas Base Rate Case
Duke Energy Ohio filed with the PUCO a natural gas base rate case application on June 30, 2022, with supporting testimony filed on July 14, 2022, requesting an increase in natural gas base rates of approximately $49 million. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its CEP rider. On April 28, 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the OCC. In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded on May 24, 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed. New rates went into effect November 1, 2023. On December 1, 2023, the OCC filed an application for rehearing. On December 13, 2023, the PUCO granted OCC's application for rehearing for further consideration of issues raised. As a result of a Supreme Court of Ohio decision regarding procedural issues related to applications for rehearing, PUCO denied OCC’s rehearing request. On October 25, 2024, the OCC filed its Notice of Appeal with the Ohio Supreme Court.
Duke Energy Ohio Electric Security Plan
On April 1, 2024, Duke Energy Ohio filed with the PUCO a request for an Electric Security Plan (ESP). The ESP application proposes a three-year term from June 1, 2025, through May 31, 2028, and includes continuation of market-based customer rates through competitive procurement processes for generation and continuation and expansion of existing rider mechanisms. Duke Energy Ohio is proposing a new rider mechanism relating to electric distribution infrastructure modernization programs, which may be enabled by and partially funded through federal or state funding opportunities, future battery storage projects, and two proposed electric vehicle programs. Additional proposed new rider mechanisms are related to solar for all investments for low-income and disadvantaged communities, low-income senior citizen bill assistance, and energy efficiency and demand-side management programs. At the request of Duke Energy Ohio, PUCO suspended the evidentiary hearing scheduled for November 13, 2024, in light of ongoing settlement discussions.
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
On November 1, 2023, Duke Energy Kentucky filed for rehearing requesting certain matters be reconsidered by the KPSC. On November 21, 2023, KPSC granted in part and denied in part the Company's request for rehearing. On February 15, 2024, the KPSC issued a briefing schedule for the rehearing process. The briefing concluded on April 1, 2024, and the matter was submitted for decision on April 2, 2024. On July 1, 2024, the KPSC issued its final order on rehearing, ruling in Duke Energy Kentucky's favor on nearly all issues. However, the KPSC ordered Duke Energy Kentucky to refund alleged over collections since the KPSC's October 12, 2023, order. On July 10, 2024, the KPSC issued an order correcting the base fuel rate used to calculate new base rates in its July 1, 2024, order and its calculation of Duke Energy Kentucky's Street Lighting Rate. New rates were implemented in August 2024.
On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to including decommissioning costs in depreciation rates for East Bend and Woodsdale. Duke Energy Kentucky filed its initial brief in June 2024. Appellee briefs were filed September 24, 2024, and Duke Energy Kentucky's reply brief is due November 8, 2024.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Indiana filed a new petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. An evidentiary hearing was held on January 25, 2024. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. On June 7, 2024, the Citizens Action Coalition of Indiana (CAC) filed a motion to appeal the IURC order granting the coal ash CPCN proceeding and approving the coal ash related compliance projects. CAC filed its appellant's brief on October 4, 2024. Appellees' briefs are due December 9, 2024.
TDSIC 2.0
On November 23, 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In addition, the IURC set up a subdocket to consider a targeted economic development project, which the IURC approved on March 2, 2022. On July 15, 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. An appellant brief was filed on October 28, 2022, and Duke Energy Indiana filed its responsive brief on December 28, 2022. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the IURC’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. The Indiana Supreme Court granted transfer and held an oral argument on September 28, 2023, and the parties await the court's decision.
2024 Indiana Rate Case
On April 4, 2024, Duke Energy Indiana filed an application with the IURC for a rate increase of $492 million, representing an overall average bill increase of approximately 16.2%, which, if approved, would be added to retail customer bills in two steps, approximately 11.7% in 2025 and approximately 4.5% in 2026. Duke Energy Indiana requested an ROE of 10.5% with an equity ratio of 53%. The rate increase is driven by $1.6 billion in investments made since the last general rate case filed in 2019 in order to reliably serve customers, improve resiliency of the system, and advance environmental sustainability. An evidentiary hearing was completed on September 5, 2024, with briefing continuing until October 31, 2024. An order is anticipated by January 2025 with new rates effective in March 2025.
Piedmont
2024 North Carolina Rate Case
On April 1, 2024, Piedmont filed an application with the NCUC for a rate increase for retail customers. On September 13, 2024, Piedmont, the Public Staff and other intervening parties filed an Agreement and Stipulation of Settlement with the NCUC resolving all issues in the general rate case. The major components of the settlement include an overall average effective increase in net annual retail revenues of $88 million in the first year and $10 million of additional revenue after the first year. The settlement includes an ROE of 9.8% with an equity ratio of 52.3% and the addition of a rider mechanism for recovery of all pipeline integrity management operations and maintenance expenses. The settlement is subject to the review and approval of the NCUC. The evidentiary hearing concluded on September 18, 2024, and Piedmont implemented revised interim rates, subject to refund, November 1, 2024. An order is anticipated by January 2025.
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

(in millions)	September 30, 2024	December 31, 2023
Reserves for Environmental Remediation
Duke Energy	$80	$88
Duke Energy Carolinas	25	23
Progress Energy	19	19
Duke Energy Progress	9	9
Duke Energy Florida	10	10
Duke Energy Ohio	28	36
Duke Energy Indiana	2	2
Piedmont	7	7
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
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. On October 12, 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court on October 13, 2022. On November 11, 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the district court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal was completed on June 30, 2023. Oral argument took place on May 7, 2024. On August 5, 2024, the U.S. Court of Appeals for the Fourth Circuit reversed the district court's grant of summary judgment and remanded the case back to the district court for further proceedings. On August 19, 2024, Duke Energy Carolinas filed a petition for rehearing, which is fully briefed and awaiting the court's decision.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $402 million at September 30, 2024, and $423 million at December 31, 2023. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2044 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2044 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $539 million at September 30, 2024, and $572 million at December 31, 2023. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $9 million as of September 30, 2024, and December 31, 2023, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
On June 30, 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material to Duke Energy, and as a result, AEGIS was dismissed from the litigation on July 13, 2023. Duke Energy Indiana has also reached confidential settlements with other various insurance companies, the results of which were not material. In June 2024, Duke Energy Indiana filed an amended complaint adding several additional insurance companies as defendants to the litigation and the court entered an order staying the litigation until January 22, 2025.
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2024
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
January 2024(a)	January 2027	4.850%	$600	$600	$—	$—	$—	$—	$—	$—
January 2024(a)	January 2029	4.850%	650	650	—	—	—	—	—	—
April 2024(e)	April 2031	5.648%	815	815	—	—	—	—	—	—
June 2024(d)	June 2034	5.450%	750	750	—	—	—	—	—	—
June 2024(d)	June 2054	5.800%	750	750	—	—	—	—	—	—
June 2024(h)	July 2031	5.900%	80	—	—	—	—	80	—	—
June 2024(h)	July 2034	6.000%	95	—	—	—	—	95	—	—
June 2024(h)	July 2039	6.170%	50	—	—	—	—	50	—	—
August 2024(d)	February 2035	5.100%	375	—	—	—	—	—	—	375
August 2024(i)	September 2054	6.450%	1,000	1,000	—	—	—	—	—	—
Secured Debt
April 2024(f)	March 2044	5.404%	177	—	—	177	—	—	—	—
First Mortgage Bonds
January 2024(b)	January 2034	4.850%	$575	$—	$575	$—	—	$—	$—	$—
January 2024(b)	January 2054	5.400%	425	—	425	—	—	—	—	—
March 2024(b)	March 2034	5.250%	300	—	—	—	—	—	300	—
March 2024(c)	March 2034	5.100%	500	—	—	500	—	—	—	—
March 2024(d)	March 2054	5.550%	425	—	—	—	—	425	—	—
April 2024(g)	April 2074	5.008%	173	—	—	—	173	—	—	—
Total issuances			$7,740	$4,565	$1,000	$677	$173	$650	$300	$375
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
(i)Duke Energy issued $1 billion of fixed-to-fixed reset rate junior subordinated debentures (the debentures) with proceeds used to redeem Duke Energy’s outstanding Series B Preferred Stock and for general corporate purposes. The debentures will bear interest at 6.45% until September 1, 2034, and thereafter the interest rate will reset every five years to the five-year U.S. Treasury rate plus a spread of 2.588%. The debentures have early redemption options and are callable on or after June 2034 for 100% of the principal plus accrued interest. See Note 15 for additional information.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2024
Unsecured Debt
Duke Energy (Parent)	April 2025	3.364%	$420
Duke Energy (Parent)	April 2025	3.950%	250
Duke Energy (Parent)	September 2025	0.900%	650
Duke Energy Ohio	June 2025	6.900%	150
Duke Energy Progress	August 2025	3.250%	500
Piedmont	September 2025	3.600%	150
Secured Debt
Duke Energy Carolinas(a)	January 2025	6.036%	305
Duke Energy Carolinas(a)	January 2025	6.097%	195
Duke Energy Progress(a)	April 2025	6.096%	240
Duke Energy Progress(a)	April 2025	6.096%	160
First Mortgage Bonds
Duke Energy Florida(a)(b)	October 2073	5.005%	200
Duke Energy Florida(a)(b)	April 2074	5.008%	173
Other(c)			204
Current maturities of long-term debt			$3,597
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	September 30, 2024
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$1,400	$1,500	$875	$1,050	$950	$950
Reduction to backstop issuances
Commercial paper(b)	(3,526)	(1,526)	(300)	(698)	(175)	(206)	(160)	(461)
Outstanding letters of credit	(24)	(12)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$5,369	$737	$1,096	$801	$693	$844	$709	$489
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
Duke Energy Term Loan Facility
On March 26, 2024, Duke Energy (Parent) entered into a 364-day term loan facility with commitments totaling $700 million. Any undrawn commitments could be drawn up until April 25, 2024, (30 days after the effective date of the agreement) or are otherwise ineligible to be drawn. On April 24, 2024, $500 million was drawn under the facility with borrowings used for general corporate purposes. Borrowings could be prepaid at any time throughout the term of the facility and the terms and conditions of the facility were generally consistent with those governing Duke Energy's Master Credit Facility. During the second quarter of 2024, Duke Energy (Parent) terminated the facility and repaid the $500 million in outstanding borrowings.
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida Term Loan Facilities
In November 2024, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida entered into term loan facilities intended to meet incremental financing needs resulting from expenditures for the restoration of service and rebuilding of infrastructure related to hurricanes Debby, Helene and Milton as described in Note 4. Duke Energy Carolinas and Duke Energy Progress entered into two-year term loan facilities with commitments totaling $700 million and $250 million, respectively. Duke Energy Florida entered into a 364-day term loan facility with commitments totaling $800 million. Amounts may be drawn for six months from the Duke Energy Carolinas and Duke Energy Progress term loan facilities and for four months from the Duke Energy Florida term loan facility. Borrowings from the term loan facilities can be prepaid at any time and may be used to fund system restoration expenses and for general corporate purposes. Additionally, the Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida term loan facilities may be increased by $300 million, $150 million and $400 million, respectively.
In November 2024, $50 million, $50 million and $100 million were drawn under the term loan facilities for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively.
7. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Actual costs incurred could be materially different from current estimates that form the basis of the recorded AROs.
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities	$4,634	$2,024	$2,605	$2,483	$122	$—	$—	$—
Closure of ash impoundments	5,240	1,899	2,019	2,001	18	72	1,249	—
Other	276	57	99	34	65	65	29	27
Total ARO	$10,150	$3,980	$4,723	$4,518	$205	$137	$1,278	$27
Less: Current portion	639	253	227	225	2	7	152	—
Total noncurrent ARO	$9,511	$3,727	$4,496	$4,293	$203	$130	$1,126	$27
ARO Liability Rollforward
In April 2024, the EPA issued the 2024 CCR Rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities.
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2023(a)	$9,156	$4,013	$4,145	$3,870	$275	$136	$809	$26
Accretion expense(b)	316	137	145	138	7	5	33	1
Liabilities settled(c)	(485)	(154)	(254)	(181)	(73)	(6)	(70)	—
Revisions in estimates of cash flows(d)	1,163	(16)	687	691	(4)	2	506	—
Balance at September 30, 2024	$10,150	$3,980	$4,723	$4,518	$205	$137	$1,278	$27
(a)Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.
(b)For the nine months ended September 30, 2024, substantially all accretion expense relates to Duke Energy's regulated operations and has been deferred in accordance with regulatory accounting treatment.
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

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets within Other Noncurrent Assets, respectively, on the Condensed Consolidated Balance Sheets.
8. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2024, and December 31, 2023. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2024, and December 31, 2023.
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$186	$198	$589	$586
Indemnification coverages(b)	11	9	33	26
JDA revenue(c)	7	5	29	26
JDA expense(c)	48	58	141	121
Intercompany natural gas purchases(d)	5	5	14	14
Progress Energy
Corporate governance and shared service expenses(a)	$165	$172	$524	$522
Indemnification coverages(b)	13	11	42	35
JDA revenue(c)	48	58	141	121
JDA expense(c)	7	5	29	26
Intercompany natural gas purchases(d)	19	19	56	56
Duke Energy Progress
Corporate governance and shared service expenses(a)	$104	$103	$318	$314
Indemnification coverages(b)	5	5	17	15
JDA revenue(c)	48	58	141	121
JDA expense(c)	7	5	29	26
Intercompany natural gas purchases(d)	19	19	56	56
Duke Energy Florida
Corporate governance and shared service expenses(a)	$61	$69	$206	$208
Indemnification coverages(b)	8	6	25	20
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$74	$73	$228	$222
Indemnification coverages(b)	2	1	5	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$98	$92	$283	$275
Indemnification coverages(b)	2	2	7	6
Piedmont
Corporate governance and shared service expenses(a)	$40	$32	$121	$107
Indemnification coverages(b)	1	1	3	3
Intercompany natural gas sales(d)	24	24	70	70
Natural gas storage and transportation costs(e)	5	6	17	18
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2024
Intercompany income tax receivable	$—	$—	$—	$—	$7	$28	$39
Intercompany income tax payable	115	96	53	38	—	—	—

December 31, 2023
Intercompany income tax receivable	$—	$—	$—	$—	$91	$53	$—
Intercompany income tax payable	81	92	94	114	—	—	57
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024, and 2023, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,825	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,202	1,150	1,775	1,125	650	250	27
Total notional amount	$6,027	$1,150	$1,775	$1,125	$650	$250	$27

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,300	$—	$—	$—	$—	$—	$—
Undesignated contracts	2,727	1,050	1,250	925	325	400	27
Total notional amount	$5,027	$1,050	$1,250	$925	$325	$400	$27
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

	September 30, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	19,823	—	—	—	2,474	17,349	—
Natural gas (millions of dekatherms)	791	264	244	244	—	30	253

	December 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	13,608	—	—	—	1,616	11,992	—
Natural gas (millions of dekatherms)	846	279	274	274	—	30	263
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at September 30, 2024.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2024	2023	2024	2023
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$23	$(20)	$23	$(10)
	537	5.31%	500	euros	3.85%	June 2034	19	(17)	19	(9)
	815	5.648%	750	euros	3.75%	April 2031	29	—	20	—
Total notional amount	$1,997		1,850	euros			$71	$(37)	$62	$(19)
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

Derivative Assets	September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$37	$10	$8	$8	$—	$2	$16	$2
Noncurrent	33	14	19	19	—	—	—	—
Total Derivative Assets – Commodity Contracts	$70	$24	$27	$27	$—	$2	$16	$2
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	20	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Noncurrent	18	2	6	6	—	—	10	—
Total Derivative Assets – Interest Rate Contracts	$38	$2	$6	$6	$—	$—	$10	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	54	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$54	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$162	$26	$33	$33	$—	$2	$26	$2

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$170	$93	$56	$56	$—	$—	$4	$17
Noncurrent	209	57	45	45	—	—	—	107
Total Derivative Liabilities – Commodity Contracts	$379	$150	$101	$101	$—	$—	$4	$124
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	52	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	—	5	5	—	—	—	—
Noncurrent	95	36	59	34	26	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$152	$36	$64	$39	$26	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	30	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$30	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$561	$186	$165	$140	$26	$1	$4	$124

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$25	$1	$3	$1	$2	$1	$18	$1
Noncurrent	57	26	31	31	—	—	—	—
Total Derivative Assets – Commodity Contracts	$82	$27	$34	$32	$2	$1	$18	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	31	—	—	—	—	—	—	—
Noncurrent	17	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	5	—	—	—	—	—	—
Noncurrent	10	3	—	—	—	—	7	—
Total Derivative Assets – Interest Rate Contracts	$63	$8	$—	$—	$—	$—	$7	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	44	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$189	$35	$34	$32	$2	$1	$25	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$354	$177	$138	$138	$—	$—	$18	$20
Noncurrent	255	67	61	61	—	—	—	127
Total Derivative Liabilities – Commodity Contracts	$609	$244	$199	$199	$—	$—	$18	$147
Interest Rate Contracts
Designated as Hedging Instruments
Current	25	—	—	—	—	—	—	—
Noncurrent	26	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	13	2	11	11	—	—	—	—
Noncurrent	39	14	24	9	15	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$103	$16	$35	$20	$15	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	17	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$729	$260	$234	$219	$15	$1	$18	$147
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

Derivative Assets	September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$37	$10	$8	$8	$—	$2	$16	$2
Offset	(15)	(8)	(7)	(7)	—	—	—	—
Net amounts presented in Current Assets: Other	$22	$2	$1	$1	$—	$2	$16	$2
Noncurrent
Gross amounts recognized	$125	$16	$25	$25	$—	$—	$10	$—
Offset	(26)	(10)	(16)	(16)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$99	$6	$9	$9	$—	$—	$10	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$205	$93	$61	$61	$—	$—	$4	$17
Offset	(15)	(8)	(7)	(7)	—	—	—	—
Cash collateral posted	(23)	(13)	(5)	(5)	—	—	(4)	—
Net amounts presented in Current Liabilities: Other	$167	$72	$49	$49	$—	$—	$—	$17
Noncurrent
Gross amounts recognized	$356	$93	$104	$79	$26	$1	$—	$107
Offset	(26)	(10)	(16)	(16)	—	—	—	—
Cash collateral posted	(30)	(22)	(9)	(9)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$300	$61	$79	$54	$26	$1	$—	$107

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$61	$6	$3	$1	$2	$1	$18	$1
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$59	$5	$2	$—	$2	$1	$18	$1
Noncurrent
Gross amounts recognized	$128	$29	$31	$31	$—	$—	$7	$—
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$91	$15	$9	$9	$—	$—	$7	$—

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$409	$179	$149	$149	$—	$—	$18	$20
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Cash collateral posted	(96)	(48)	(30)	(30)	—	—	(18)	—
Net amounts presented in Current Liabilities: Other	$311	$130	$118	$118	$—	$—	$—	$20
Noncurrent
Gross amounts recognized	$320	$81	$85	$70	$15	$1	$—	$127
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Cash collateral posted	(66)	(38)	(28)	(28)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$217	$29	$35	$20	$15	$1	$—	$127

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	September 30, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$198	$103	$95	$95
Fair value of collateral already posted	48	34	14	14
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$150	$69	$81	$81

	December 31, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$342	$175	$166	$166
Fair value of collateral already posted	144	86	58	58
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$198	$89	$108	$108
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2024, and December 31, 2023.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$151	$—	$—	$133
Equity securities	6,005	11	8,224	4,942	22	7,278
Corporate debt securities	20	29	721	12	43	632
Municipal bonds	5	10	342	6	16	347
U.S. government bonds	37	46	1,824	24	65	1,575
Other debt securities	3	7	248	1	13	178
Total NDTF Investments	$6,070	$103	$11,510	$4,985	$159	$10,143
Other Investments
Cash and cash equivalents	$—	$—	$68	$—	$—	$31
Equity securities	62	—	188	33	—	158
Corporate debt securities	—	3	92	—	6	82
Municipal bonds	1	1	89	1	2	77
U.S. government bonds	—	2	55	—	2	65
Other debt securities	—	2	48	—	2	47
Total Other Investments	$63	$8	$540	$34	$12	$460
Total Investments	$6,133	$111	$12,050	$5,019	$171	$10,603
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2024, and 2023, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
FV-NI:
Realized gains	$61	$61	$256	$107
Realized losses	19	35	64	117
AFS:
Realized gains	10	16	22	37
Realized losses	8	45	44	104
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$69	$—	$—	$51
Equity securities	3,476	8	4,729	2,886	14	4,196
Corporate debt securities	9	25	458	4	35	390
Municipal bonds	—	3	42	—	4	50
U.S. government bonds	19	25	976	13	33	826
Other debt securities	3	7	231	1	13	172
Total NDTF Investments	$3,507	$68	$6,505	$2,904	$99	$5,685

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2024, and 2023, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
FV-NI:
Realized gains	$38	$43	$163	$70
Realized losses	9	17	30	64
AFS:
Realized gains	6	12	11	21
Realized losses	5	26	22	54
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$82	$—	$—	$82
Equity securities	2,529	3	3,495	2,056	8	3,082
Corporate debt securities	11	4	263	8	8	242
Municipal bonds	5	7	300	6	12	297
U.S. government bonds	18	21	848	11	32	749
Other debt securities	—	—	17	—	—	6
Total NDTF Investments	$2,563	$35	$5,005	$2,081	$60	$4,458
Other Investments
Cash and cash equivalents	$—	$—	$21	$—	$—	$18
Municipal bonds	—	—	24	—	1	23
Total Other Investments	$—	$—	$45	$—	$1	$41
Total Investments	$2,563	$35	$5,050	$2,081	$61	$4,499
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2024, and 2023, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
FV-NI:
Realized gains	$23	$18	$93	$37
Realized losses	10	18	34	53
AFS:
Realized gains	4	4	11	16
Realized losses	3	19	22	50

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$61	$—	$—	$55
Equity securities	2,407	3	3,361	1,956	8	2,970
Corporate debt securities	10	4	252	7	8	229
Municipal bonds	5	7	300	6	12	297
U.S. government bonds	17	13	666	10	18	518
Other debt securities	—	—	16	—	—	6
Total NDTF Investments	$2,439	$27	$4,656	$1,979	$46	$4,075
Other Investments
Cash and cash equivalents	$—	$—	$16	$—	$—	$14
Total Other Investments	$—	$—	$16	$—	$—	$14
Total Investments	$2,439	$27	$4,672	$1,979	$46	$4,089
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2024, and 2023, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
FV-NI:
Realized gains	$23	$15	$93	$34
Realized losses	10	18	34	52
AFS:
Realized gains	4	4	11	15
Realized losses	3	18	21	47
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$21	$—	$—	$27
Equity securities	122	—	134	100	—	112
Corporate debt securities	1	—	11	1	—	13
U.S. government bonds	1	8	182	1	14	231
Other debt securities	—	—	1	—	—	—
Total NDTF Investments(a)	$124	$8	$349	$102	$14	$383
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$3
Municipal bonds	—	—	24	—	1	23
Total Other Investments	$—	$—	$26	$—	$1	$26
Total Investments	$124	$8	$375	$102	$15	$409
(a)During the nine months ended September 30, 2024, and the year ended December 31, 2023, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2024, and 2023, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$1
Equity securities	22	—	117	4	—	98
Corporate debt securities	—	—	7	—	—	8
Municipal bonds	1	1	52	1	1	46
U.S. government bonds	—	—	7	—	—	10
Total Investments	$23	$1	$185	$5	$1	$163
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2024, and 2023, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$92	$9	$68	$10	$58	$7
Due after one through five years	862	347	431	326	105	20
Due after five through 10 years	712	426	234	220	14	13
Due after 10 years	1,753	925	719	678	41	26
Total	$3,419	$1,707	$1,452	$1,234	$218	$66
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
Other fair value considerations
See Note 12 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the valuation of goodwill and intangible assets. Also, see Note 8 for further information on the annual impairment test as of August 31, 2024.
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

	September 30, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$151	$151	$—	$—	$—
NDTF equity securities	8,224	8,195	—	—	29
NDTF debt securities	3,135	1,012	2,123	—	—
Other equity securities	188	188	—	—	—
Other debt securities	284	48	236	—	—
Other cash and cash equivalents	68	68	—	—	—
Derivative assets	162	2	143	17	—
Total assets	12,212	9,664	2,502	17	29
Derivative liabilities	(561)	(34)	(527)	—	—
Net assets	$11,651	$9,630	$1,975	$17	$29

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$133	$133	$—	$—	$—
NDTF equity securities	7,278	7,241	—	—	37
NDTF debt securities	2,732	829	1,903	—	—
Other equity securities	158	158	—	—	—
Other debt securities	271	55	216	—	—
Other cash and cash equivalents	31	31	—	—	—
Derivative assets	189	37	137	15	—
Total assets	10,792	8,484	2,256	15	37
Derivative liabilities	(729)	(60)	(669)	—	—
Net assets	$10,063	$8,424	$1,587	$15	$37

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$35	$41	$15	$34
Purchases, sales, issuances and settlements:
Purchases	—	3	29	50
Settlements	(13)	(18)	(36)	(76)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(5)	4	9	22
Balance at end of period	$17	$30	$17	$30
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$69	$69	$—	$—
NDTF equity securities	4,729	4,700	—	29
NDTF debt securities	1,707	491	1,216	—
Derivative assets	26	—	26	—
Total assets	6,531	5,260	1,242	29
Derivative liabilities	(186)	—	(186)	—
Net assets	$6,345	$5,260	$1,056	$29

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$51	$51	$—	$—
NDTF equity securities	4,196	4,159	—	37
NDTF debt securities	1,438	375	1,063	—
Derivative assets	35	—	35	—
Total assets	5,720	4,585	1,098	37
Derivative liabilities	(260)	—	(260)	—
Net assets	$5,460	$4,585	$838	$37
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$82	$82	$—	$82	$82	$—
NDTF equity securities	3,495	3,495	—	3,082	3,082	—
NDTF debt securities	1,428	521	907	1,294	454	840
Other debt securities	24	—	24	23	—	23
Other cash and cash equivalents	21	21	—	18	18	—
Derivative assets	33	—	33	34	—	34
Total assets	5,083	4,119	964	4,533	3,636	897
Derivative liabilities	(165)	—	(165)	(234)	—	(234)
Net assets	$4,918	$4,119	$799	$4,299	$3,636	$663

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$61	$61	$—	$55	$55	$—
NDTF equity securities	3,361	3,361	—	2,970	2,970	—
NDTF debt securities	1,234	375	859	1,050	266	784
Other cash and cash equivalents	16	16	—	14	14	—
Derivative assets	33	—	33	32	—	32
Total assets	4,705	3,813	892	4,121	3,305	816
Derivative liabilities	(140)	—	(140)	(219)	—	(219)
Net assets	$4,565	$3,813	$752	$3,902	$3,305	$597
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$21	$21	$—	$27	$27	$—
NDTF equity securities	134	134	—	112	112	—
NDTF debt securities	194	146	48	244	188	56
Other debt securities	24	—	24	23	—	23
Other cash and cash equivalents	2	2	—	3	3	—
Derivative assets	—	—	—	2	—	2
Total assets	375	303	72	411	330	81
Derivative liabilities	(26)	—	(26)	(15)	—	(15)
Net assets	$349	$303	$46	$396	$330	$66
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2024, and December 31, 2023.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2024				December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$117	$117	$—	$—	$98	$98	$—	$—
Other debt securities	66	—	66	—	64	—	64	—
Other cash and cash equivalents	2	2	—	—	1	1	—	—
Derivative assets	26	—	11	15	25	5	7	13
Total assets	211	119	77	15	188	104	71	13
Derivative liabilities	(4)	(4)	—	—	(18)	(18)	—	—
Net assets	$207	$115	$77	$15	$170	$86	$71	$13

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$33	$37	$13	$29
Purchases, sales, issuances and settlements:
Purchases	—	—	27	42
Settlements	(13)	(14)	(33)	(70)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(5)	4	8	26
Balance at end of period	$15	$27	$15	$27
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$2	$2	$—	$1	$1	$—
Derivative liabilities	(124)	—	(124)	(147)	—	(147)
Net (liabilities) assets	$(122)	$2	$(124)	$(146)	$1	$(147)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$—	-	$1.35	$0.56
Duke Energy Indiana
FTRs	15	RTO auction pricing	FTR price – per MWh	(0.76)	-	12.83	1.19
Duke Energy
Total Level 3 derivatives	$17

	December 31, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$0.36	-	$2.11	$0.71
Duke Energy Indiana
FTRs	13	RTO auction pricing	FTR price – per MWh	(1.05)	-	9.64	1.26
Duke Energy
Total Level 3 derivatives	$15

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2024		December 31, 2023
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$80,121	$76,285	$75,252	$69,790
Duke Energy Carolinas	17,032	16,342	16,012	15,077
Progress Energy	24,214	23,422	23,759	22,553
Duke Energy Progress	12,323	11,430	11,714	10,595
Duke Energy Florida	10,248	10,124	10,401	10,123
Duke Energy Ohio	4,164	4,087	3,518	3,310
Duke Energy Indiana	4,801	4,605	4,502	4,230
Piedmont	4,003	3,754	3,668	3,336
(a)Book value of long-term debt includes $1.0 billion at September 30, 2024 and December 31, 2023, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both September 30, 2024, and December 31, 2023, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2024, and the year ended December 31, 2023, or is expected to be provided in the future that was not previously contractually required.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	(a)	January 2025	April 2025	(b)
Credit facility amount	(a)	$500	$400	(b)
Amounts borrowed at September 30, 2024	—	500	400	—
Amounts borrowed at December 31, 2023	312	500	400	325
Restricted Receivables at September 30, 2024	—	1,149	822	—
Restricted Receivables at December 31, 2023	663	991	833	532
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2024	December 31, 2023
Regulatory Assets: Current	60	59
Current Assets: Other	18	37
Other Noncurrent Assets: Regulatory assets	754	803
Current Liabilities: Other	2	8
Current maturities of long-term debt	59	59
Long-Term Debt	772	831
Storm Recovery Bonds
Duke Energy Carolinas NC Storm Funding, LLC (DECNCSF), Duke Energy Progress NC Storm Funding, LLC (DEPNCSF) and Duke Energy Progress SC Storm Funding, LLC (DEPSCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress. DECNCSF and DEPNCSF were formed in 2021 while DEPSCSF was formed in 2024, all for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs incurred in North Carolina and South Carolina.
In November 2021, DECNCSF and DEPNCSF issued $237 million and $770 million of senior secured bonds, respectively, and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property was created by state legislation and NCUC financing orders for the purpose of financing storm costs incurred in 2018 and 2019. In April 2024, DEPSCSF issued $177 million of senior secured bonds and used the proceeds to acquire storm recovery property from Duke Energy Progress. The storm recovery property was created by state legislation and a PSCSC financing order for the purpose of financing storm costs incurred from 2014 through 2022.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Carolinas’ and Duke Energy Progress’ North Carolina and South Carolina retail customers until the bonds are paid in full and all financing costs have been recovered. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Carolinas or Duke Energy Progress. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Duke Energy Carolinas and Duke Energy Progress have the power to direct the significant activities of the VIEs as described above and therefore Duke Energy Carolinas and Duke Energy Progress are considered the primary beneficiaries. Duke Energy Carolinas consolidates DECNCSF and Duke Energy Progress consolidates DEPNCSF and DEPSCSF.
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	September 30, 2024			December 31, 2023
	Duke Energy	Duke Energy		Duke Energy	Duke Energy
	Carolinas	Progress		Carolinas	Progress
(in millions)	DECNCSF	DEPNCSF	DEPSCSF	DECNCSF	DEPNCSF

Regulatory Assets: Current	$12	$39	$8	$12	$39
Current Assets: Other	6	19	8	9	31
Other Noncurrent Assets: Regulatory assets	188	617	157	196	643
Other Noncurrent Assets: Other	1	4	1	1	2
Current Liabilities: Other	1	4	4	10	34
Current Maturities of Long-Term Debt	10	34	9	3	8
Long-Term Debt	198	646	163	208	680
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
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	September 30, 2024	December 31, 2023
Inventory	$477	$462
Accounts Payable	199	188
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Condensed Consolidated Balance Sheets.

	September 30, 2024
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—
Investments in equity method unconsolidated affiliates	55	—	—
Other noncurrent assets	30	—	—
Total assets	$85	$—	$—
Other current liabilities	4	—	—
Other noncurrent liabilities	1	—	—
Total liabilities	$5	$—	$—
Net assets	$80	$—	$—

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

	December 31, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$150	$208
Investments in equity method unconsolidated affiliates	67	—	—
Other noncurrent assets	43	—	—
Total assets	$110	$150	$208
Other current liabilities	4	—	—
Other noncurrent liabilities	5	—	—
Total liabilities	$9	$—	$—
Net assets	$101	$150	$208
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

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Receivables sold	$—	$361	$—	$351
Less: Retained interests	—	150	—	208
Net receivables sold	$—	$211	$—	$143
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio		Duke Energy Indiana
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Sales
Receivables sold	$474	$1,973	$473	$2,646
Loss recognized on sale	7	25	6	15
Cash flows
Cash proceeds from receivables sold	$478	$2,024	$523	$2,465
Collection fees received	—	1	—	1
Return received on retained interests	4	15	4	9
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Duke Energy Carolinas	$3	$12	$12	$12	$12	$—	$51
Progress Energy	18	30	7	7	7	29	98
Duke Energy Progress	2	—	—	—	—	—	2
Duke Energy Florida	16	30	7	7	7	29	96
Duke Energy Indiana	4	17	17	15	5	—	58
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

	Remaining Performance Obligations
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Piedmont	$16	$60	$51	$49	$46	$195	$417
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,738	$1,173	$1,973	$811	$1,162	$275	$316	$—
General	2,287	859	1,035	485	550	152	243	—
Industrial	924	416	275	196	79	39	193	—
Wholesale	620	158	394	350	44	15	53	—
Other revenues	237	71	166	88	78	24	23	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,806	$2,677	$3,843	$1,930	$1,913	$505	$828	$—

Gas Utilities and Infrastructure
Residential	$157	$—	$—	$—	$—	$74	$—	$83
Commercial	91	—	—	—	—	23	—	68
Industrial	36	—	—	—	—	6	—	30
Power Generation	—	—	—	—	—	—	—	8
Other revenues	25	—	—	—	—	5	—	20
Total Gas Utilities and Infrastructure revenue from contracts with customers	$309	$—	$—	$—	$—	$108	$—	$209

Other
Revenue from contracts with customers	$12	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$8,127	$2,677	$3,843	$1,930	$1,913	$613	$828	$209

Other revenue sources(a)	$27	$30	$17	$(16)	$27	$(8)	$8	$10
Total revenues	$8,154	$2,707	$3,860	$1,914	$1,940	$605	$836	$219

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,602	$988	$2,043	$756	$1,287	$268	$303	$—
General	2,229	779	1,089	467	622	135	224	—
Industrial	912	395	298	203	95	28	190	—
Wholesale	647	141	422	364	58	12	71	—
Other revenues	285	75	175	100	75	24	56	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,675	$2,378	$4,027	$1,890	$2,137	$467	$844	$—

Gas Utilities and Infrastructure
Residential	$152	$—	$—	$—	$—	$73	$—	$80
Commercial	88	—	—	—	—	24	—	65
Industrial	26	—	—	—	—	4	—	23
Power Generation	—	—	—	—	—	—	—	23
Other revenues	28	—	—	—	—	4	—	8
Total Gas Utilities and Infrastructure revenue from contracts with customers	$294	$—	$—	$—	$—	$105	$—	$199

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,977	$2,378	$4,027	$1,890	$2,137	$572	$844	$199

Other revenue sources(a)	$17	$15	$28	$(4)	$27	$5	$7	$9
Total revenues	$7,994	$2,393	$4,055	$1,886	$2,164	$577	$851	$208
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$9,945	$3,190	$5,115	$2,214	$2,901	$768	$872	$—
General	6,234	2,331	2,834	1,334	1,500	448	624	—
Industrial	2,615	1,130	808	556	252	110	566	—
Wholesale	1,698	423	1,086	974	112	39	150	—
Other revenues	783	269	502	257	245	64	96	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$21,275	$7,343	$10,345	$5,335	$5,010	$1,429	$2,308	$—

Gas Utilities and Infrastructure
Residential	$859	$—	$—	$—	$—	$307	$—	$552
Commercial	434	—	—	—	—	111	—	323
Industrial	115	—	—	—	—	23	—	92
Power Generation	—	—	—	—	—	—	—	24
Other revenues	97	—	—	—	—	19	—	78
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,505	$—	$—	$—	$—	$460	$—	$1,069

Other
Revenue from contracts with customers	$30	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$22,810	$7,343	$10,345	$5,335	$5,010	$1,889	$2,308	$1,069

Other revenue sources(a)	$187	$68	$100	$3	$82	$2	$34	$70
Total revenues	$22,997	$7,411	$10,445	$5,338	$5,092	$1,891	$2,342	$1,139

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$9,193	$2,527	$5,019	$1,902	$3,117	$710	$937	$—
General	5,936	1,974	2,844	1,194	1,650	411	706	—
Industrial	2,630	1,011	844	560	284	155	618	—
Wholesale	1,695	402	1,064	942	122	33	195	—
Other revenues	618	202	440	238	202	73	103	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$20,072	$6,116	$10,211	$4,836	$5,375	$1,382	$2,559	$—

Gas Utilities and Infrastructure
Residential	$838	$—	$—	$—	$—	$317	$—	$522
Commercial	421	—	—	—	—	113	—	309
Industrial	103	—	—	—	—	19	—	84
Power Generation	—	—	—	—	—	—	—	69
Other revenues	93	—	—	—	—	15	—	32
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,455	$—	$—	$—	$—	$464	$—	$1,016

Other
Revenue from contracts with customers	$24	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$21,551	$6,116	$10,211	$4,836	$5,375	$1,846	$2,559	$1,016

Other revenue sources(a)	$297	$39	$104	$8	$81	$29	$47	$103
Total revenues	$21,848	$6,155	$10,315	$4,844	$5,456	$1,875	$2,606	$1,119
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended September 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at June 30, 2023	$199	$57	$73	$43	$30	$8	$4	$13
Write-Offs	(36)	(14)	(20)	(11)	(8)	—	—	(5)
Credit Loss Expense	23	5	15	2	13	—	1	2
Other Adjustments	17	8	9	10	(1)	—	—	—
Balance at September 30, 2023	$203	$56	$77	$44	$34	$8	$5	$10

Balance at June 30, 2024	$207	$65	$73	$47	$26	$42	$16	$11
Write-Offs	(29)	(13)	(16)	(10)	(6)	—	—	—
Credit Loss Expense	34	15	18	7	11	—	—	1
Other Adjustments	6	3	4	4	—	(1)	—	—
Balance at September 30, 2024	$218	$70	$79	$48	$31	$41	$16	$12

	Nine Months Ended September 30, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(121)	(54)	(60)	(30)	(28)	—	—	(11)
Credit Loss Expense	62	18	33	7	26	2	1	7
Other Adjustments	46	24	23	23	—	—	—	—
Balance at September 30, 2023	$203	$56	$77	$44	$34	$8	$5	$10

Balance at December 31, 2023	$205	$56	$74	$44	$31	$9	$5	$11
Write-Offs	(97)	(41)	(49)	(29)	(20)	—	—	(4)
Credit Loss Expense	79	32	38	17	21	2	2	5
Other Adjustments	31	23	16	16	(1)	30	9	—
Balance at September 30, 2024	$218	$70	$79	$48	$31	$41	$16	$12
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net Income available to Duke Energy common stockholders	$1,226	$1,213	$3,211	$1,744
Less: Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	22	(190)	9	(1,283)
Accumulated preferred stock dividends adjustment	14	12	14	12
Less: Impact of participating securities	2	2	4	4
Income from continuing operations available to Duke Energy common stockholders	$1,216	$1,413	$3,212	$3,035

Income (Loss) from discontinued operations, net of tax	$25	$(152)	$12	$(1,316)
Add: (Income) Loss attributable to NCI	(3)	(38)	(3)	33
Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	$22	$(190)	$9	$(1,283)

Weighted average common shares outstanding – basic	772	771	772	771
Equity forwards	1	—	—	—
Weighted average common shares outstanding – diluted	773	771	772	771
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.57	$1.83	$4.16	$3.94
Income (Loss) Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted(a)	$0.03	$(0.24)	$0.01	$(1.67)
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.045	$1.025	$3.095	$3.035
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$1.078	$1.078
Dividends declared on Series B preferred stock per share(d)	$24.375	$24.375	$48.750	$48.750
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
(d)4.875% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock dividends were payable semiannually in arrears on the 16th day of March and September. The preferred stock was redeemed on September 16, 2024.
Common Stock
In November 2022, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through an at-the-market (ATM) offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2025.
The following table shows ATM equity issuances pursuant to forward contracts executed during the nine months ended September 30, 2024.

Tranche	Shares Priced	Initial Forward Price
1	802,371	$92.77
2	729,674	$101.10
3	737,280	$100.99
4	662,266	$111.45
Total	2,931,591
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
Preferred Stock
On September 16, 2024, Duke Energy redeemed all 1 million outstanding shares of Series B Preferred Stock for a redemption price of $1,000 per share or $1 billion in total. Following the redemption, dividends ceased to accrue on the shares of Series B Preferred Stock, shares of the Series B Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock terminated. In conjunction with the redemption, Duke Energy recorded $16 million in preferred stock redemption costs, calculated as the difference of $11 million between the carrying value on the redemption date of the Series B Preferred Stock and the total amount of consideration paid to redeem, and including the recognition of an excise tax liability under the IRA of $5 million. The preferred stock redemption costs were recorded as a reduction to Retained earnings on Duke Energy Corporations' Condensed Consolidated Balance Sheets during the three months ended September 30, 2024.
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
The following table includes information related to the Duke Energy Registrants' contributions to its qualified defined benefit pension plans.

	Nine Months Ended September 30, 2024 and 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions made:
2024	$100	$26	$23	$14	$9	$5	$8	$3
2023	$100	$26	$22	$13	$9	$5	$8	$3
Duke Energy uses a December 31 measurement date for its qualified non-contributory defined benefit retirement plan assets and obligations. However, because Duke Energy believes it is probable in 2024 that total lump-sum benefit payments for one of its defined benefit retirement plans will exceed the settlement threshold, which is defined as the sum of the service cost and interest cost on projected benefit obligation components of net periodic pension costs, Duke Energy remeasured the plan's assets and plan's projected benefit obligation as of September 30, 2024. The discount rate used for the September 30, 2024 remeasurement was 5.0% and the cash balance interest crediting rate was 4.0%. The interest rate for lump sum and annuity conversions was updated to reflect current market conditions. All other assumptions used for the September 30, 2024, remeasurement were consistent with the measurement as of December 31, 2023.
As a result of the remeasurement, Duke Energy recognized a remeasurement loss of $11 million, of which $10 million was recorded in Regulatory Assets within Other Noncurrent Assets and $1 million was recorded in Accumulated Other Comprehensive Loss within the Condensed Consolidated Balance Sheets as of September 30, 2024. The remeasurement loss, which represents a decrease in funded status of the plan, reflects an increase of $117 million in the fair value of the plan's assets and an increase of $128 million in the plan's projected benefit obligation.
As the result of settlement accounting, Duke Energy recognized settlement charges of $72 million, of which $60 million was recorded to Regulatory Assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets and $12 million was recorded to Other Income and Expenses, net, within the Condensed Consolidated Statement of Operations as of September 30, 2024.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$28	$9	$8	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	82	19	26	12	14	5	6	2
Expected return on plan assets	(154)	(41)	(55)	(25)	(29)	(6)	(10)	(5)
Amortization of actuarial loss	9	2	2	1	1	—	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	—	(1)
Amortization of settlement charges	17	5	7	6	—	2	—	2
Net periodic pension costs	$(21)	$(6)	$(12)	$(1)	$(11)	$2	$(2)	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$28	$9	$9	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	86	21	26	12	14	4	6	2
Expected return on plan assets	(147)	(40)	(50)	(24)	(26)	(6)	(10)	(5)
Amortization of actuarial loss	2	—	1	—	1	—	1	—
Amortization of prior service credit	(3)	—	—	—	—	—	—	(1)
Amortization of settlement charges	5	3	1	1	—	—	—	1
Net periodic pension costs	$(29)	$(7)	$(13)	$(6)	$(8)	$(1)	$(2)	$(2)

	Nine Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$85	$28	$24	$15	$10	$2	$4	$3
Interest cost on projected benefit obligation	247	59	78	36	42	13	19	7
Expected return on plan assets	(462)	(122)	(163)	(75)	(87)	(19)	(31)	(15)
Amortization of actuarial loss	25	6	7	4	3	1	3	2
Amortization of prior service credit	(10)	—	—	—	—	—	(1)	(5)
Amortization of settlement charges	26	9	9	8	1	2	1	4
Net periodic pension costs	$(89)	$(20)	$(45)	$(12)	$(31)	$(1)	$(5)	$(4)

	Nine Months Ended September 30, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$87	$28	$25	$15	$10	$2	$4	$3
Interest cost on projected benefit obligation	258	63	80	37	43	13	20	7
Expected return on plan assets	(441)	(120)	(149)	(70)	(78)	(18)	(30)	(15)
Amortization of actuarial loss	7	1	3	1	2	—	2	—
Amortization of prior service credit	(10)	—	—	—	—	—	(1)	(5)
Amortization of settlement charges	14	7	3	3	1	—	1	3
Net periodic pension costs	$(85)	$(21)	$(38)	$(14)	$(22)	$(3)	$(4)	$(7)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2024, and 2023.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2024, and 2023.
17. INCOME TAXES
On August 16, 2022, the IRA was signed into law. Among other provisions, the IRA created a new, zero-emission nuclear power PTC available for taxpayers beginning January 1, 2024. Through September 30, 2024, Duke Energy Carolinas and Duke Energy Progress have recorded PTC deferred tax assets of approximately $325 million and $59 million, respectively. These amounts represent the estimated net realizable value of the PTCs, which were deferred to a regulatory liability. The Company will continue to assess its calculations and interpretations as new information and guidance becomes available.
The Subsidiary Registrants will work with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. See Note 4 for additional information on Duke Energy Carolinas' approval for a stand-alone rider starting January 1, 2025.
In October 2024, $174 million of tax credits were sold for proceeds approximating carrying value, including $150 million of nuclear power PTCs sold by Duke Energy Carolinas.

FINANCIAL STATEMENTS	INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Duke Energy	11.2%	2.8%	12.5%	9.0%
Duke Energy Carolinas	7.7%	4.9%	9.8%	8.0%
Progress Energy	16.1%	15.7%	16.4%	16.2%
Duke Energy Progress	12.9%	11.8%	14.1%	13.0%
Duke Energy Florida	20.5%	20.8%	19.9%	20.3%
Duke Energy Ohio	11.9%	14.9%	15.8%	15.8%
Duke Energy Indiana	15.7%	18.5%	16.3%	17.8%
Piedmont	29.4%	26.3%	18.4%	17.2%
The increase in the ETR for Duke Energy for the three months ended September 30, 2024, was primarily due to benefits associated with tax efficiency efforts in the prior year and a decrease in the amortization of EDIT. In 2023, the Company evaluated the deductibility of certain items spanning periods open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment in the prior year of approximately $120 million.
The increase in the ETR for Duke Energy for the nine months ended September 30, 2024, was primarily due to benefits associated with tax efficiency efforts in the prior year. In 2023, the Company evaluated the deductibility of certain items spanning periods open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment in the prior year of approximately $120 million.
The increase in the ETR for Duke Energy Carolinas for the three months ended September 30, 2024, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy Carolinas for the nine months ended September 30, 2024, was primarily due to the amortization of EDIT in relation to higher pretax income.
The increase in the ETR for Duke Energy Progress for the three months ended September 30, 2024, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy Progress for the nine months ended September 30, 2024, was primarily due to the amortization of EDIT in relation to higher pretax income.
The decrease in the ETR for Duke Energy Ohio for the three months ending September 30, 2024, was primarily due to the amortization of EDIT in relation to pretax income.
The decrease in the ETR for Duke Energy Indiana for the three and nine months ended September 30, 2024, was primarily due to an increase in the amortization of EDIT.
The increase in the ETR for Piedmont for the three months ending September 30, 2024, was primarily due to the amortization of EDIT in relation to higher pretax losses.
The increase in the ETR for Piedmont for the nine months ending September 30, 2024, was primarily due a decrease in the amortization of EDIT.
18. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, debt and credit facilities and income taxes, see Notes 4, 6 and 17, respectively.

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
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina, and operates in the U.S. primarily through its subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. Duke Energy’s consolidated financial information includes the results of the Subsidiary Registrants, which along with Duke Energy are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2024, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2023.
Executive Overview
Operational Excellence, Safety and Reliability. The reliable and safe operation of our power generating facilities, electric distribution system and natural gas infrastructure in our communities continues to be foundational to serving our customers, our financial results, and our credibility with stakeholders. In recent months, we have responded to several unprecedented and catastrophic weather events across our service territories.
In August 2024, Hurricane Debby made landfall in Florida as a Category 1 storm, impacting the Duke Energy Florida territory as well as the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina and causing approximately 700,000 customer outages. In late September 2024, Hurricane Helene made landfall in Florida as a Category 4 storm and subsequently impacted all of Duke Energy's service territories as the storm moved inland, with the most severe damage occurring in Florida and the Carolinas. Approximately 3.5 million customers were impacted by Hurricane Helene across Duke Energy's system, the largest number of companywide outages from a single event on our system ever reported. Then, in October 2024, Hurricane Milton made landfall in Florida as a Category 3 storm, causing severe damage across our Florida service territory as a result of high winds, rain and flooding and resulting in more than 1 million customer outages.
In such extreme circumstances, our immediate priority is, and always will be, executing the extensive storm preparation and response work to ensure the safe, timely, and efficient restoration of service to impacted customers as quickly as possible. Round-the-clock power restoration efforts continued following the historic damage inflicted by these storms with lineworkers, tree trimmers and removal experts, state department of transportation workers and countless others, working to repair and, in certain areas, completely rebuild, the critical electricity infrastructure that powers and supports the communities we serve. We've also seen the benefits of ongoing grid hardening investments, leveraging self-healing technologies and remote restoration capabilities to automate the rerouting of power, more effectively deploy resources, and reduce the frequency or duration of outages for many of our customers during severe weather events.
We will continue the important work of rebuilding our communities in the weeks and months ahead, including power infrastructure in the hardest-hit areas of our service territories. We also plan to work with our state commissions to appropriately track and recover storm costs under approved regulatory frameworks on a timely basis. We will also remain focused on balancing the bill impacts on our customers from such catastrophic events, including seeking insurance recovery and exploring the potential securitization of related costs in certain jurisdictions, as appropriate. For more information, see "Matters Impacting Future Results," "Liquidity and Capital Resources," and Notes 4 and 6 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Debt and Credit Facilities."
Advancing Our Clean Energy Transition. During the nine months ended September 30, 2024, we continued to execute on our clean energy transition, remaining focused on reliability and affordability while delivering increasingly clean energy and providing strong, sustainable value for shareholders, customers, communities and employees.
•In May 2024, we entered into memorandums of understanding with several large customers, which propose exploring new and innovative approaches to support carbon-free energy generation and serve future energy needs of large businesses in North Carolina and South Carolina through the use of new tariff structures. The proposed Accelerating Clean Energy (ACE) tariff framework includes new, voluntary pricing structures for large commercial and industrial customers, which enable their direct support of carbon-free energy generation investments including facilitating beneficial customer on-site generation and load flexibility programs. The proposed ACE tariffs would be subject to regulatory approvals and include protections for non-participating customers.
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

MD&A	DUKE ENERGY
Regulatory Activity. During the nine months ended September 30, 2024, we continued to move our regulatory strategy forward. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.
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
•Duke Energy Florida filed a three-year rate plan that will begin in January 2025, once its current base rate settlement agreement concludes at the end of 2024, and proposed approximately $4.9 billion in incremental investments to reduce outages, expand solar generation, and increase generation unit efficiency. In August 2024, the FPSC approved our constructive comprehensive settlement with certain parties, allowing us to continue making important investments to reduce outages, shorten response times, meet future energy demands, increase clean, solar generation and explore innovative technologies to generate cost savings for our customers.
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
•Piedmont filed a general rate case with the NCUC, its first base rate case in North Carolina since 2021, reflecting significant investments to support ongoing service reliability, system growth, and compliance with federal pipeline safety regulations in addition to two energy reliability centers in eastern North Carolina. In September 2024, we reached a constructive comprehensive settlement with certain parties. Revised interim rates were effective November 1, 2024, subject to refund and pending NCUC approval of the settlement and a final order.
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
Regulatory Matters
Coal Ash Costs
In April 2024, the EPA issued the 2024 CCR Rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. Duke Energy is participating in legal challenges to the 2024 CCR Rule.
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. The majority of spend is expected to occur over the next 10 years. For more information, see "Other Matters" and Notes 4 and 7 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations."
Fuel Cost Recovery
As a result of rapidly rising commodity costs during 2022, including natural gas, fuel and purchased power prices in excess of amounts included in fuel-related revenues led to an increase in the under collection of fuel costs from customers in jurisdictions including those served by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. These amounts have been deferred in regulatory assets and impacted the cash flows of the registrants, including increased borrowings to temporarily finance related expenditures until recovery. Regulatory filings have been made and approved for recovery of all remaining uncollected 2022 fuel costs. Across all jurisdictions, Duke Energy is currently on pace to recover approximately $1.8 billion of deferred fuel costs in 2024 and we anticipate being in line with our historical average balance of deferred fuel costs by the end of this year.
Storm Cost Recovery
Beginning in the third quarter of 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. Hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Appropriate storm cost recovery mechanisms are in place to track and recover incremental costs from such events. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude has resulted in incremental financing needs until cost recovery occurs and may impact the near-term results of operations, financial position, or cash flows of the impacted registrants. For more information related to storm cost estimates, regulatory asset deferrals, and financing activities, see "Liquidity and Capital Resources" and Notes 4 and 6 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Debt and Credit Facilities."

MD&A	MATTERS IMPACTING FUTURE RESULTS
EPA Regulations of GHG Emissions
In April 2024, the EPA issued a final rule under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Duke Energy is analyzing the potential impacts the rule could have on the Company, which could be material and may influence the timing, nature, and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in legal challenges to the final rule. For more information, see "Other Matters."
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and other developments, including public policy outcomes, that could disrupt or impact the Company's supply chain and, as a result, may impact Duke Energy's execution of its capital plan, future financial results or the achievement of its clean energy goals.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2024. As of this date, all of the Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. While no goodwill impairment charges were recorded in 2024, the potential for deteriorating economic conditions impacting GU&I's future cash flows or equity valuations of peer companies could impact the estimated fair value of GU&I, and goodwill impairment charges could be recorded in the future.
Other
Duke Energy continues to monitor general market conditions, including the potential for interest rate pressures on the Company's cost of capital, which may impact Duke Energy's execution of its capital plan, future financial results, or the achievement of its clean energy goals.
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Regulatory Matters primarily represents impairment charges related to Duke Energy Carolinas' South Carolina rate case order in 2024 and the Duke Energy North Carolina rate case settlement and Duke Energy Progress' North Carolina rate case order in 2023.
•System Post-Implementation Costs represents the net impact of charges related to nonrecurring customer billing adjustments as a result of implementation of a new customer system.
•Preferred Redemption Costs represents charges related to the redemption of Series B Preferred Stock.
Discontinued operations primarily represents the operating results and impairments recognized related to the sale of Duke Energy's Commercial Renewables Disposal Groups.
Three Months Ended September 30, 2024, as compared to September 30, 2023
GAAP reported EPS was $1.60 for the three months ended September 30, 2024, compared to $1.59 for the three months ended September 30, 2023. In addition to the drivers below, GAAP reported EPS increased primarily due to higher impairments on the sale of the Commercial Renewables business in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s third quarter 2024 adjusted EPS was $1.62 compared to $1.94 for the third quarter of 2023. The decrease in adjusted EPS was primarily due to a higher effective tax rate, storm costs, interest expense, and depreciation expense on a growing asset base, partially offset by growth from rate increases and riders.

MD&A	DUKE ENERGY
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2024		2023
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported Earnings Per Share	$1,226	$1.60	$1,213	$1.59
Adjustments:
Regulatory Matters(a)	—	—	84	0.11
System Post-Implementation Costs(b)	16	0.02	—	—
Preferred Redemption Costs(c)	16	0.02	—	—
Discontinued Operations(d)	(22)	(0.03)	190	0.24
Adjusted Earnings/Adjusted EPS	$1,236	$1.62	$1,487	$1.94
Note: Total EPS may not foot due to rounding.
(a)Net of $27 million tax benefit. $95 million recorded within Impairment of assets and other charges and $16 million recorded within Operations, maintenance and other.
(b)Net of $5 million tax benefit. $17 million recorded within Operating Revenues, $1 million recorded within Operations, maintenance and other and $3 million recorded within Other Income and expenses.
(c)Recorded within Preferred Redemption Costs.
(d)Recorded in Income (Loss) from Discontinued Operations, net of tax, and Net Income Attributable to Noncontrolling Interests.
Nine Months Ended September 30, 2024, as compared to September 30, 2023
GAAP Reported EPS was $4.17 for the nine months ended September 30, 2024, compared to $2.27 for the nine months ended September 30, 2023. In addition to the drivers below, GAAP reported EPS increased primarily due to higher impairments on the sale of the Commercial Renewables business in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $4.24 for the nine months ended September 30, 2024, compared to $4.05 for the nine months ended September 30, 2023. The increase in adjusted EPS was primarily due to growth from rate increases and riders, higher sales volumes and favorable weather, partially offset by a higher effective tax rate, interest expense, and depreciation expense on a growing asset base.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2024		2023
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$3,211	$4.17	$1,744	$2.27
Adjustments:
Regulatory Matters(a)	25	0.03	84	0.11
System Post-Implementation Costs(b)	16	0.02	—	—
Preferred Redemption Costs(c)	16	0.02	—	—
Discontinued Operations(d)	(9)	(0.01)	1,283	1.67
Adjusted Earnings/Adjusted EPS	$3,259	$4.24	$3,111	$4.05
Note: Total EPS may not foot due to rounding.
(a)Net of $8 million tax benefit and $27 million tax benefit for the nine months ended September 30, 2024, and 2023, respectively. $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense for the nine months ended September 30, 2024. $95 million recorded within Impairment of assets and other charges and $16 million recorded within Operations, maintenance and other for the nine months ended September 30, 2023.
(b)Net of $5 million tax benefit. $17 million recorded within Operating Revenues, $1 million recorded within Operations, maintenance and other and $3 million recorded within Other Income and expenses.
(c)Recorded within Preferred Redemption Costs.
(d)Recorded in Income (Loss) from Discontinued Operations, net of tax, and Net Income Attributable to Noncontrolling Interests.
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Operating Revenues	$7,852	$7,715	$137	$21,475	$20,363	$1,112
Operating Expenses
Fuel used in electric generation and purchased power	2,664	2,591	73	7,266	7,045	221
Operation, maintenance and other	1,387	1,398	(11)	3,965	4,008	(43)
Depreciation and amortization	1,352	1,209	143	3,823	3,493	330
Property and other taxes	345	392	(47)	1,033	1,077	(44)
Impairment of assets and other charges	(5)	88	(93)	38	100	(62)
Total operating expenses	5,743	5,678	65	16,125	15,723	402
Gains on Sales of Other Assets and Other, net	2	2	—	9	30	(21)
Operating Income	2,111	2,039	72	5,359	4,670	689
Other Income and Expenses, net	129	131	(2)	401	388	13
Interest Expense	514	468	46	1,501	1,364	137
Income Before Income Taxes	1,726	1,702	24	4,259	3,694	565
Income Tax Expense	244	224	20	631	531	100
Less: Income Attributable to Noncontrolling Interest	31	31	—	66	75	(9)
Segment Income	$1,451	$1,447	$4	$3,562	$3,088	$474

Duke Energy Carolinas GWh sales	24,848	24,810	38	69,720	66,367	3,353
Duke Energy Progress GWh sales	19,107	19,704	(597)	52,439	50,503	1,936
Duke Energy Florida GWh sales	13,423	13,665	(242)	34,124	34,055	69
Duke Energy Ohio GWh sales	6,804	6,356	448	18,494	17,694	800
Duke Energy Indiana GWh sales	8,550	8,526	24	23,541	22,803	738
Total Electric Utilities and Infrastructure GWh sales	72,732	73,061	(329)	198,318	191,422	6,896
Net proportional MW capacity in operation				54,416	54,407	9
Three Months Ended September 30, 2024, as compared to September 30, 2023
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions and higher weather-normal retail sales volumes, offset by higher depreciation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $152 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas and Duke Energy Progress and the 2021 Settlement at Duke Energy Florida;
•a $96 million increase in weather-normal retail sales volumes; and
•a $94 million increase in fuel revenues primarily due to net higher fuel cost recovery in the current year.
Partially offset by:
•a $92 million decrease in storm revenues at Duke Energy Florida;
•a $51 million decrease in rider revenues primarily due to a decrease in the return of EDIT to customers at Duke Energy Carolinas;
•a $32 million decrease in retail sales due to unfavorable weather compared to prior year, including the impacts of decoupling; and
•a $12 million decrease in franchise tax revenue primarily due to decreased revenues over prior year at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $143 million increase in depreciation and amortization primarily due to higher depreciable base and higher net amortizations driven by the North Carolina rate cases at Duke Energy Carolinas and Duke Energy Progress and lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida; and
•a $73 million increase in fuel used in electric generation and purchased power due to higher recovery of fuel expense at Duke Energy Carolinas and Duke Energy Progress, partially offset by lower deferred fuel amortization and lower fuel prices and volumes at Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Partially offset by:
•a $93 million decrease in impairments of assets and other charges primarily related to the prior year rate case impacts at Duke Energy Carolinas and Duke Energy Progress;
•a $47 million decrease in property and other taxes due to lower property taxes and lower franchise and gross receipts tax driven by lower revenues at Duke Energy Florida; and
•an $11 million decrease in operation, maintenance and other primarily driven by lower storm amortization at Duke Energy Florida, lower storm and nuclear outage costs at Duke Energy Progress, partially offset by higher storm costs at Duke Energy Carolinas.
Interest Expense. The increase was primarily driven by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and the decrease in the amortization of EDIT. The ETRs for the three months ended September 30, 2024, and 2023, were 14.1% and 13.2%, respectively. The increase in the ETR is primarily due to a decrease in the amortization of EDIT.
Nine Months Ended September 30, 2024, as compared to September 30, 2023
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, improved weather, and higher weather-normal retail sales volumes, partially offset by higher depreciation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $458 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Kentucky and the 2021 Settlement at Duke Energy Florida;
•a $259 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $204 million increase in weather-normal retail sales volumes;
•a $195 million increase in fuel revenues primarily due to net higher fuel cost recovery in the current year;
•a $63 million increase in other revenues for customer programs at Duke Energy Florida; and
•a $50 million increase in rider revenues primarily for the Distribution Capital Investment Rider at Duke Energy Ohio.
Partially offset by:
•a $127 million decrease in storm revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $330 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida and higher depreciable base and higher net amortizations driven by the North Carolina rate cases at Duke Energy Carolinas and Duke Energy Progress; and
•a $221 million increase in fuel used in electric generation and purchased power due to higher recovery of fuel expense at Duke Energy Carolinas and Duke Energy Progress, partially offset by lower deferred fuel amortization and lower fuel prices and volumes at Duke Energy Indiana, Duke Energy Florida and Duke Energy Ohio.
Partially offset by:
•a $62 million decrease in impairment of assets and other charges primarily related to the prior year North Carolina rate case impacts at Duke Energy Carolinas and Duke Energy Progress;
•a $44 million decrease in property and other taxes due to lower property taxes and lower franchise and gross receipts tax driven by lower revenues at Duke Energy Florida; and
•a $43 million decrease in operation, maintenance and other primarily driven by lower storm amortization at Duke Energy Florida and lower outage work at Duke Energy Indiana, partially offset by higher employee-related expenses, higher customer charge-offs and higher storm costs at Duke Energy Carolinas.
Gains on Sales of Other Assets and Other, net. The decrease was primarily due to the sale of the Mint Street parking deck in the prior year at Duke Energy Carolinas.
Interest Expense. The increase was primarily driven by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the nine months ended September 30, 2024, and 2023, were 14.8% and 14.4%, respectively.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Operating Revenues	$332	$313	$19	$1,615	$1,583	$32
Operating Expenses
Cost of natural gas	70	57	13	380	434	(54)
Operation, maintenance and other	113	103	10	359	332	27
Depreciation and amortization	100	88	12	294	257	37
Property and other taxes	36	32	4	120	93	27
Impairment of assets and other charges	—	—	—	—	(4)	4
Total operating expenses	319	280	39	1,153	1,112	41
Losses on Sales of Other Assets and Other, net	—	—	—	—	(1)	1
Operating Income	13	33	(20)	462	470	(8)
Other Income and Expenses, net	15	39	(24)	49	86	(37)
Interest Expense	67	56	11	189	158	31
(Loss) Income Before Income Taxes	(39)	16	(55)	322	398	(76)
Income Tax (Benefit) Expense	(14)	1	(15)	57	71	(14)
Segment (Loss) Income	$(25)	$15	$(40)	$265	$327	$(62)

Piedmont LDC throughput (dekatherms)	162,163,516	143,224,608	18,938,908	453,695,306	426,926,457	26,768,849
Duke Energy Midwest LDC throughput (Mcf)	9,607,415	9,745,709	(138,294)	55,774,760	55,298,840	475,920
Three Months Ended September 30, 2024, as compared to September 30, 2023
GU&I’s results were impacted primarily by higher depreciation and amortization and interest expense, partially offset by higher margin growth. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $5 million increase due to higher base rates, primarily from the Duke Energy Ohio rate case, partially offset by lower rider revenue at Duke Energy Ohio;
•a $4 million increase due to unregulated Renewable Natural Gas (RNG) revenue;
•a $4 million increase due to the North Carolina IMR; and
•a $4 million increase due to Tennessee ARM revenue.
Operating Expenses. The variance was driven primarily by:
•a $13 million increase in cost of natural gas due to higher volumes and higher rates passed through to customers;
•a $12 million increase in depreciation and amortization due to higher depreciable base; and
•a $10 million increase in operations, maintenance and other primarily due to higher employee-related costs, higher operating costs for new RNG projects and higher spend for outside services.
Other Income and Expenses, net. The decrease was primarily due to the revision in the prior year related to the Atlantic Coast Pipeline (ACP) ARO closure cost.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax (Benefit) Expense. The increase in tax benefit was primarily due to a decrease in pretax income. The ETRs for the three months ended September 30, 2024, and 2023, were 35.9% and 6.3%, respectively. The increase in the ETR was primarily due to the amortization of EDIT in relation to pretax losses.
Nine Months Ended September 30, 2024, as compared to September 30, 2023
GU&I’s results were impacted primarily by higher depreciation and amortization, higher interest expense and higher property and other taxes, partially offset by higher margin growth. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Operating Revenues. The variance was driven primarily by:
•a $31 million increase due to higher base rates, primarily from the Duke Energy Ohio rate case, partially offset by lower rider revenue at Duke Energy Ohio;
•a $21 million increase due to Tennessee ARM revenue;
•a $16 million increase due to the North Carolina IMR;
•a $16 million increase due to unregulated RNG revenue; and
•a $10 million increase due to rate stabilization mechanisms in South Carolina.
Partially offset by:
•a $66 million decrease due to lower natural gas costs passed through to customers and lower rates, partially offset by higher volumes.
Operating Expenses. The variance was driven primarily by:
•a $37 million increase in depreciation and amortization due to higher depreciable base, higher depreciation for certain unregulated RNG projects and lower CEP deferrals;
•a $27 million increase in property and other taxes due to a higher base upon which property taxes are levied; and
•a $27 million increase in operations, maintenance and other primarily due to higher operating costs for new RNG projects, higher employee-related costs, higher IT project costs and higher spend for outside services.
Partially offset by:
•a $54 million decrease in cost of natural gas due to lower natural gas costs passed through to customers and lower rates, partially offset by higher volumes.
Other Income and Expenses, Net. The decrease was primarily due to the revision in the prior year related to the ACP ARO closure cost and lower revenue in the current year at SustainRNG.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax (Benefit) Expense. The decrease in tax expense was primarily due to a decrease in pretax income. The ETRs for the nine months ended September 30, 2024, and 2023, were 17.7% and 17.8%, respectively.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Operating Revenues	$42	$33	$9	$120	$98	$22
Operating Expenses	31	4	27	157	53	104
Gains on Sales of Other Assets and Other, net	5	5	—	16	16	—
Operating Income (Loss)	16	34	(18)	(21)	61	(82)
Other Income and Expenses, net	72	47	25	218	168	50
Interest Expense	321	283	38	921	810	111
Loss Before Income Taxes	(233)	(202)	(31)	(724)	(581)	(143)
Income Tax Benefit	(66)	(182)	116	(207)	(285)	78
Less: Preferred Dividends	39	39	—	92	92	—
Less: Preferred Redemption Costs	16	—	16	16	—	16
Net Loss	$(222)	$(59)	$(163)	$(625)	$(388)	$(237)
Three Months Ended September 30, 2024, as compared to September 30, 2023
Other's results were impacted by a favorable prior year adjustment related to certain allowable tax deductions and higher interest expense driven by higher outstanding long-term debt balances and interest rates.
Operating Expenses. The increase was driven by franchise tax benefits recognized in the prior year.
Other Income and Expenses, net. The variance was primarily due to higher return on investments that fund certain employee benefit obligations and higher yields on captive insurance investments, partially offset by lower equity earnings from the NMC investment.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances and interest rates.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Income Tax Benefit. The decrease in the tax benefit was primarily due to the benefits associated with the tax efficiency efforts in the prior year. The ETRs for the three months ended September 30, 2024, and 2023, were 28.3% and 90.1%, respectively. The decrease in the ETR was primarily due to benefits associated with tax efficiency efforts in the prior year. In 2023, the Company evaluated the deductibility of certain items spanning periods open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment in the prior year of approximately $120 million.
Preferred Redemption Costs. The increase was due to the redemption of the Company’s Series B Preferred Stock.
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Other's results were impacted by higher interest expense driven by higher outstanding long-term debt balances and interest rates and decreases in the income tax benefit and franchise tax benefits.
Operating Revenues. The increase was primarily driven by favorable premiums related to captive insurance.
Operating Expenses. The increase was driven by franchise tax benefits recognized in the prior year, higher claim reserves related to captive insurance, contributions to the Duke Energy Foundation and increased expense on certain employee benefit obligations in the current year.
Other Income and Expenses, net. The variance was primarily due to higher return on investments that fund certain employee benefit obligations and higher yields on captive insurance investments.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances and interest rates.
Income Tax Benefit. The decrease in the tax benefit was primarily due to the benefits associated with tax efficiency efforts in the prior year, partially offset by an increase in pretax losses. The ETRs for the nine months ended September 30, 2024, and 2023, were 28.6% and 49.1%, respectively. The decrease in the ETR was primarily due to benefits associated with tax efficiency efforts in the prior year. In 2023, the Company evaluated the deductibility of certain items spanning periods open under federal statute, including items related to interest on company-owned life insurance. As a result of this analysis, the Company recorded a favorable adjustment in the prior year of approximately $120 million.
Preferred Redemption Costs. The increase was due to the redemption of the Company’s Series B Preferred Stock.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Income (Loss) From Discontinued Operations, net of tax	$25	$(152)	$177	$12	$(1,316)	$1,328
Three Months Ended September 30, 2024, as compared to September 30, 2023
The variance was primarily driven by impairments on the sale of the Commercial Renewables business recorded in the prior year.
Nine Months Ended September 30, 2024, as compared to September 30, 2023
The variance was primarily driven by impairments on the sale of the Commercial Renewables business recorded in the prior year.
DUKE ENERGY CAROLINAS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Operating Revenues	$7,411	$6,155	$1,256
Operating Expenses
Fuel used in electric generation and purchased power	2,531	1,823	708
Operation, maintenance and other	1,358	1,285	73
Depreciation and amortization	1,306	1,186	120
Property and other taxes	271	276	(5)
Impairment of assets and other charges	32	70	(38)
Total operating expenses	5,498	4,640	858
Gains on Sales of Other Assets and Other, net	1	26	(25)
Operating Income	1,914	1,541	373
Other Income and Expenses, net	181	181	—
Interest Expense	537	504	33
Income Before Income Taxes	1,558	1,218	340
Income Tax Expense	153	97	56
Net Income	$1,405	$1,121	$284

MD&A	DUKE ENERGY CAROLINAS
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	5.8%
General service sales	4.0%
Industrial sales	(0.2)%
Wholesale power sales	14.1%
Joint dispatch sales	2.3%
Total sales	5.1%
Average number of customers	2.2%
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $688 million increase in fuel revenues due to higher fuel rates and volumes;
•a $277 million increase due to higher pricing from the North Carolina and South Carolina rate cases;
•a $129 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $93 million increase in weather-normal retail sales volumes; and
•a $27 million increase in wholesale power revenues primarily due to higher contractual demand and sales.
Operating Expenses. The variance was driven primarily by:
•a $708 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expense, and higher volumes, partially offset by lower natural gas prices;
•a $120 million increase in depreciation and amortization primarily due to higher depreciable base and higher net amortizations driven by the North Carolina rate case; and
•a $73 million increase in operation, maintenance and other primarily due to higher employee-related expenses, higher customer charge-offs and higher storm costs.
Partially offset by:
•a $38 million decrease in impairment of assets and other charges primarily related to the prior year North Carolina rate case order and the current year South Carolina rate case order.
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

MD&A	PROGRESS ENERGY
PROGRESS ENERGY
Results of Operations

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Operating Revenues	$10,445	$10,315	$130
Operating Expenses
Fuel used in electric generation and purchased power	3,729	3,902	(173)
Operation, maintenance and other	1,869	1,963	(94)
Depreciation and amortization	1,795	1,609	186
Property and other taxes	494	546	(52)
Impairment of assets and other charges	6	29	(23)
Total operating expenses	7,893	8,049	(156)
Gains on Sales of Other Assets and Other, net	20	20	—
Operating Income	2,572	2,286	286
Other Income and Expenses, net	178	146	32
Interest Expense	796	706	90
Income Before Income Taxes	1,954	1,726	228
Income Tax Expense	320	280	40
Net Income	$1,634	$1,446	$188
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $150 million increase due to higher pricing from the North Carolina and South Carolina rate cases at Duke Energy Progress and the 2021 Settlement at Duke Energy Florida;
•a $99 million increase in weather-normal retail sales volumes at Duke Energy Progress;
•an $86 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling, at Duke Energy Progress and Duke Energy Florida;
•a $63 million increase in Clean Energy Connection subscription revenues, higher residential fixed bill program revenues and higher transmission revenues at Duke Energy Florida;
•a $42 million increase in rider revenues primarily due to higher rates for the Storm Protection Plan at Duke Energy Florida; and
•a $12 million increase in wholesale revenues, net of fuel, due to higher sales volumes and capacity rates at Duke Energy Progress.
Partially offset by:
•a $159 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates billed to retail customers at Duke Energy Florida, partially offset by an increase in fuel rates and volumes at Duke Energy Progress;
•a $127 million decrease in storm revenues at Duke Energy Florida; and
•a $25 million decrease in franchise tax revenue primarily due to decreased revenues over prior year at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $173 million decrease in fuel used in electric generation and purchased power primarily due to a decrease in purchased power costs driven by expiration of contracts in current year, lower fuel costs driven by lower natural gas prices and a decrease due to fuel cost recovery at Duke Energy Florida, partially offset by higher volumes and recovery of fuel expenses at Duke Energy Progress;
•a $94 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida;
•a $52 million decrease in property and other taxes primarily due to lower property taxes and lower franchise and gross receipts tax driven by lower revenues at Duke Energy Florida; and
•a $23 million decrease in impairment of assets and other charges due to prior year rate case impacts at Duke Energy Progress.
Partially offset by:
•a $186 million increase in depreciation and amortization due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida and higher net amortizations driven by the North Carolina rate case and higher depreciable base at Duke Energy Progress.

MD&A	PROGRESS ENERGY
Other Income and Expenses, net. The increase was primarily driven by miscellaneous income and AFUDC equity due to higher AFUDC base compared to prior year at Duke Energy Progress and other post-employment benefit activity at Duke Energy Florida.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates at Duke Energy Progress.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in PTCs.
DUKE ENERGY PROGRESS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Operating Revenues	$5,338	$4,844	$494
Operating Expenses
Fuel used in electric generation and purchased power	1,896	1,685	211
Operation, maintenance and other	1,077	1,051	26
Depreciation and amortization	999	935	64
Property and other taxes	144	143	1
Impairment of assets and other charges	6	31	(25)
Total operating expenses	4,122	3,845	277
Gains on Sales of Other Assets and Other, net	2	2	—
Operating Income	1,218	1,001	217
Other Income and Expenses, net	107	92	15
Interest Expense	370	315	55
Income Before Income Taxes	955	778	177
Income Tax Expense	135	101	34
Net Income	$820	$677	$143
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2024
Residential sales	4.4%
General service sales	3.6%
Industrial sales	(3.5)%
Wholesale power sales	4.3%
Joint dispatch sales	4.8%
Total sales	3.8%
Average number of customers	2.1%
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $227 million increase in fuel revenues due to higher fuel rates and volumes;
•a $99 million increase in weather-normal retail sales volumes;
•a $96 million increase due to higher pricing from the North Carolina and South Carolina rate cases;
•a $74 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling; and
•a $12 million increase in wholesale revenues, net of fuel, due to higher sales volumes and capacity rates.
Operating Expenses. The variance was driven primarily by:
•a $211 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expenses and higher volumes, partially offset by lower natural gas prices;
•a $64 million increase in depreciation and amortization primarily due to higher net amortizations driven by the North Carolina rate case and higher depreciable base; and
•a $26 million increase in operation, maintenance and other primarily due to higher storm costs and higher employee-related expenses, partially offset by lower project costs.

MD&A	DUKE ENERGY PROGRESS
Partially offset by:
•a $25 million decrease in impairment of assets and other charges primarily due to prior year rate case impacts.
Other Income and Expenses, net. The increase was driven primarily by miscellaneous income and AFUDC equity due to higher AFUDC base compared to prior year.
Interest Expense. The increase was driven primarily by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY FLORIDA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Operating Revenues	$5,092	$5,456	$(364)
Operating Expenses
Fuel used in electric generation and purchased power	1,833	2,218	(385)
Operation, maintenance and other	779	898	(119)
Depreciation and amortization	796	674	122
Property and other taxes	350	403	(53)
Impairment of assets and other charges	—	(1)	1
Total operating expenses	3,758	4,192	(434)
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	1,336	1,265	71
Other Income and Expenses, net	67	56	11
Interest Expense	339	305	34
Income Before Income Taxes	1,064	1,016	48
Income Tax Expense	212	206	6
Net Income	$852	$810	$42
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

Increase (Decrease) over prior period	2024
Residential sales	—%
General service sales	0.7%
Industrial sales	(1.1)%
Wholesale power sales	(6.1)%
Total sales	0.2%
Average number of customers	2.2%
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $385 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates;
•a $127 million decrease in storm revenues; and
•a $25 million decrease in franchise tax revenue primarily due to decreased revenues over prior year.
Partially offset by:
•a $63 million increase in higher transmission revenues, higher Clean Energy Connection subscription revenues and higher residential fixed bill program revenues;
•a $54 million increase due to higher pricing from the 2021 Settlement;
•a $42 million increase in rider revenues primarily due to higher rates for the Storm Protection Plan, Energy Conservation Cost Recovery and Environmental Cost Recovery; and
•a $12 million increase in retail sales due to improved weather compared to prior year.

MD&A	DUKE ENERGY FLORIDA
Operating Expenses. The variance was driven primarily by:
•a $385 million decrease in fuel used in electric generation and purchased power primarily due to lower purchased power costs driven by the expiration of contracts in the current year and lower fuel costs driven by lower natural gas prices and fuel cost recovery;
•a $119 million decrease in operation, maintenance and other primarily due to lower storm amortization; and
•a $53 million decrease in property and other taxes primarily due to lower property taxes and lower franchise and gross receipts tax driven by lower revenues.
Partially offset by:
•a $122 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base.
Other Income and Expenses, net. The increase was primarily driven by other post-employment benefit activity.
Interest Expense. The increase was primarily driven by lower interest credits on recovery clauses due to lower deferred balances, higher outstanding debt balances and interest rates, partially offset by lower intercompany interest income.
DUKE ENERGY OHIO
Results of Operations

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Operating Revenues
Regulated electric	$1,431	$1,411	$20
Regulated natural gas	460	464	(4)
Total operating revenues	1,891	1,875	16
Operating Expenses
Fuel used in electric generation and purchased power	416	485	(69)
Cost of natural gas	100	118	(18)
Operation, maintenance and other	378	358	20
Depreciation and amortization	297	266	31
Property and other taxes	303	258	45
Total operating expenses	1,494	1,485	9
Operating Income	397	390	7
Other Income and Expenses, net	12	33	(21)
Interest Expense	144	125	19
Income Before Income Taxes	265	298	(33)
Income Tax Expense	42	47	(5)
Net Income	$223	$251	$(28)
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2024	2024
Residential sales	4.8%	(0.9)%
General service sales	4.7%	(0.8)%
Industrial sales	(5.9)%	18.7%
Wholesale electric power sales	50.8%	n/a
Other natural gas sales	n/a	(0.9)%
Total sales	4.5%	0.9%
Average number of customers	1.1%	0.9%

MD&A	DUKE ENERGY OHIO
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $35 million increase in retail revenue riders primarily due to the Distribution Capital Investment Rider, Distribution Storm Rider and Uncollectible Expense Rider, partially offset by a decrease in the Energy Efficiency Rider;
•a $31 million increase due to higher pricing from the Duke Energy Ohio natural gas rate case, net of decreases in the Ohio CEP rider and Accelerated Main Replacement Program Rider;
•a $31 million increase due to higher pricing from the Duke Energy Kentucky electric rate case;
•a $30 million increase in revenues related to higher Ohio Valley Electric Corporation (OVEC) rider collections and OVEC sales into PJM Interconnection, LLC;
•a $16 million increase due to improved weather compared to prior year; and
•a $14 million increase in transmission revenue.
Partially offset by:
•a $147 million decrease in fuel-related revenues primarily due to lower full-service retail sales volumes, as well as decreased natural gas costs.
Operating Expenses. The variance was driven primarily by:
•a $45 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied, partially offset by lower franchise taxes;
•a $31 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the Duke Energy Kentucky electric rate case implemented in 2023 and CEP deferrals in 2024; and
•a $20 million increase in operation, maintenance and other primarily due to higher employee-related expenses and storm costs.
Partially offset by:
•an $87 million decrease in fuel expense primarily driven by lower retail prices for natural gas and purchased power and a decrease in purchased power volumes.
Other Income and Expenses, net. The decrease was primarily driven by lower intercompany interest income.
Interest Expense. The increase was primarily driven by higher outstanding debt balances and interest rates.
DUKE ENERGY INDIANA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Operating Revenues	$2,342	$2,606	$(264)
Operating Expenses
Fuel used in electric generation and purchased power	761	980	(219)
Operation, maintenance and other	510	524	(14)
Depreciation and amortization	507	500	7
Property and other taxes	37	42	(5)
Total operating expenses	1,815	2,046	(231)
Operating Income	527	560	(33)
Other Income and Expenses, net	44	58	(14)
Interest Expense	173	157	16
Income Before Income Taxes	398	461	(63)
Income Tax Expense	65	82	(17)
Net Income	$333	$379	$(46)

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	4.5%
General service sales	2.1%
Industrial sales	(0.4)%
Wholesale power sales	(1.9)%
Total sales	3.2%
Average number of customers	1.7%
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $233 million decrease in retail fuel revenues primarily due to lower fuel rates; and
•a $44 million decrease in wholesale revenues, including fuel, primarily due to the expiration of wholesale customer contracts.
Partially offset by:
•a $16 million increase in retail sales due to improved weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $219 million decrease in fuel used in electric generation and purchased power primarily due to lower deferred fuel amortization as well as lower purchased power expense and natural gas costs, partially offset by higher coal costs; and
•a $14 million decrease in operation, maintenance and other primarily due to lower outage costs.
Other Income and Expenses, net. The decrease was primarily due to lower intercompany interest income.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income.
PIEDMONT
Results of Operations

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Operating Revenues	$1,139	$1,119	$20
Operating Expenses
Cost of natural gas	280	316	(36)
Operation, maintenance and other	267	248	19
Depreciation and amortization	191	175	16
Property and other taxes	47	46	1
Impairment of assets and other charges	—	(4)	4
Total operating expenses	785	781	4
Operating Income	354	338	16
Other Income and Expenses, net	48	49	(1)
Interest Expense	135	120	15
Income Before Income Taxes	267	267	—
Income Tax Expense	49	46	3
Net Income	$218	$221	$(3)

MD&A	PIEDMONT
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential deliveries	12.0%
Commercial deliveries	10.3%
Industrial deliveries	0.6%
Power generation deliveries	6.7%
For resale	(0.1)%
Total throughput deliveries	6.3%
Secondary market volumes	(8.9)%
Average number of customers	1.6%
Nine Months Ended September 30, 2024, as compared to September 30, 2023
Operating Revenues. The variance was driven primarily by:
•a $21 million increase due to Tennessee ARM;
•a $16 million increase due to North Carolina IMR;
•a $10 million increase due to rate stabilization mechanisms in South Carolina; and
•a $9 million increase due to customer growth.
Partially offset by:
• a $36 million decrease due to lower natural gas costs passed through to customers and lower rates, partially offset by higher volumes.
Operating Expenses. The variance was driven primarily by:
• a $19 million increase in operations, maintenance and other primarily due to higher employee-related costs, outside services, and service company costs; and
•a $16 million increase in depreciation and amortization due to higher depreciable base.
Partially offset by:
•a $36 million decrease in cost of natural gas due to lower natural gas costs passed through to customers and lower rates, partially offset by higher volumes.
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
In 2024, Duke Energy executed several equity forward sales agreements as part of the ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2024. See Note 15 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details. Also in 2024, Duke Energy Carolinas and Duke Energy Progress began recording nuclear PTC deferred tax assets related to the IRA and began monetizing the PTCs in the transferability markets established by the IRA beginning in October 2024. Duke Energy Carolinas and Duke Energy Progress will work with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. See Note 17 to the Condensed Consolidated Financial Statements, “Income Taxes,” for further information.
As of September 30, 2024, Duke Energy had $376 million of cash on hand and $5.4 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
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

MD&A	LIQUIDITY AND CAPITAL RESOURCES
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
Beginning in the third quarter of 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. As discussed in Note 4, to the Condensed Consolidated Financial Statements, "Regulatory Matters," hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude has resulted in incremental financing needs until cost recovery occurs. See "Matters Impacting Future Results" for further details and Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding Duke Energy's debt issuances and maturities, available credit facilities including the Master Credit Facility, and term loans executed in response to these major storm events.
See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for the timing and use of proceeds from the sale of certain Commercial Renewables assets to affiliates of Brookfield.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$8,951	$7,309
Investing activities	(9,851)	(9,751)
Financing activities	990	2,413
Net increase (decrease) in cash, cash equivalents and restricted cash	90	(29)
Cash, cash equivalents and restricted cash at beginning of period	357	603
Cash, cash equivalents and restricted cash at end of period	$447	$574
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Variance
Net income	$3,387	$1,878	$1,509
Non-cash adjustments to net income	4,943	5,887	(944)
Contributions to qualified pension plans	(100)	(100)	—
Payments for asset retirement obligations	(417)	(423)	6
Working capital	763	(792)	1,555
Other assets and Other liabilities	375	859	(484)
Net cash provided by operating activities	$8,951	$7,309	$1,642
The variance is primarily driven by:
•a $1,071 million decrease in net working capital and other assets and liabilities amounts, primarily due to the recovery of deferred fuel costs and the timing of accruals and payments; and
•a $565 million increase in net income, after adjustment for non-cash items, primarily due to growth from rate increases and riders, higher sales volumes and favorable weather, partially offset by higher interest expense and a higher effective tax rate.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Variance
Capital, investment and acquisition expenditures	$(9,199)	$(9,340)	$141
Other investing items	(652)	(411)	(241)
Net cash used in investing activities	$(9,851)	$(9,751)	$(100)
The variance is primarily due to higher costs of removal in the current year and net proceeds received in the prior year related to the sale of certain assets, partially offset by lower capital expenditures in the current year due to the prior year sale of the Commercial Renewables business.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Variance
Issuances of long-term debt, net	$4,927	$5,607	$(680)
Redemption of preferred stock	(1,000)	—	(1,000)
Notes payable, commercial paper and other short-term borrowings	(515)	(939)	424
Dividends paid	(2,411)	(2,438)	27
Contributions from noncontrolling interests	47	278	(231)
Other financing items	(58)	(95)	37
Net cash provided by financing activities	$990	$2,413	$(1,423)
The variance is primarily due to:
•a $1 billion decrease due to the redemption of Series B preferred stock in the current year;
•a $680 million decrease in proceeds from net issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt; and
•a $231 million decrease in contributions from noncontrolling interests, primarily due to the prior year sale of the Commercial Renewables business.
Partially offset by:
•a $424 million increase in net borrowings from notes payable and commercial paper.
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
In April 2024, the EPA issued the 2024 CCR Rule under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The final rule also imposes a subset of the 2015 CCR Rule’s requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on previously unregulated coal ash sources at regulated facilities (CCR Management Units). CCR Management Units may include surface impoundments and landfills that closed prior to the effective date of the 2015 CCR Rule, inactive CCR landfills, and other areas where CCR is managed directly on the land at Duke Energy facilities. Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit on August 6, 2024. For more information, see Note 7 to the Condensed Consolidated Financial Statements, "Asset Retirement Obligations."

MD&A	OTHER MATTERS
In April 2024, the EPA issued a final rule under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units (EGUs). EPA Rule 111 requires existing coal-fired power plants expected to operate in 2039 and beyond to reduce GHG emissions by 90% through the use of carbon capture and sequestration starting in 2032, subject to certain modifications for coal plants that retire sooner and co-fire natural gas. EPA Rule 111 also establishes GHG emissions reduction standards for new natural gas-fired EGUs, subject to carve-outs for smaller peaking units that fill gaps that cannot be met with renewables or storage. The EPA did not finalize emission guidelines for GHG emissions from existing fossil fuel-fired stationary combustion turbines and intends to address these in a future rulemaking. Duke Energy is analyzing the potential impacts the rule could have on the Company, which could be material and may influence the timing, nature, and magnitude of future generation investments in our service territories. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of Electric Generators for a Sensible Transition, a coalition of similarly affected utilities, and as a member of a utility trade group. The litigation is currently pending in the United States Court of Appeals for the D.C. Circuit.
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations.
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
In November 2023, Duke Energy Carolinas and Duke Energy Progress provided notice to the NCUC and PSCSC of a substantially increased load forecast resulting from increased economic development in the Carolinas occurring since the systemwide Plan was prepared. The companies filed supplemental modeling and analysis with the NCUC and PSCSC in January 2024, demonstrating the need for additional resources beyond the set of resources identified by the companies in their initial plan.
In July 2024, Duke Energy Carolinas and Duke Energy Progress reached a broad settlement with the Public Staff of the NCUC, Walmart, and the Carolinas Clean Energy Business Association on the Plan, agreeing it is reasonable to use Portfolio 3 as the reference portfolio for planning purposes. Among other things, the settlement confirms a set of near-term activities, including development and procurement activities for solar, battery storage, onshore wind, and certain natural gas generation assets, as well as certain limited actions exploring initial development activities related to advanced nuclear, offshore wind, and to advance the potential for 1,834 MW of pumped storage hydro at the Bad Creek II facility by 2034. The NCUC conducted evidentiary hearings in July and August 2024 and issued an order accepting the settlement and providing further direction in November 2024. The order continues to emphasize the critical importance of reliability and maintaining affordability, while taking balanced actions to meet forecasted load growth.
The PSCSC held its hearings in September 2024 and in November 2024 voted to approve the Plan and directed Duke Energy Carolinas and Duke Energy Progress to work with the South Carolina Office of Regulatory Staff to provide alternative modeling around EPA Rule 111 compliance in a subsequent Carolinas Resource Plan filing.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Duke Energy Registrants’ financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023.
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
During 2015, EPA regulations were enacted related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under the RCRA and apply to electric generating sites with new and existing landfills and, new and existing surface impoundments, and establish requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring, protection and remedial procedures and other operational and reporting procedures for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments will continue to be regulated by existing state laws, regulations and permits, as well as additional legal requirements that may be imposed in the future, such as the settlement reached with the NCDEQ to excavate seven of the nine remaining coal ash basins in North Carolina, and partially excavate the remaining two, and the EPA's January 11, 2022, issuance of a letter interpreting the CCR Rule, including its applicability and closure provisions. Most recently, in April 2024, the EPA issued its final Legacy Surface Impoundment Rule, which significantly expands the scope of the 2015 CCR Rule to apply to legacy CCR surface impoundments (inactive impoundments at retired facilities) and CCR management units (previously unregulated coal ash sources at regulated facilities). These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, including increased operating and maintenance costs, which could affect the results of operations, financial position and cash flows of the Duke Energy Registrants. The Duke Energy Registrants will continue to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of reasonable and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for and amount of recovery of such costs could have a material adverse impact on Duke Energy's cash flows.
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

OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Fourteenth Supplemental Indenture, dated as of August 14, 2024, between the registrant and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. and form of global notes (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 14, 2024, File No. 1-6196).
X
4.2
Thirty-fourth Supplemental Indenture, dated as of August 22, 2024, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global debenture included therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 22, 2024, File No. 1-32853).
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

Date:	November 7, 2024	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2024	/s/ CYNTHIA S. LEE
Cynthia S. Lee Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)