Form 10-K
period 2024-12-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2025-02-27
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2024.		$77,292,284,116
Number of Shares of Common Stock Outstanding at January 31, 2025
Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	776,461,008
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2025 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11 and 13 hereof.
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

TABLE OF CONTENTS
TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2024

FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions and can often be identified by terms and phrases that include “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook” or other similar terminology. Various factors may cause actual results to be materially different than the suggested outcomes within forward-looking statements; accordingly, there is no assurance that such results will be realized. These factors include, but are not limited to:
◦The ability to implement our business strategy, including meeting forecasted load growth demand, grid and fleet modernization objectives, and our carbon emission reduction goals, while balancing customer reliability and affordability;
◦State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements and/or uncertainty of applicability or changes to such legislative and regulatory initiatives, including those related to climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;
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
◦The impact of extraordinary external events, such as a global pandemic or military conflict, and their collateral consequences, including the disruption of global supply chains or the economic activity in our service territories;
◦Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
◦Industrial, commercial and residential decline in service territories or customer bases resulting from sustained downturns of the economy, storm damage, reduced customer usage due to cost pressures from inflation, tariffs, or fuel costs, worsening economic health of our service territories, reductions in customer usage patterns, or lower than anticipated load growth, particularly if usage of electricity by data centers is less than currently projected, energy efficiency efforts, natural gas building and appliance electrification, and use of alternative energy sources, such as self-generation and distributed generation technologies;
◦Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures, natural gas electrification, and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could result in a reduced number of customers, excess generation resources as well as stranded costs;
◦Advancements in technology, including artificial intelligence;
◦Additional competition in electric and natural gas markets and continued industry consolidation;
◦The influence of weather and other natural phenomena on operations, financial position, and cash flows, including the economic, operational and other effects of severe storms, hurricanes, droughts, earthquakes and tornadoes, including extreme weather associated with climate change;
◦Changing or conflicting investor, customer and other stakeholder expectations and demands, particularly regarding environmental, social and governance matters and costs related thereto;
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
◦The timing and extent of changes in commodity prices, including any impact from increased tariffs and interest rates, and the ability to timely recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;
◦The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, compliance with debt covenants and conditions, an individual utility’s generation portfolio, and general market and economic conditions;
◦Credit ratings of the Duke Energy Registrants may be different from what is expected;

FORWARD LOOKING STATEMENTS
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
◦The impacts from potential impairments of goodwill or investment carrying values;
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

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024 under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion and Duke Energy

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AOCI	Accumulated Other Comprehensive Income (Loss)

ArcLight	ArcLight Capital Partners, LLC

ARO	Asset Retirement Obligation

ARM	Annual Review Mechanism

ATM	At-the-market

Audit Committee	Audit Committee of the Board of Directors

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Brookfield	Brookfield Renewable Partners L.P.

Brunswick	Brunswick Nuclear Plant

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

CEP	Capital Expenditure Program

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Citrus County CC	Citrus County Combined Cycle Facility

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups
Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COR	Costs of Removal

COVID-19	Coronavirus Disease 2019

CPCN	Certificate of Public Convenience and Necessity

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

DATC	Duke-American Transmission Company, LLC

DECON	A method of decommissioning in which structures, systems, and components that contain radioactive contamination are removed from a site and safely disposed at a commercially operated low-level waste disposal facility, or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation

DEFR	Duke Energy Florida Receivables, LLC

GLOSSARY OF TERMS

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Dominion	Dominion Energy, Inc.

Dth	Dekatherms

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

East Bend	East Bend Generating Station

EDIT	Excess deferred income tax

EE	Energy efficiency

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

Form S-3	Registration statement

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair Value Through Net Income

GAAP	Generally Accepted Accounting Principles in the United States

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation common stockholders

GAAP Reported EPS	Basic EPS Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GIC	GIC Private Limited

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hour

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMPA	Indiana Municipal Power Agency

IMR	Integrity Management Rider

IRA	Inflation Reduction Act

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISO	Independent System Operator

ITC	Investment Tax Credit

GLOSSARY OF TERMS

IURC	Indiana Utility Regulatory Commission

Investment Trusts	Grantor trusts of Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana

JDA	Joint Dispatch Agreement

KO Transmission	KO Transmission Company

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

McGuire	McGuire Nuclear Station

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plans

NCDEQ	North Carolina Department of Environmental Quality

NCEMC	North Carolina Electric Membership Corporation

NCI	Noncontrolling Interests

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NMC	National Methanol Company

NOL	Net operating loss

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NYSE	New York Stock Exchange

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

PGA	Purchased Gas Adjustments

PHMSA	Pipeline and Hazardous Materials Safety Administration

Piedmont	Piedmont Natural Gas Company, Inc.

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PISCC	Post-in-service carrying costs

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

QF	Qualifying Facility

RCRA	The Resource Conservation and Recovery Act, a federal law that governs the disposal of hazardous and solid waste in the United States.

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

Robinson	Robinson Nuclear Plant

GLOSSARY OF TERMS

ROE	Return of equity

ROU	Right-of-use

RSU	Restricted Stock Unit

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

SAFSTOR	A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SEC	Securities and Exchange Commission

SPP	Storm Protection Plan

S&P	Standard & Poor’s Rating Services

State utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

the Tax Act	Tax Cuts and Jobs Act

TPUC	Tennessee Public Utility Commission

TSR	Total shareholder return

U.S.	United States

VIE	Variable Interest Entity

W.S. Lee CC	William States Lee Combined Cycle Facility

WVPA	Wabash Valley Power Association, Inc.

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
ELECTRIC UTILITIES AND INFRASTRUCTURE
EU&I conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. EU&I provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 8.6 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 90,000 square miles across six states with a total estimated population of 27 million. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities.
During 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction was completed following two closings. Additionally, in November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to EU&I. Duke Energy entered into purchase and sale agreements with affiliates of Brookfield for the sale of the utility-scale solar and wind group in June 2023 and with affiliates of ArcLight for the distributed generation group in July 2023. Both transactions closed in October 2023 and the sale of the remaining assets was concluded in January 2025. See Note 2 to the Consolidated Financial Statements, “Dispositions," for additional information.
Duke Energy owns a 50% interest in DATC. DATC owns 100% interest in DATC Path 15 Transmission LLC, which owns transmission rights in North America. In January 2025, Duke Energy entered into an agreement to sell its indirect 50% ownership interest in DATC Path 15 Transmission LLC. In November 2024, Duke Energy sold its 50% ownership interest in Pioneer. See Note 13 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates” for further information.
The following map shows the service territory for EU&I as of December 31, 2024.

BUSINESS

Duke Energy Electric Service Territories

Service Territory
Counties Served
Electric Business

DUKE ENERGY

BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183097 10/18

The electric operations and investments in projects are subject to the rules and regulations of the FERC, the NRC, the NCUC, the PSCSC, the FPSC, the IURC, the PUCO and the KPSC.
The following table represents the distribution of GWh billed sales by customer class for the year ended December 31, 2024.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	33%	27%	50%	37%	29%
Commercial	33%	22%	36%	39%	26%
Industrial	22%	14%	7%	22%	30%
Total retail sales	88%	63%	93%	98%	85%
Wholesale and other sales	12%	37%	7%	2%	15%
Total sales	100%	100%	100%	100%	100%
The number of retail customers within the EU&I service territory is expected to increase over time. Weather-normal sales volumes have shown growth in 2024 compared to 2023 due primarily to strong residential customer growth and strength in the commercial sector including data center usage. Industrial sales remained soft due to overall weakness across the class, including some manufacturing plant closings in certain jurisdictions, impacts of continued high interest rates, and difficulty hiring qualified labor. The impact on customers' usage of electricity from these factors and other potential economic dynamics continues to be monitored. Over a longer time frame, it is expected that the continued adoption of more efficient housing and appliances will have a negative impact on average usage per residential customer; however, decoupled rates in North Carolina and various rate design mechanisms in other jurisdictions partially mitigate the impact of the declining usage per customer on overall profitability. Commercial and industrial sales volumes are expected to grow over this longer time frame as sales benefit from a robust economic development portfolio.
Seasonality and the Impact of Weather
Revenues and costs are influenced by seasonal weather patterns. Peak sales of electricity occur during the summer and winter months, which results in higher revenue and cash flows during these periods. By contrast, lower sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance. Residential and commercial customers are typically more impacted by weather than industrial customers, although decoupling mechanisms in certain jurisdictions may mitigate some of the weather impacts. Estimated weather impacts are based on actual current period weather compared to normal weather conditions. Normal weather conditions are defined as the long-term average of actual historical weather conditions.

BUSINESS
The estimated impact of weather on earnings is based on the temperature variances from a normal condition and customers’ historic usage patterns. The methodology used to estimate the impact of weather does not consider all variables that may impact customer response to weather conditions such as humidity in the summer or wind chill in the winter. The precision of this estimate may also be impacted by applying long-term weather trends to shorter-term periods. Estimates of weather impacts may be more difficult to determine during periods of extreme or more volatile weather. An unusually active hurricane season that impacted the Florida and Carolinas territories was also considered when quantifying the impacts of weather for 2024. Declines in usage caused by outage durations related to hurricanes Helene and Milton were estimated and included as an impact due to weather.
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
Competition in the regulated electric distribution business is primarily from the development and deployment of alternative energy sources including on-site generation from industrial customers and distributed generation, such as private solar, at residential, commercial and/or industrial customer sites.
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
Energy Capacity and Resources
EU&I owns approximately 55,139 MW of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”
Energy and capacity to serve customers are also supplied through contracts with other generators and purchased on the open market. Factors that could cause EU&I to purchase power for its customers may include, but are not limited to, generating plant outages, extreme weather conditions, generation reliability, demand growth and price. EU&I has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy and reliability of power supply.
EU&I’s generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest cost to meet its obligation to serve retail customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements.
Sources of Electricity
EU&I relies principally on natural gas, nuclear fuel and coal for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2024.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2024	2023	2022	2024	2023	2022
Natural gas and fuel oil(a)	34.7%	33.3%	34.2%	3.39	3.81	6.35
Nuclear(a)	27.5%	28.4%	26.6%	0.58	0.58	0.58
Coal(a)	14.1%	12.8%	13.5%	4.09	4.07	3.43
All fuels (cost based on weighted average)(a)	76.3%	74.5%	74.3%	2.51	2.63	3.75
Hydroelectric and solar(b)	1.9%	1.8%	1.5%
Total generation	78.2%	76.3%	75.8%
Purchased power and net interchange	21.8%	23.7%	24.2%
Total sources of energy	100.0%	100.0%	100.0%
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
EU&I has certain dual-fuel generating facilities that can operate utilizing both natural gas and fuel oil. The cost of EU&I’s natural gas and fuel oil is fixed price or determined by published market prices as reported in certain industry publications, plus any transportation and freight costs. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to manage a portion of their exposure to price fluctuations for natural gas. Duke Energy Florida has agreed to not enter any new financial natural gas hedging contracts through December 2027.
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
EU&I has entered into fuel contracts that cover 100% of its uranium concentrates through at least 2029, 100% of its conversion services through at least 2034, 100% of its enrichment services through at least 2033, and 100% of its fabrication services requirements for these plants through at least 2027. For future requirements not already covered under long-term contracts, EU&I believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Coal
EU&I meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. EU&I uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which may have various price adjustment provisions and market reopeners, range from 2025 to 2029 for Duke Energy Carolinas and Duke Energy Progress, 2025 to 2028 for Duke Energy Florida, 2025 to 2027 for Duke Energy Ohio and 2025 to 2030 for Duke Energy Indiana. EU&I expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. EU&I has an adequate supply of coal under contract to meet its risk management guidelines regarding projected future consumption. Coal inventory levels may fluctuate as a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet. EU&I continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in the Illinois Basin. Coal purchased for Kentucky is primarily produced from mines along the Ohio River in Illinois, Kentucky, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. There are adequate domestic coal reserves to serve EU&I's coal generation needs through end of life. The current average sulfur content of coal purchased by EU&I is between 0.5% and 3.5% for Duke Energy Carolinas and Duke Energy Progress, between 1.0% and 3.5% for Duke Energy Florida, between 1.5% and 4.0% for Duke Energy Ohio and between 1.0% and 4.0% for Duke Energy Indiana. EU&I's environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable EU&I to satisfy current SO2 emission limitations for its existing facilities.
Purchased Power
EU&I acquires a portion of its capacity and system requirements through purchase obligations, leases and purchase capacity contracts. EU&I believes it can obtain adequate purchased power capacity to meet future system load needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.
The following table summarizes purchased power for the previous three years:

	2024	2023	2022
Purchase obligations and leases (in millions of MWh)(a)	32.1	37.6	41.2
Purchase capacity under contract (in MW)(b)	3,202	3,997	4,028
(a)    Represents approximately 12% of total system requirements for 2024, 15% for 2023 and 16% for 2022.
(b)    These agreements include approximately 182 MW of firm capacity for 2024, and 412 MW of firm capacity for 2023 and 2022 under contract by Duke Energy Florida with QFs.

BUSINESS
Inventory
EU&I must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2024, the inventory balance for EU&I was approximately $4.4 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
The EPA has issued regulations related to the management of CCR from power plants, including the 2015 and 2024 CCR Rules. These regulations classify CCR as nonhazardous waste under RCRA and apply to electric generating sites with new and existing landfills and new and existing surface impoundments and establish requirements regarding design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care, and recordkeeping, notifications, and internet posting requirements for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments (ash basins or impoundments) will continue to be regulated by existing state laws, regulations and permits, such as the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act).
EU&I has and will periodically submit to applicable authorities required site-specific coal ash impoundment remediation or closure plans. Closure plans must be approved and all associated permits issued before any work can begin. At all sites requiring CCR closure and groundwater remediation, closure methods and groundwater corrective action remedies have been studied and factored into the estimated retirement and management costs.
The 2015 and 2024 EPA CCR Rules and the Coal Ash Act leave the decision on cost recovery determinations related to closure of coal ash surface impoundments to the normal ratemaking processes before utility regulatory commissions. Duke Energy's electric utilities have included compliance costs associated with federal and state requirements in their respective rate proceedings. Additionally, Duke Energy Carolinas' and Duke Energy Progress’ wholesale contracts were amended to include the recovery of expenditures related to AROs for the closure of coal ash basins. The amended contracts have retail disallowance parity or provisions limiting challenges to CCR cost recovery actions at FERC. For additional information on the ash basins and recovery, see Item 7, "Other Matters" and Notes 4, 5 and 10 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations," respectively.
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
Duke Energy has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC and the PSCSC require Duke Energy Carolinas and Duke Energy Progress to update cost estimates for decommissioning their nuclear plants every five years. The nuclear decommissioning liabilities are assessed and updated based on changes in cash flows provided in new studies as well as annual assessments to evaluate whether any indicators suggest a change in the estimate of the ARO is necessary.
The following table summarizes the fair value of NDTF investments and the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs are stated in 2023 or 2024 dollars, depending on the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination.

	NDTF		Decommissioning
(in millions)	December 31, 2024	December 31, 2023	Costs	Year of Cost Study
Duke Energy	$11,435	$10,143	$9,031	2023 or 2024
Duke Energy Carolinas(a)	6,468	5,686	4,439	2023
Progress Energy	4,967	4,457	4,592	2024
Duke Energy Progress(b)	4,636	4,075	4,477	2024
Duke Energy Florida(c)	331	382	115	N/A
(a)    Decommissioning costs for Duke Energy Carolinas reflects its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors. Duke Energy Carolinas' site-specific nuclear decommissioning cost study and a funding study were filed with the NCUC and PSCSC in 2024.
(b)    Duke Energy Progress' site-specific nuclear decommissioning cost study was filed with the NCUC and PSCSC in February 2025. An updated funding study will be completed and filed with the NCUC and PSCSC in 2025.
(c)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. Duke Energy Florida provides the FPSC periodic reports on the status and progress of decommissioning activities.
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
EU&I is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. The following table includes the current year of expiration of nuclear operating licenses for nuclear stations in operation. In June 2021, Duke Energy Carolinas filed a subsequent license renewal application for Oconee with the NRC to renew Oconee's operating license for an additional 20 years. Duke Energy has announced its intention to seek 20-year operating license renewals for each of the reactors it operates in Duke Energy Carolinas and Duke Energy Progress. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters,” for additional information.

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
Regulation
State
The state utility commissions approve rates for Duke Energy's retail electric service within their respective states. The state utility commissions, to varying degrees, have authority over the construction and operation of EU&I’s generating facilities. CPCNs issued by the state utility commissions, as applicable, authorize EU&I to construct and operate its electric facilities and to sell electricity to retail and wholesale customers. Prior approval from the relevant state utility commission is required for the entities within EU&I to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.
In addition to rates approved in base rate cases, each of the state utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent.
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

	Regulatory Body	Revenue Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Indiana 2024 Rate Case	IURC	$385	9.75%	53%	March 2025
Duke Energy Florida 2024 Rate Case(a)	FPSC	203	10.3%	53%	January 2025
Duke Energy Carolinas 2024 South Carolina Rate Case	PSCSC	150	9.94%	51.21%	August 2024
Duke Energy Carolinas 2023 North Carolina Rate Case(b)	NCUC	768	10.1%	53%	January 2024
Duke Energy Kentucky 2022 Kentucky Electric Rate Case(c)	KPSC	48	9.75%	52.145%	October 2023
Duke Energy Progress 2022 North Carolina Rate Case(d)	NCUC	494	9.8%	53%	October 2023
Duke Energy Progress 2022 South Carolina Rate Case	PSCSC	36	9.6%	52.43%	April 2023
Duke Energy Ohio 2021 Ohio Electric Rate Case	PUCO	23	9.5%	50.5%	January 2023
Duke Energy Florida 2021 Settlement agreement(e)	FPSC	195	9.85%	53%	January 2022
Pending Rate Cases:
Duke Energy Kentucky 2024 Kentucky Electric Rate Case	KPSC	70	10.85%	52.728%	July 2025
(a)    In Year 2, rates will increase by $59 million. Rate increases for new solar investments were also approved along with the 10.3% ROE midpoint. For more details, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
(b)    Of the total rate case increase, Year 1, 2 and 3 rates are approximately 57%, 22% and 21%, respectively.
(c)    An ROE of 9.65% for electric riders was approved.
(d)    Of the total rate increase, Year 1, 2 and 3 rates are approximately 49%, 24% and 27%, respectively.
(e)    Based on initial settlement. Year 1, 2 and 3 rates are approximately 34%, 25% and 41%, respectively, with 9.85% as the original ROE midpoint. For more details, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
Federal
The FERC approves EU&I’s cost-based rates for electric sales to certain power and transmission wholesale customers. Regulations of FERC and the state utility commissions govern access to regulated electric and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with EU&I.
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
GAS UTILITIES AND INFRASTRUCTURE
GU&I conducts natural gas operations primarily through the regulated public utilities of Piedmont, Duke Energy Ohio and Duke Energy Kentucky. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, TPUC, PHMSA and the FERC. GU&I serves residential, commercial, industrial and power generation natural gas customers, including customers served by municipalities who are wholesale customers. GU&I has over 1.7 million total customers, including approximately 1.2 million customers located in North Carolina, South Carolina and Tennessee, and an additional 560,000 customers located within southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville. The following map shows the service territory for GU&I as of December 31, 2024.

BUSINESS

Duke Energy Gas Service Territories

Indiana
Ohio
Kentucky
Tennessee
North Carolina
South Carolina
Florida
Service Territory
Counties Served
Gas Business
DUKE ENERGY
BUILDING A SMARTER ENERGY FUTURE℠

©2025 Duke Energy Corporation 200477-B 1/25

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
Natural Gas for Retail Distribution
GU&I is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. GU&I’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows GU&I to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, GU&I may release these services and supplies in the secondary market under FERC-approved capacity release provisions and/or make wholesale secondary market sales. In 2024, firm supply purchase commitment agreements provided for approximately 100% of the natural gas supply for both Piedmont and Duke Energy Ohio during the winter months and 100% of forecasted demand was under contract prior to the winter heating season.
Impact of Weather
GU&I revenues are generally protected from the impact of weather fluctuations due to the regulatory mechanisms that are available in most service territories. In North Carolina, margin decoupling provides protection from both weather and other usage variations like conservation for residential and small and medium commercial customers. Margin decoupling provides a set margin per customer independent of actual usage. In South Carolina, Tennessee and Kentucky, weather normalization adjusts revenues either up or down depending on how much warmer or colder than normal a given month has been. Weather normalization adjustments occur from November through March in South Carolina, from October through April in Tennessee and from November through April in Kentucky. Duke Energy Ohio collects most of its non-fuel revenue through a fixed monthly charge that is not impacted by usage fluctuations that result from weather changes or conservation.
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

BUSINESS
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
Higher natural gas costs or decreases in the price of other energy sources may allow competition from alternative energy sources for applications that have traditionally used natural gas, encouraging some customers to move away from natural gas-fired equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety and other non-price factors. Technological improvements in other energy sources and events that impair the public perception of the non-price attributes of natural gas could erode GU&I's competitive advantage. These factors in turn could decrease the demand for natural gas, impair GU&I's ability to attract new customers and cause existing customers to switch to other forms of energy or to bypass GU&I's systems in favor of alternative competitive sources. This could result in slow or no customer growth for GU&I and could cause customers to reduce or cease using natural gas, thereby reducing GU&I's ability to make capital expenditures and otherwise grow its business, adversely affecting its earnings.
Natural Gas Investments
Duke Energy, through its GU&I segment, has a 7.5% equity ownership interest in Sabal Trail. Sabal Trail is a joint venture that owns the Sabal Trail Natural Gas Pipeline, which is regulated by FERC and traverses Alabama, Georgia, and Florida to transport natural gas to Florida. Duke Energy, also through its GU&I segment, has a 47% equity ownership interest in ACP and investments in various renewable natural gas joint ventures. Duke Energy determined that it would no longer invest in ACP, and the construction of the ACP pipeline, in 2020.
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
GU&I sold all of KO Transmission's pipeline facilities and related real property to Columbia Gas Transmission, LLC in February 2023 for approximately book value.
See Notes 4, 13 and 18 to the Consolidated Financial Statements, "Regulatory Matters," "Investments in Unconsolidated Affiliates" and "Variable Interest Entities," respectively, for further information on Duke Energy's and GU&I's natural gas investments.
Inventory
GU&I must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2024, the inventory balance for GU&I was $95 million. For more information on inventory, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
Regulation
State
The state utility commissions approve rates for Duke Energy's retail natural gas service within their respective states. The state utility commissions, to varying degrees, have authority over the construction and operation of GU&I’s natural gas distribution facilities. CPCNs issued by the state utility commissions or other government agencies, as applicable, authorize GU&I to construct and operate its natural gas distribution facilities and to sell natural gas to retail and wholesale customers. Prior approval from the relevant state utility commission is required for GU&I to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its invested capital, including equity.
In addition to amounts collected from customers through approved base rates, each of the state utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over- or under-recovered costs, are prudent.
Natural gas costs are eligible for recovery by GU&I. Due to the associated regulatory treatment and the method allowed for recovery, changes in natural gas costs from year to year have no material impact on operating results of GU&I, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for natural gas and recovery from customers can adversely impact the timing of cash flows of GU&I. GU&I also has various regulatory mechanisms in place to track and recover certain costs associated with capital investments including the IMR in North Carolina, ARM in Tennessee, and CEP Rider in Ohio.

BUSINESS
The following table summarizes certain components underlying significant recently approved and effective base rates in the last three years.

	Regulatory Body	Revenue Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Piedmont 2024 North Carolina Rate Case(a)	NCUC	$88	9.8%	52.30%	November 2024
Duke Energy Ohio 2022 Natural Gas Base Rate Case	PUCO	32	9.6%	52.32%	November 2023
Duke Energy Kentucky 2021 Natural Gas Base Rate Case(b)	KPSC	9	9.375%	51.344%	January 2022
(a)    Year 2 and thereafter will include an additional $10 million in revenues.
(b)    An ROE of 9.3% for natural gas riders was approved.
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
Regulations of the FERC and the state utility commissions govern access to regulated natural gas and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with GU&I.
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
The Duke Energy Foundation is a private foundation funded by Duke Energy shareholders that makes charitable contributions to selected 501(c)3 nonprofit organizations and governmental entities.
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
Human Capital Management
Governance
Our employees are critical to the success of our company. Our Human Resources organization is responsible for our human capital management strategy, which includes recruiting and hiring, onboarding and training, inclusion, workforce planning, talent and succession planning, performance management and employee development. Key areas of focus include fostering a high-performance and inclusive culture built on strong leadership and highly engaged employees, building a pipeline of skilled workers and ensuring knowledge transfer as employees retire.
Our Board of Directors provides oversight on certain human capital management matters, primarily through the Compensation and People Development Committee, which is responsible for reviewing strategies and policies related to human capital management, including employee engagement and talent development.

BUSINESS
Employees
On December 31, 2024, Duke Energy had a total of 26,413 full-time, part-time and temporary employees, the majority of which were full-time employees. The total includes 5,109 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment. Our workforce consisted of approximately 23.0% women and 20.6% people of color as of December 31, 2024.
The Company seeks to attract and retain an appropriately qualified workforce and leverages Duke Energy’s leadership imperatives to foster a culture focused on customers, innovation, and highly engaged employees. Our compensation program is market driven and designed to link pay to performance with the goal of attracting and retaining talented employees, rewarding individual performance, and encouraging long-term commitment to our business. Our market competitive pay program includes short-term and long-term variable pay components that help to align the interests of Duke Energy to our customers and shareholders. In addition to competitive base pay, we provide eligible employees with compensation and benefits under a variety of plans and programs, including health care benefits, retirement savings, pension, health savings and flexible spending accounts, wellness, family leaves, employee assistance, as well as other benefits including a charitable matching donation program. The Company is committed to providing market competitive and fair compensation and regularly conducts internal pay reviews, and benchmarking against peer companies to ensure our pay is competitive.
Duke Energy is committed to continuing to build a workforce that reflects the communities we serve while strengthening a culture of inclusion where all employees and customers feel respected and valued. Our goals include attracting and retaining the talent needed and rewarding performance to enable us to reach our strategic objectives. In all events all employees are hired or promoted based on merit. Employee-led councils open to all employees are also embedded in departments across the Company and focus on driving engagement, inclusion and belonging deeper into the employee experience. Leaders and individual contributors also have the opportunity to participate in voluntary training and facilitated conversations on insightful topics offered to further our commitment to building and enabling an inclusive work environment.
The Company also has 10 Employee Resource Groups (ERGs) open to all employees, with 38 chapters and more than 6,800 employees participating. These groups focus on employee professional development and networking, community outreach, cultural awareness, recruiting and retention. They also serve as a business resource to the Company for advocacy and community outreach and improving customer service through innovation. ERG-sponsored forums include networking events, mentoring and workshops on topics such as time management, personal financial management, stress reduction, career planning and work-life balance.
Among other efforts, the Company has developed partnerships with community organizations, community colleges and universities to support our strategy of building a highly skilled talent pipeline reflective of the communities we serve.
Operational Excellence
The foundation for our growth and success is our continued focus on operational excellence, the leading indicator of which is safety. As such, the safety of our workforce remains our top priority. The Company closely monitors the total incident case rate (TICR), which is a metric based on strict OSHA definitions that measures the number of occupational injuries and illnesses per 100 employees. This objective emphasizes our focus on achieving an event-free and injury-free workplace. As an indication of our commitment to safety, we include safety metrics in both the short-term and long-term incentive plans based on the TICR for employees. Our employees delivered strong safety results in 2024, consistent with our industry-leading performance levels since 2018.
Information about Our Executive Officers
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

BUSINESS

Name	Age(a)	Current and Recent Positions Held
Lynn J. Good	65
Chair and Chief Executive Officer. Ms. Good has served as Chair and Chief Executive Officer of Duke Energy since April 2024; Chair, President and Chief Executive Officer of Duke Energy from January 2016 to April 2024; and Vice Chairman, President and Chief Executive Officer of Duke Energy from July 2013 through December 2015. Prior to that, she served as Executive Vice President and Chief Financial Officer since 2009. Ms. Good will retire from her roles as Chief Executive Officer and Chair of the Board of Directors, effective April 1, 2025.

Harry K. Sideris	54
President. Mr. Sideris has served as President since April 2024. Prior to that, he served as Executive Vice President, Customer Experience, Solutions and Services from October 2019 to April 2024; Senior Vice President and Chief Distribution Officer from June 2018 to October 2019; State President, Florida from January 2017 to June 2018; Senior Vice President of Environmental Health and Safety from August 2014 to January 2017; and Vice President of Power Generations for the Company's Fossil/Hydro Operations in the western portions of North Carolina and South Carolina from July 2012 to August 2014. Mr. Sideris has been appointed as the President and Chief Executive Officer and as a member of the Board of Directors, effective April 1, 2025.

Brian D. Savoy	49
Executive Vice President and Chief Financial Officer. Mr. Savoy has served as Executive Vice President and Chief Financial Officer since September 2022. Prior to that, he served as Executive Vice President, Chief Strategy and Commercial Officer from May 2021 through August 2022; Senior Vice President, Chief Transformation and Administrative Officer from October 2019 through April 2021; Senior Vice President, Business Transformation and Technology from May 2016 through September 2019; Senior Vice President, Controller and Chief Accounting Officer from September 2013 to May 2016; Director, Forecasting and Analysis from 2009 to September 2013; and Vice President and Controller of the Commercial Power segment from 2006 to 2009.

Scott L. Batson	62
Senior Vice President and Chief Power Grid Officer. Mr. Batson has served as Senior Vice President and Chief Power Grid Officer since March 2024. Prior to that, he served as Senior Vice President and Chief Distribution Officer from November 2019 to March 2024; Regional Senior Vice President of Customer Delivery in North Carolina and South Carolina from October 2018 to November 2019; Senior Vice President of Nuclear Operations in South Carolina from September 2016 to October 2018; and various other roles of increasing responsibility since joining the Corporation in 1985.

Kodwo Ghartey-Tagoe	61
Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. Ghartey-Tagoe has served as Executive Vice President, Chief Legal Officer and Corporate Secretary since May 2020. He was appointed Executive Vice President and Chief Legal Officer in October 2019 after serving as President, South Carolina since 2017. Mr. Ghartey-Tagoe joined Duke Energy in 2002 and has held numerous leadership positions in Duke Energy’s Legal Department, including Duke Energy's Senior Vice President of State and Federal Regulatory Legal Support.

T. Preston Gillespie	62
Executive Vice President, Chief Generation Officer and Enterprise Operational Excellence. Mr. Gillespie has served as Executive Vice President, Chief Generation Officer and Enterprise Operational Excellence since January 2023. Prior to that, he served as the Chief Generation Officer since 2020, and has held various other roles of increasing responsibility since joining Duke Energy in 1986, including Senior Vice President of Nuclear Operations, Site Vice President and Plant Manager of Oconee Nuclear Station, and Site Operations Manager of Catawba Nuclear Station, among other leadership roles.

R. Alexander Glenn	59
Executive Vice President and Chief Executive Officer, Duke Energy Florida and Midwest. Mr. Glenn has served as Executive Vice President and Chief Executive Officer, Duke Energy Florida and Midwest since March 2023. Prior to that, he served as Senior Vice President and Chief Executive Officer, Duke Energy Florida and Midwest from May 2021 to March 2023; Senior Vice President, State and Federal Regulatory Legal Support from 2017 to May 2021; and State President of Duke Energy Florida's operations from 2012 to 2017.

Julia S. Janson	60
Executive Vice President and Chief Executive Officer, Duke Energy Carolinas. Ms. Janson has served as Executive Vice President and Chief Executive Officer, Duke Energy Carolinas since May 2021. Prior to that, she served as Executive Vice President, External Affairs and President, Carolinas Region since October 2019 and the position of Executive Vice President, External Affairs and Chief Legal Officer since November 2018. She originally assumed the position of Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2012 and then assumed the responsibilities for External Affairs in February 2016.

Cynthia S. Lee	58
Senior Vice President, Chief Accounting Officer and Controller. Ms. Lee has served as Senior Vice President, Chief Accounting Officer and Controller since November 2024. Prior to that, she served as Vice President, Chief Accounting Officer and Controller from May 2021 to November 2024; Director of Investor Relations from June 2019 to May 2021; and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002.

Louis E. Renjel	51
Executive Vice President and Chief Corporate Affairs Officer. Mr. Renjel has served as Executive Vice President and Chief Corporate Affairs Officer since March 2023. Prior to that, he served as Senior Vice President, External Affairs and Communications from May 2021 to March 2023; Senior Vice President of Federal Government and Corporate Affairs from October 2019 to May 2021; and Vice President, Federal Government Affairs and Strategic Policy from March 2017 to October 2019 since joining the Company in 2017. Before joining Duke Energy, Mr. Renjel served as Vice President of Strategic Infrastructure from 2009 to March 2017 for CSX Corp and as their Director of Environmental and Government Affairs from 2006 to 2008.

Bonnie B. Titone	51
Senior Vice President and Chief Administrative Officer. Ms. Titone has served as Senior Vice President and Chief Administrative Officer since April 2024. Prior to that, she served as Senior Vice President and Chief Information Officer from March 2020 through March 2024; and Vice President and Chief Information Officer from June 2019 through February 2020 since joining the Corporation in June 2019.

Alexander J. "Sasha" Weintraub	54
Senior Vice President and Chief Customer Officer. Mr. Weintraub has served as Senior Vice President and Chief Customer Officer since April 2024. Prior to that, he served as Senior Vice President and President of the Corporation's natural gas business from October 2019 until April 2024; Senior Vice President and Chief Commercial Officer of the Corporation's natural gas business from November 2018 until October 2019; Senior Vice President of both Customer and Market Solutions from August 2014 until November 2019; and various other roles of increasing responsibility since joining the Corporation in 1999.

(a)    The ages of the officers provided are as of January 31, 2025.

BUSINESS
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
•The 2015 and 2024 CCR Rules, EPA rules establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants.
•The Coal Ash Act, as amended, which establishes requirements regarding the use and closure of existing ash basins, the disposal of ash at active coal plants and the handling of surface water and groundwater impacts from ash basins in North Carolina.
•The Solid Waste Disposal Act, as amended by RCRA, which creates a framework for the proper management of hazardous and nonhazardous solid waste; classifies CCR as nonhazardous waste; and establishes standards for landfill and surface impoundment placement, design, operation and closure, groundwater monitoring, corrective action and post-closure care.
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
DUKE ENERGY PROGRESS

Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress’ service area covers approximately 28,000 square miles and supplies electric service to approximately 1.8 million residential, commercial and industrial customers.

BUSINESS
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
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 920,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 560,000 customers. For information about Duke Energy Ohio's generating facilities and natural gas distribution facilities, see Item 2, “Properties.”
Duke Energy Ohio sold all of KO Transmission's pipeline facilities and related real property to Columbia Gas Transmission, LLC in February 2023 for approximately book value.
Substantially all of Duke Energy Ohio's operations are regulated and qualify for regulatory accounting. Duke Energy Ohio has two reportable segments, EU&I and GU&I. For additional information on these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers approximately 23,000 square miles and supplies electric service to approximately 920,000 residential, commercial and industrial customers. For information about Duke Energy Indiana's generating facilities, see Item 2, “Properties.” Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
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

RISK FACTORS
BUSINESS STRATEGY RISKS
Duke Energy’s future results could be adversely affected if it is unable to implement its business strategy to reliably and affordably serve its customers while also balancing its grid and fleet modernization objectives and carbon emissions reduction goals.
Duke Energy’s results of operations depend, in significant part, on the extent to which it can implement its business strategy and goals successfully. Duke Energy is working to meet growing and evolving customer energy needs while balancing customer reliability and affordability, and other priorities including the need to modernize its fleet and the regulatory construct. Duke Energy is subject to business, policy, regulatory, technology, economic and competitive uncertainties and contingencies, many of which are beyond its control and may make those goals difficult to achieve.
Federal or state policies could be enacted that restrict the availability of, and increase the costs associated with the use of, fuels or generation technologies, such as natural gas or nuclear power, that enable Duke Energy to reduce its carbon emissions. For example, Duke Energy anticipates that its nuclear stations in North Carolina and South Carolina will continue to qualify for significant tax incentives in the form of nuclear production tax credits under the IRA. Nuclear energy is a reliable and clean energy source and nuclear tax incentives allowed under the IRA, including nuclear production tax credits, are expected to reduce the cost of the energy transition for our customers. If such nuclear production tax credits were eliminated or reduced, it could negatively impact our ability to return the anticipated cost benefits to customers.

Additionally, new EPA rules issued in April 2024 impose stringent GHG emission reduction standards, revised air toxic limits, and wastewater discharge limitations that may impact our carbon-reduction targets, and operational timeline and costs associated with certain new and existing generation. Supportive policies may be needed to facilitate the siting and cost recovery of transmission and distribution upgrades needed to accommodate the build out of large volumes of renewables and energy storage. Further, the approval of our state regulators will be necessary for the Company to continue to retire existing carbon emitting assets or make investments in new generating capacity. The Company may be constrained by the ability to procure resources or labor needed to build new generation at a reasonable price as well as to construct projects on time. In addition, new technologies that are not yet commercially available or are unproven at utility scale will likely be needed, including carbon capture and sequestration and supporting infrastructure as well as new resources capable of following electric load over long durations such as advanced nuclear, hydrogen and long-duration storage. If these technologies are not developed or are not available at reasonable prices, or if we invest in early stage technologies that are then supplanted by technological breakthroughs, Duke Energy’s ability to achieve a net-zero target by 2050 at a cost-effective price could be at risk.

Meeting the evolving and growing energy needs of our customers will require continued operation of our existing carbon-free technologies including nuclear and renewables. The rapid transition to and expansion of certain low-carbon resources, such as renewables without cost-effective storage, may challenge our ability to meet customer expectations of reliability and affordability in a carbon constrained environment, particularly as demand increases. Our nuclear fleet is central to our ability to meet these objectives and customer expectations. We are continuing to seek to renew the operating licenses of the 11 reactors we operate at six nuclear stations for an additional 20 years, extending their operating lives to and beyond midcentury. Failure to receive approval from the NRC for the relicensing of any of these reactors could affect our ability to achieve a net-zero target by 2050.
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
The Duke Energy Registrants’ regulated electric and natural gas utility businesses are regulated on a cost-of-service/rate-of-return basis subject to statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Florida, Ohio, Tennessee, Indiana and Kentucky. If the Duke Energy Registrants’ regulated utility earnings exceed the returns established by the state utility commissions, retail electric and natural gas rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ earnings. Additionally, if regulatory or legislative bodies do not allow recovery of costs incurred in providing service, or do not do so on a timely basis, the Duke Energy Registrants’ results of operations, financial position or cash flows could be negatively impacted. Differences in regulation between jurisdictions with concurrent operations, such as North Carolina and South Carolina in Duke Energy Carolinas' and Duke Energy Progress' service territory, may also result in failure to recover costs.
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

RISK FACTORS
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
Increased competition resulting from deregulation or restructuring legislation could have a significant adverse impact on the Duke Energy Registrants’ results of operations, financial position or cash flows and their utility businesses. If the retail jurisdictions served by the Duke Energy Registrants become subject to deregulation, the impairment of assets, loss of retail customers, lower profit margins or increased costs of capital, and recovery of stranded costs could have a significant adverse financial impact on the Duke Energy Registrants. Stranded costs primarily include the generation assets of the Duke Energy Registrants whose value in a competitive marketplace may be less than their current book value, as well as above-market purchased power commitments from QFs from whom the Duke Energy Registrants are legally obligated to purchase energy at an avoided cost rate under the Public Utility Regulatory Policies Act of 1978. The Duke Energy Registrants cannot predict the extent and timing of entry by additional competitors into the electric markets. The Duke Energy Registrants cannot predict if or when they will be subject to changes in legislation or regulation, nor can they predict the impact of these changes on their results of operations, financial position or cash flows.
The Duke Energy Registrants’ businesses are subject to extensive federal regulation and a wide variety of laws and governmental policies, including taxes and environmental regulations, that may change over time in ways that affect operations and costs.
The Duke Energy Registrants are subject to regulations under a wide variety of U.S. federal and state regulations and policies, including by FERC, NRC, EPA and various other federal agencies as well as the North American Electric Reliability Corporation. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, their ability to: take fundamental business management actions; determine the terms and rates for services; make acquisitions; issue equity or debt securities; engage in transactions with other subsidiaries and affiliates; and pay dividends upstream to the Duke Energy Registrants. Changes to federal regulations are continuous and ongoing. There can be no assurance that laws, regulations and policies, including tax incentives and credits, will not be changed in ways that result in material modifications of business models and objectives or affect returns on investment by restricting activities and products, subjecting them to escalating costs, causing delays, or prohibiting them outright, which could have a material effect on the Duke Energy Registrants' results of operations, financial position and cash flows. Such potential changes that may have adverse consequences could include no longer allowing tax incentives and credits currently provided for under the IRA, including the ability to record or sell related tax credits to third parties.
The Duke Energy Registrants are subject to numerous environmental laws and regulations requiring significant capital expenditures that can increase the cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.
The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including CCRs, air emissions, water quality, wastewater discharges, solid waste and hazardous waste. For example, new EPA rules issued in April 2024, among other things, impose stringent GHG emissions limitations on existing coal plants and new natural gas plants and more stringent air toxic limits on existing coal plants, increase limitations on wastewater discharge, and impose groundwater monitoring and corrective action requirements on previously unregulated coal ash sources at regulated facilities (CCR Management Units) and inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). Potential legal challenges to such rules may not be successful, and adherence to these rules may increase the cost of compliance, impact generation resource mix and carbon-reduction targets, and negatively impact customer reliability and affordability due to such rules' imposition of stringent GHG emissions limitations and reliance on carbon capture technologies that are not yet adequately demonstrated at utility scale. These and other environmental laws and regulations can result in increased capital, operating and other costs.
These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets, as well as reputational damage. The steps the Duke Energy Registrants could be required to take to ensure their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and their contracts with customers. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in

RISK FACTORS
environmental laws or regulations to more stringent compliance levels could, and are likely to, result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. The costs to comply with environmental laws and regulations could have a material effect on the Duke Energy Registrants’ results of operations, financial position and cash flows.

The EPA has issued or proposed federal regulations, including the new rules issued in April 2024, governing the management of wastewater, CCR management units and CO2 emissions. New state legislation in response to such regulations could impose carbon reduction goals that are more aggressive than the Company's plans. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.
The Duke Energy Registrants' operations, capital expenditures and financial results may be affected by regulatory changes related to the impacts of global climate change.
There is continued concern, and increasing and conflicting activism, both nationally and internationally, about climate change. The EPA and state regulators have, and may adopt and implement, additional regulations to restrict emissions of GHGs to address global climate change, as well as reporting requirements regarding such emissions and related climate-goal claims. Certain local and state jurisdictions have also enacted laws to restrict or prevent new natural gas infrastructure. Increased regulation of GHG emissions and reporting requirements could impose significant additional costs on the Duke Energy Registrants' electric and natural gas operations, their suppliers and customers and affect demand for energy conservation and renewable products, which could impact both our electric and natural gas businesses. Regulatory changes and/or uncertainty of applicability of such legislative and regulatory initiatives could also result in generation facilities to be retired earlier than planned to meet our net-zero 2050 goal. Though we would plan to seek cost recovery for investments related to GHG emissions reductions through regulatory rate structures, changes in the regulatory climate could result in the delay in or failure to fully recover such costs and investment in generation.
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
A continuation of adverse economic conditions including economic downturn or high commodity prices could also negatively impact the financial stability of certain of our customers and result in their inability to pay for electric and natural gas services. This could lead to increased bad debt expense and higher allowance for doubtful account reserves for the Duke Energy Registrants and result in delayed or unrecovered operating costs and lower financial results. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values. The Duke Energy Registrants also monitor the impacts of inflation on the procurement of goods and services and seek to minimize its effects in future periods through pricing strategies, productivity improvements, and cost reductions. Rapidly rising prices as a result of inflation, tariffs, or other factors may impact the ability of the Company to recover costs timely or execute on its business strategy including the achievement of growth objectives.
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
Factors that could impact sales volumes, generation of electricity and market prices at which the Duke Energy Registrants are able to sell electricity and natural gas are as follows:
•weather conditions, including extreme winter or summer weather that could cause significantly lower or higher demand for energy or natural gas usage for heating or cooling purposes, as applicable, storm-related customer outages resulting in lower usage, or periods of low rainfall that decrease the ability to operate facilities in an economical manner;
•supply of and demand for energy commodities, including potential usage of electricity by data centers;
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

RISK FACTORS
Natural disasters or operational accidents may adversely affect the Duke Energy Registrants’ operating results, financial position or cash flows.
Natural disasters or operational accidents within the Company or industry (such as wild fires, earthquakes, hurricanes or natural gas transmission pipeline explosions) could have direct or indirect impacts to the Duke Energy Registrants or to key contractors and suppliers. Such events can and in the past, have, negatively impacted sales volume such as in the case of storm-related customer outages resulting in lower usage, and costs to restore service and rebuild assets after such events may be, and in the case of hurricanes Helene and Milton experienced in 2024, have been, material and did impact the results of operations, financial position or cash flows of the Duke Energy Registrants, and such events may do so in the future, until complete and timely cost recovery is approved and occurs under existing relevant regulatory mechanisms across our jurisdictions. Further, the generation of electricity and the transportation and storage of natural gas involve inherent operating risks that may result in accidents involving serious injury or loss of life, environmental damage or property damage. Such events could impact the Duke Energy Registrants through civil or criminal legal proceedings or changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ results of operations, financial position and cash flows. In addition, if a serious operational accident were to occur, existing insurance policies may not cover all of the potential exposures or the actual amount of loss incurred, including potential litigation awards. Any losses not covered by insurance, or any increases in the cost of applicable insurance as a result of such accident, could have a material adverse effect on the results of operations, financial position, cash flows and reputation of the Duke Energy Registrants.
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
The 2015 CCR Rule classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments located at stations generating electricity (regardless of fuel source), which were no longer receiving CCR but contained liquids as of the effective date of the rule. The rule establishes requirements regarding design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care, and recordkeeping, notifications, and internet posting requirements to ensure the safe disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments will continue to be regulated by existing state laws, regulations and permits, as well as additional legal requirements, including judicial orders.
The 2024 CCR Rule significantly expands the scope of the 2015 CCR Rule to apply to legacy CCR surface impoundments (inactive impoundments at retired facilities) and CCR management units (previously unregulated coal ash sources at regulated facilities). These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, including increased operating and maintenance costs, which could affect the results of operations, financial position and cash flows of the Duke Energy Registrants. The Duke Energy Registrants will continue to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of reasonable and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for and amount of recovery of such costs could have a material adverse impact on Duke Energy's cash flows.
The Duke Energy Registrants have recognized significant AROs related to these CCR-related requirements. At all sites requiring CCR closure and groundwater remediation, closure methods and groundwater corrective action remedies have been studied and factored into the estimated retirement and management costs. As the closure and CCR management work progresses and final closure plans and corrective action measures are developed and approved at each site, the scope and complexity of work and the amount of CCR material could be greater than estimates and could, therefore, materially increase compliance expenditures and rate impacts.
The Duke Energy Registrants’ results of operations, financial position and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, or decline in customer demand or number of customers.
Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by several factors outside the control of the Duke Energy Registrants, such as mandated EE measures, demand-side management goals, advancements in technology that may impact the energy usage by large commercial customers, such as data centers, distributed generation resources and economic and demographic conditions, such as inflation, tariffs, and interest rate volatility, population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.
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

RISK FACTORS
Furthermore, the Duke Energy Registrants currently have EE riders in place to recover the cost of EE programs in North Carolina, South Carolina, Florida, Indiana, and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.
The Duke Energy Registrants' future results of operations may be impacted by changing or conflicting expectations and demands, particularly regarding environmental, social and governance concerns.
Duke Energy’s ability to execute its strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors and stakeholders. Those expectations are based in part on the core fundamentals of reliability and affordability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services and offerings. Additionally, the risks of global climate change continue to shape our customers’ sustainability goals and energy needs as well as the investment and financing criteria of investors. Failure to meet these increasing expectations or to adequately address the risks and external pressures from regulators, customers, investors and other stakeholders may impact Duke Energy’s reputation and affect its ability to achieve favorable outcomes in future rate cases and the results of operations for the Duke Energy Registrants. Furthermore, the increasing use of social media and conflicting expectations and demands regarding environmental, social, and governance concerns, may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations and financial condition.
As it relates to electric generation, a diversified fleet with increasingly clean generation resources may facilitate more efficient financing and lower costs. Conversely, jurisdictions utilizing more carbon-intensive generation such as coal may experience difficulty attracting certain investors and obtaining the most economical financing terms available. Furthermore, with this heightened emphasis on environmental, social, and governance concerns, and climate change in particular, there is an increased risk of litigation, activism, and legislation from groups both in support of and opposed to various environmental, social and governance initiatives, which could cause delays and increase the costs of our energy transition.
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
Sustained severe drought conditions could impact generation by hydroelectric plants, as well as fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, flooding, tornadoes, severe thunderstorms, snow and ice storms, droughts, extreme temperatures, and wild fires, including from climate change, can result in lost operating revenues due to outages, property damage or total loss, including downed transmission and distribution lines, personal injury, reputational harm, and additional and unexpected expenses to mitigate storm damage, including incremental financing costs. The cost of storm restoration efforts may not be fully recoverable or recoverable on a timely basis through the regulatory process and may impact the results of operations, financial position or cash flows of the Duke Energy Registrants.
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

RISK FACTORS
Fluctuations in commodity prices or availability may adversely affect various aspects of the Duke Energy Registrants’ operations as well as their results of operations, financial position and cash flows.
The Duke Energy Registrants are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities as a result of their ownership of energy-related assets. Fuel costs are recovered primarily through cost recovery clauses, subject to the approval of state utility commissions. Additionally, the Duke Energy Registrants are exposed to risk that counterparties will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of, among other things, changing economic conditions, bankruptcies, transportation delays, weather, labor relations, force majeure events or environmental regulations affecting any of these fuel suppliers, could limit the Duke Energy Registrants' ability to operate their facilities. Should counterparties fail to perform, the Duke Energy Registrants might be forced to replace the underlying commitment at prevailing market prices possibly resulting in losses in addition to the amounts, if any, already paid to the counterparties.
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
Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyberattacks and data security breaches. Duke Energy relies on the continued operation of advanced digital information technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the internet continues to increase through grid modernization and other operational excellence initiatives. Because of the critical nature of the infrastructure, increased connectivity to the internet and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyberattacks from foreign or domestic sources and have been subject, and will likely continue to be subject, to cyberattacks designed to gain unauthorized access to information and/or information systems or to disrupt utility operations through computer viruses and phishing attempts either directly or indirectly through its material vendors or related third parties. In the event of a significant cybersecurity breach on either the Duke Energy Registrants or with one of our material vendors or related third parties, the Duke Energy Registrants could (i) have business operations disrupted, including the disruption of the operation of our natural gas and electric assets and the power grid, theft of confidential company, employee, retiree, shareholder, vendor or customer information, and general business systems and process interruption or compromise, including preventing the Duke Energy Registrants from servicing customers, collecting revenues or the recording, processing and/or reporting financial information correctly, (ii) experience substantial loss of revenues, repair and restoration costs, penalties and costs for lack of compliance with relevant regulations, implementation costs for additional security measures to avert future cyberattacks and other financial loss and (iii) be subject to increased regulation, litigation and reputational damage. While Duke Energy maintains insurance relating to cybersecurity events, such insurance does not protect Duke Energy from such cyberattacks occurring, and while it does provide some potential mitigation of the financial impacts resulting from such cyberattacks, it is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.
The Duke Energy Registrants are subject to standards enacted by the North American Electric Reliability Corporation and enforced by FERC regarding protection of the physical and cybersecurity of critical infrastructure assets required for operating North America's bulk electric system. The Duke Energy Registrants are also subject to regulations set by the NRC regarding the protection of digital computer and communication systems and networks required for the operation of nuclear power plants. The Duke Energy Registrants that operate designated critical pipelines that transport natural gas are also subject to security directives issued by the Department of Homeland Security's Transportation Security Administration (TSA) requiring such registrants to implement specific cybersecurity mitigation measures. While the Duke Energy Registrants believe they are in compliance with, or, in the case of recent TSA security directives, are in the process of implementing such standards and regulations, the Duke Energy Registrants have from time to time been, and may in the future be, found to be in violation of such standards and regulations. In addition, compliance with or changes in the applicable standards and regulations may subject the Duke Energy Registrants to higher operating costs and/or increased capital expenditures as well as substantial fines for non-compliance.
The Duke Energy Registrants’ operations have been and may be affected by pandemic health events in ways listed below and in ways the Duke Energy Registrants cannot predict at this time.
The COVID-19 pandemic and efforts to respond to it resulted in widespread adverse consequences on the global economy and on the Duke Energy Registrants’ customers, third-party vendors, and other parties with whom we do business. If another pandemic or health epidemic or outbreak occurs and is significantly prolonged, it could impact the Duke Energy Registrants' business strategy, results of operations, financial position and cash flows in the future as a result of delays in rate cases or other legal proceedings, an inability to obtain labor or equipment necessary for the construction of large capital projects, an inability to procure satisfactory levels of fuels or other necessary equipment for the continued production of electricity and delivery of natural gas, volatility in global equity securities markets, and the health and availability of our critical personnel and their ability to perform business functions.

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
The Duke Energy Registrants’ businesses are significantly financed through issuances of debt and equity. The maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from their assets. Accordingly, as a source of liquidity for capital requirements not satisfied by the cash flows from their operations and to fund investments originally financed through debt instruments with disparate maturities, the Duke Energy Registrants rely on access to short-term money markets as well as longer-term capital markets. The Subsidiary Registrants also rely on access to short-term intercompany borrowings. Access to capital markets may also be critical to finance unexpected material expenditures such as unusually volatile commodity costs or significant storm restoration activities for severe weather events. If the Duke Energy Registrants are not able to access debt or equity at competitive rates or at all, the ability to finance their operations and implement their strategy and business plan as scheduled could be adversely affected. An inability to access debt and equity may limit the Duke Energy Registrants’ ability to pursue improvements or acquisitions that they may otherwise rely on for future growth.
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, unfavorable capital market conditions, market prices for natural gas and coal, geopolitical risks, actual or threatened terrorist attacks, or the overall health of the energy industry. Additionally, rapidly rising interest rates could impact the ability to affordably finance the capital plan or increase rates to customers and could have an impact on our ability to execute on our energy transition. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
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
Because Duke Energy is a holding company with no operations or cash flows of its own, its ability to meet its financial obligations, including making interest and principal payments on outstanding indebtedness and to pay dividends on its common and preferred stock, is primarily dependent on the net income and cash flows of its subsidiaries and the ability of those subsidiaries to pay upstream dividends or to repay borrowed funds. Prior to funding Duke Energy, its subsidiaries have regulatory restrictions and financial obligations that must be satisfied. These subsidiaries are separate legal entities and have no obligation to provide Duke Energy with funds. In addition, Duke Energy may provide capital contributions or debt financing to its subsidiaries under certain circumstances, which would reduce the funds available to meet its financial obligations, including making interest and principal payments on outstanding indebtedness and to pay dividends on Duke Energy’s common and preferred stock.
GENERAL RISKS
The failure of Duke Energy information technology systems, or the failure to enhance existing information technology systems and implement new technology, could adversely affect the Duke Energy Registrants’ businesses.
Duke Energy’s operations are dependent upon the proper functioning of its internal systems, including the information technology systems that support our underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of our operations. In the ordinary course of business, we rely on information technology systems, including the internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of our customers, employees, retirees and shareholders and (iv) data with respect to invoicing and the collection of payments, accounting, procurement and supply chain activities. Our information technology systems are dependent upon global communications and cloud service providers, as well as their respective vendors, many of whom have at some point experienced significant system failures and outages in the past and may experience such failures and outages in the future. These providers’ systems are susceptible to cybersecurity and data breaches, outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Failure to prevent or mitigate data loss from system failures or outages could materially affect the results of operations, financial position and cash flows of the Duke Energy Registrants.
In addition to maintaining our current information technology systems, Duke Energy believes the digital transformation of its business is key to driving internal efficiencies as well as providing additional capabilities to customers. Duke Energy’s information technology systems are critical to cost-effective, reliable daily operations and our ability to effectively serve our customers. We expect our customers to continue to demand more sophisticated technology-driven solutions and we must enhance or replace our information technology systems in response. This involves significant development and implementation costs to keep pace with changing technologies, including artificial intelligence, and customer demand. If we fail to successfully implement critical technology, or if it does not provide the anticipated benefits or meet customer demands, such failure could materially adversely affect our business strategy as well as impact the results of operations, financial position and cash flows of the Duke Energy Registrants.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

CYBERSECURITY
ITEM 1C. CYBERSECURITY

Risk Management
Ensuring the security of Duke Energy’s assets, information and teammates is vital for delivering the essential service on which Duke Energy’s customers and communities depend. In light of the ever-evolving threat landscape and increasing sophistication of threat actor tactics, techniques and procedures, steadfast and advanced cybersecurity and security operations are integral parts of Duke Energy’s enterprise risk management framework. Duke Energy's enterprise risk management framework is used across the enterprise by subject matter experts to identify, assess, monitor and communicate enterprise level risks to the Chief Risk Officer. Duke Energy’s technology and cybersecurity risk management program is integrated into the Company’s overall Enterprise Risk Management program and is composed of three primary lines of defense: (1) the Cybersecurity Incident Response Team (CIRT); (2) the Duke Energy Enterprise Security Team (EST); and (3) internal and external cybersecurity audits.
Duke Energy’s first line of defense is the CIRT under the Office of the Chief Administrative Officer (CAO). The CIRT reports up to leaders in the Chief Security and Information Security Office, including the Chief Security and Information Security Officer (CSISO), Managing Director of Cybersecurity and Network Defense, and Director of Cybersecurity Operations, whose cybersecurity backgrounds include many years serving in operational cyber roles, leading incident response, participating in industry engagement, collaborating with federal and local cyber programs, and time analyzing security breaches across the industry. The CIRT oversees an enterprisewide process that identifies, assesses, responds to and resolves cyber incidents, both internal and those associated with the Company’s use of third-party service providers, by defining roles, responsibilities and the process for problem source identification, mitigation, and eradication triggered by a suspected cyber incident. Duke Energy manages cybersecurity threats through its 24/7 Duke Energy Cybersecurity Operations Center (CSOC), which serves as the Company’s central command center for monitoring and coordinating responses to cyber-threats. The CSOC engages in daily information sharing within the utilities industry and with government partners and monitors incoming intelligence and cyber incident impacts. The CSOC assesses the relevant information by assigning a CIRT Heat Map score, which results in CIRT activation if a certain threat level is met. It also results in the assignment of additional roles and responsibilities to enable the cybersecurity leadership and technical teams to collectively and regularly review incident information, score the impact, communicate to leadership, and respond appropriately. Another key component of Duke Energy’s first line of defense against cybersecurity threats is its Third-Party Risk Management (TPRM) process, whereby third parties providing services that meet certain criteria such as storing or transmitting Duke Energy data, hosting an application, or connecting to the Duke Energy network are required to undergo a cybersecurity assessment primarily to ascertain the risk of a third-party’s proposed services to Duke Energy.
Duke Energy’s second line of defense against cybersecurity threats is the EST, which is led by the CSISO, and actively evaluates, anticipates and tests Duke Energy’s cybersecurity risk level and preventive and risk mitigation controls relative to the enterprisewide risk level and controls. The EST is responsible for infrastructure defense and security controls, performing vulnerability assessments and third-party information security assessments, employee awareness and training programs and security incident management, including oversight of the remediation of cybersecurity incidents. The EST monitors cyber activity and also reports on the status of the Company’s cybersecurity performance and any ongoing remediation efforts to the Company’s CAO, Chief Information Officer (CIO) and CSISO. The CAO and CSISO report these cybersecurity metrics, which use a vulnerability management scoring system and closely align with the National Institute of Standards and Technology Cybersecurity Framework, to the Audit Committee at each regularly scheduled Audit Committee meeting. The EST also employs tools and oversees and challenges Duke Energy’s cybersecurity and technology metrics under its Enterprise Security Risk Register to track, identify and manage risk. To this end, the EST engages outside expert firms to perform a comprehensive external penetration test each year, performs system and application penetration testing several times throughout the year, and conducts annual exercises simulating the tactics, techniques, and procedures of advanced threat actor groups to test the Company’s ability to prevent penetration, detect suspicious activity and respond to these threats in a timely manner. Lessons learned inform the ongoing improvement of security preventive and mitigating controls and procedures and the results of such testing and threat actor simulations are shared with senior management and the Board of Directors. Duke Energy also has a senior management committee, the Executive Cybersecurity Oversight Governance Committee (ECOG), which governs enterprise-level cybersecurity risk tolerance.
The Company’s Executive Cybersecurity Oversight Governance Committee (ECOG), comprised of the Company's Chair and Chief Executive Officer (CEO), President, Executive Vice President (EVP) and Chief Financial Officer, and EVP, Chief Generation Officer and Enterprise Operational Excellence, receives monthly updates from the CAO and CSISO and provides senior management throughout the Company informational technology and operational technology perspectives, oversight and governance on investments and priorities for the broader cybersecurity organization, in addition to providing final decision oversight on recommendations and response to the ever-challenging cybersecurity threat landscape. The ECOG also is leveraged to supply information and bring transparency to senior management throughout the Company on the increasing threat landscape and the actions, response and road map to combat the threats.
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
Duke Energy is not currently aware of any potential cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, however, Duke Energy cannot provide assurance that it will not be materially affected in the future by cybersecurity risks or any future material incidents.

CYBERSECURITY
Governance
The Audit Committee has primary oversight of management’s efforts to mitigate cybersecurity and technology risk and respond to cyber incidents. The Audit Committee receives updates throughout the year from the CAO and CSISO on cybersecurity and grid security issues, including compliance with regulations, employee training and drills, at every regularly scheduled Audit Committee meeting, and engages in discussions throughout the year with management on the effectiveness of Duke Energy’s overall cybersecurity program and progress for addressing any identified risks. In 2024, the Audit Committee received three updates and the full Board of Directors received one update on cybersecurity. The Audit Committee also receives periodic updates on Duke Energy’s digital transformation and the operation of, and enhancements to, the Company’s financial systems and business and operational technical systems. The reviews presented to the Audit Committee are followed with an update to the full Board of Directors by the Chair of the Audit Committee.
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
•The President of Duke Energy has gained cybersecurity experience through focusing on transmission and the development of long-term grid strategies and solutions and through a prior role as Chief Distribution Officer, overseeing the safe, reliable, and efficient operation of Duke Energy’s electric distribution systems, and through serving on the board of the Association of Edison Illuminating Companies.
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
•The CAO of Duke Energy has over 25 years of experience in delivering secure information technology solutions across multiple industries, leading technology delivery for all core business functions. The CAO holds a Secret Security clearance and has active interactions and partnership with the Federal Bureau of Investigation, Edison Electric Institute and State Fusion Centers in the jurisdictions that Duke Energy serves.

PROPERTIES
ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the EU&I's generation stations as of December 31, 2024. The MW displayed in the table below are based on winter capacity for Fossil, Nuclear and Hydro generation stations, and nameplate capacity for Renewable generation stations. Ownership interest in all facilities is 100% unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,618
McGuire	Nuclear	Uranium	NC	2,386
Catawba(a)	Nuclear	Uranium	SC	588
Belews Creek	Fossil	Coal/Gas	NC	2,220
Marshall	Fossil	Coal/Gas	NC	2,078
Lincoln CT	Fossil	Gas/Oil	NC	1,909
J.E. Rogers	Fossil	Coal/Gas	NC	1,395
Rockingham CT	Fossil	Gas/Oil	NC	895
Mill Creek CT	Fossil	Gas/Oil	SC	751
Buck CC	Fossil	Gas	NC	718
Dan River CC	Fossil	Gas	NC	718
W.S. Lee CC(b)	Fossil	Gas	SC	706
W.S. Lee CT	Fossil	Gas/Oil	SC	96
Clemson CHP	Fossil	Gas	SC	16
Bad Creek	Hydro	Water	SC	1,640
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (18 plants)	Hydro	Water	NC/SC	584
Distributed generation	Renewable	Solar	NC	174
Battery Storage	Renewable	Storage	NC	25
Total Duke Energy Carolinas				20,773

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,928
Harris	Nuclear	Uranium	NC	1,009
Robinson	Nuclear	Uranium	SC	793
Roxboro	Fossil	Coal	NC	2,462
Smith CC	Fossil	Gas/Oil	NC	1,250
H.F. Lee CC	Fossil	Gas/Oil	NC	1,054
Smith CT	Fossil	Gas/Oil	NC	1,000
Wayne County CT	Fossil	Gas/Oil	NC	975
L.V. Sutton CC	Fossil	Gas/Oil	NC	719
Mayo	Fossil	Coal	NC	713
Asheville CC	Fossil	Gas/Oil	NC	560
Asheville CT	Fossil	Gas/Oil	NC	370
Darlington CT	Fossil	Gas/Oil	SC	264
Weatherspoon CT	Fossil	Gas/Oil	NC	164
L.V. Sutton CT	Fossil	Gas/Oil	NC	97
Blewett CT	Fossil	Oil	NC	68
Walters	Hydro	Water	NC	112
Other small facilities (three plants)	Hydro	Water	NC	116
Distributed generation	Renewable	Solar	NC	146
Battery Storage	Renewable	Storage	NC	45
Total Duke Energy Progress				13,845

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Hines CC	Fossil	Gas/Oil	FL	2,149
Citrus County CC	Fossil	Gas	FL	1,854
Crystal River	Fossil	Coal	FL	1,442
Bartow CC	Fossil	Gas/Oil	FL	1,259
Intercession City CT	Fossil	Gas/Oil	FL	1,146
Anclote	Fossil	Gas	FL	1,025
DeBary CT	Fossil	Gas/Oil	FL	661
Osprey CC	Fossil	Gas/Oil	FL	611
Tiger Bay CC	Fossil	Gas/Oil	FL	230
Bayboro CT	Fossil	Oil	FL	193
Bartow CT	Fossil	Gas/Oil	FL	212
Suwannee River CT	Fossil	Gas	FL	194
University of Florida CoGen CT	Fossil	Gas	FL	50
Distributed generation (19 sites)	Renewable	Solar	FL	1,468
Battery Storage	Renewable	Storage	FL	48
Total Duke Energy Florida				12,542

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	564
Distributed generation	Renewable	Solar	KY	9
Total Duke Energy Ohio				1,173

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(c)	Fossil	Coal	IN	2,845
Cayuga(d)	Fossil	Coal/Oil	IN	1,015
Madison CT	Fossil	Gas	OH	704
Edwardsport	Fossil	Coal/Gas	IN	578
Wheatland CT	Fossil	Gas	IN	520
Vermillion CT(e)	Fossil	Gas	IN	477
Noblesville CC	Fossil	Gas/Oil	IN	310
Henry County CT(f)	Fossil	Gas/Oil	IN	141
Cayuga CT	Fossil	Gas/Oil	IN	110
Purdue CHP	Fossil	Gas	IN	16
Markland	Hydro	Water	IN	54
Distributed generation	Renewable	Solar	IN	21
Battery Storage	Renewable	Storage	IN	15
Total Duke Energy Indiana				6,806

PROPERTIES

Owned MW
Totals by Type	Capacity
Totals by Plant Type
Nuclear	9,322
Fossil	40,104
Hydro	3,762
Renewable	1,951
Total Electric Utilities	55,139
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
(d)Includes Cayuga Internal Combustion.
(e)Jointly owned with WVPA. Duke Energy Indiana's ownership is 62.5% of the facility.
(f)Includes 50 MW contracted to WVPA.
The following table provides information related to EU&I's electric transmission and distribution properties as of December 31, 2024.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,100	—	—	—	400	700
Miles of 230 kV	8,600	2,700	3,400	1,800	—	700
Miles of 100 to 161 kV	12,700	6,900	2,600	1,100	700	1,400
Miles of 13 to 69 kV	8,200	2,800	—	2,300	600	2,500
Total conductor miles of electric transmission lines	31,700	13,000	6,300	5,400	1,700	5,300
Electric Distribution Lines
Miles of overhead lines	171,700	66,700	44,500	25,100	13,300	22,100
Miles of underground line	114,900	44,500	30,100	23,600	6,600	10,100
Total conductor miles of electric distribution lines	286,600	111,200	74,600	48,700	19,900	32,200
Number of electric transmission and distribution substations	3,000	1,200	500	500	300	500
Substantially all of EU&I's electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.
GAS UTILITIES AND INFRASTRUCTURE
GU&I owns transmission pipelines and distribution mains that are generally underground, located near public streets and highways, or on property owned by others for which Duke Energy Ohio and Piedmont have obtained the necessary legal rights to place and operate facilities on such property located within the GU&I service territories. The following table provides information related to GU&I's natural gas distribution as of December 31, 2024.

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	36,300	7,600	28,700
Miles of natural gas service lines	29,700	6,800	22,900
OTHER
Duke Energy owns approximately 7.2 million square feet and leases approximately 2 million square feet of corporate, regional and district office space spread throughout its service territories. See Note 11, "Property, Plant and Equipment," for further information.

LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES
ITEM 3. LEGAL PROCEEDINGS

MTBE Litigation
In December 2017, the state of Maryland filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks and is seeking an unspecified amount of monetary damages. MTBE is a gasoline additive intended to increase the oxygen levels in gasoline and make it burn cleaner. The case was removed from Baltimore City Circuit Court to federal District Court. Initial motions to dismiss filed by the defendants were denied by the court in September 2019, and the matter is now in discovery. In December 2020, the plaintiff and defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants. Discovery will be specific to those sites. At this time, Duke Energy Merchants has not engaged in settlement negotiations with the plaintiff and the plaintiff has not reached a settlement agreement with any defendant. Duke Energy cannot predict the outcome of this matter.
The Town of Carrboro Litigation
On December 4, 2024, the town of Carrboro, North Carolina, filed a lawsuit against Duke Energy in the North Carolina Superior Court, Orange County, alleging that Duke Energy and its predecessor companies knew since the late 1960s that fossil-fuel emissions could cause global climate changes and engaged in a campaign to conceal the dangers of fossil fuel emissions from the public, regulators, legislators, and others, resulting in a delayed transition away from fossil fuel emissions and worsening climate change. The lawsuit also alleges that Duke Energy misled the public regarding Duke Energy’s support for, and actions toward, transitioning its fossil fuel portfolio to renewable energy. The damages alleged range from road and stormwater-system impacts to increased electricity costs and recurring invasions and interferences from extreme weather events. The lawsuit asserts state-law claims for public nuisance, private nuisance, trespass, negligence, and gross negligence, and is seeking an unspecified amount of monetary damages. The case has been transferred to the North Carolina Business Court. Duke Energy cannot predict the outcome of this matter.
In addition, from time to time, the Duke Energy Registrants are parties to various legal, environmental or other regulatory proceedings, including in the ordinary course of business. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Duke Energy Registrants reasonably believe will exceed a specified threshold. Pursuant to the SEC regulations, the Duke Energy Registrants use a threshold of $1 million for such proceedings. See Note 4, “Regulatory Matters,” and Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements, which information is incorporated herein by reference, for discussion of certain legal, environmental and other regulatory proceedings to which the Duke Energy Registrants are a party.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

SECURITIES INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2025, there were 114,684 Duke Energy common stockholders of record. For information on dividends, see the "Dividend Payments" section of Management's Discussion and Analysis.
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
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2024

There were no repurchases of equity securities during the fourth quarter of 2024.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Stock Performance Graph

The following performance graph compares the cumulative TSR from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Index for the past five years. The graph assumes an initial investment of $100 on December 31, 2019, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
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
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2024, 2023 and 2022.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, for a discussion of variance drivers for the year ended December 31, 2023, as compared to December 31, 2022.
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
Executive Overview
This is a dynamic and exciting time for our industry and our company in particular as we move further into the energy transition. While 2024 presented unprecedented challenges as it relates to a historic storm season, we are now in the early stages of the approval and planned construction of significant new generation investments and anticipate growing energy demands in the coming decades from continued migration into our attractive service territories, onshoring of domestic industries, electrification, and data centers and other investments from the expected artificial intelligence revolution. At Duke Energy, we remain focused on continuing to advance our energy transition, maintaining reliability and affordability for our customers while providing cleaner energy and delivering on our commitments to our communities, employees, investors, and other stakeholders. The fundamentals of our business remain strong, allowing us to deliver growth in earnings and dividends in a low-risk, predictable and transparent way.
In 2024, we responded to the most significant hurricane season in our company's history. While several historic, back-to-back hurricanes challenged our operations and required incremental financing costs, we met our near-term financial commitments and continued to make progress, generating positive regulatory and strategic outcomes, advancing key actions related to our energy transition and continuing to provide the safe and reliable service that our communities depend on. We continue to rebuild the most heavily damaged infrastructure impacted by storms in our service territories, engage with our customers and make critical investments to support our ongoing energy transition and a business portfolio that delivers a reliable and growing dividend, with 2024 representing the 98th consecutive year Duke Energy paid a cash dividend on its common stock.

MD&A	DUKE ENERGY
Financial Results
(a)See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted EPS as well as a reconciliation of this non-GAAP financial measure to net income available to Duke Energy and net income available to Duke Energy per basic share.
Duke Energy's 2024 Net Income Available to Duke Energy Corporation (GAAP Reported Earnings) increased primarily due to higher impairments on the sale of the Commercial Renewables business in the prior year. Additional drivers primarily include growth from rate increases and riders, improved weather and higher sales volumes, partially offset by higher interest expense, depreciation on a growing asset base and storm costs, along with a higher effective tax rate. See “Results of Operations” below for a detailed discussion of the consolidated results of operations and a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.
2024 Areas of Focus and Accomplishments
Hurricane Response and Operational Excellence. The reliable and safe operation of our power generating facilities, electric distribution system and natural gas infrastructure in our communities continues to be foundational to serving our customers, our financial results, and our credibility with stakeholders. Our workforce and contract partners work hard to prepare for storm season, through drills, material planning, call center readiness, contingency planning and customer communications. Additionally, operational excellence is especially critical to successfully navigate effective storm response and to efficiently provide the continuity of service our customers demand, regardless of weather or circumstance.
In 2024, with three consecutive major hurricanes Debby, Helene and Milton, this preparation was critical as we responded to several unprecedented and catastrophic weather events across our service territories. The historic nature of these storms required a new level of coordination and teamwork across every organization at our company. In August 2024, Hurricane Debby made landfall in Florida as a Category 1 storm, impacting the Duke Energy Florida territory as well as the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina and causing approximately 700,000 customer outages. In late September 2024, Hurricane Helene made landfall in Florida as a Category 4 storm and subsequently impacted all of Duke Energy's service territories as the storm moved inland, with the most severe damage occurring in Florida and the Carolinas. Approximately 3.5 million customers were impacted by Hurricane Helene across Duke Energy's system, the largest number of companywide outages from a single event on our system ever reported. Then, in October 2024, Hurricane Milton made landfall in Florida as a Category 3 storm, causing severe damage across our Florida service territory as a result of high winds, rain and flooding and resulting in more than 1 million customer outages.
In such extreme circumstances, our immediate priority is, and always will be, executing the extensive storm preparation and response work to ensure the safe, timely, and efficient restoration of service to impacted customers as quickly as possible. Around-the-clock power restoration efforts continued following the historic damage inflicted by these storms with lineworkers, tree trimmers and removal experts, state department of transportation workers and countless others, working to repair and, in certain areas, completely rebuild, the critical electricity infrastructure that powers and supports the communities we serve. Our operations teams worked diligently, restoring power to approximately 5.5 million customers. We've also seen the benefits of ongoing grid hardening investments, leveraging self-healing technologies and remote restoration capabilities to automate the rerouting of power, more effectively deploy resources, and reduce the frequency or duration of outages for many of our customers during severe weather events.
Preparation, sound execution, and a comprehensive communication strategy helped us respond quickly and build stakeholder loyalty and support as we continue the important work of rebuilding our communities, including power infrastructure in the hardest-hit areas of our service territories. While these historic storms created incremental financing needs, we are working with our state commissions to appropriately track and recover storm costs under approved regulatory frameworks on a timely basis. We also remain focused on balancing the bill impacts on our customers, including seeking insurance recovery and the securitization of related costs in certain jurisdictions, as appropriate. For more information, see "Matters Impacting Future Results," "Liquidity and Capital Resources," and Notes 4 and 7 to the Consolidated Financial Statements, "Regulatory Matters" and "Debt and Credit Facilities."

MD&A	DUKE ENERGY
Despite the extreme weather and operational challenges with storm response, our generation fleet and nuclear sites delivered strong performance throughout the year and our electric distribution system performed well. In addition to unprecedented storm response, most of our service territories experienced above-average temperatures this summer, including the warmest July on record in Florida, new energy peaks in the Carolinas and weather alerts from PJM and MISO in the Midwest. In January 2025, due to 65 hours of freezing or below freezing temperatures, Duke Energy Carolinas and Duke Energy Progress achieved a new record combined peak usage. We prepared for the arrival of extreme weather and delivered on our customer commitments, identifying potential risks, effectively maintaining adequate short-term planning reserves, leveraging outage scheduling optimization, and controlling planned and emergent equipment issues. Effective operations and flexibility by our generation and transmission teams managed these tight margins in an efficient manner and ensured the integrity of the grid our customers rely upon. We will continue to practice our forecasting, grid assessment, oversight, and governance processes as extreme weather challenges operations from time to time, evaluate lessons learned and enhance our strategy and communications to effectively serve our customers now and in the future. Our ability to effectively handle all facets of the 2024 storm response efforts while making ongoing investments to enhance the reliability and physical security of the grid is a testament to our team’s extensive preparation and coordination, applying lessons learned from previous storms, and on-the-ground management throughout the restoration efforts. Duke Energy has received 20 Emergency Response Awards since EEI began recognizing storm response in 1998 (including 11 for assisting other utilities).
The safety and health of our workforce is a core value and we remain an industry leader in personal safety as measured by the Occupational Safety and Health Administration's (OSHA) Total Incident Case Rate (TICR). We closely tracked 2023's record-setting safety results with our 2024 TICR coming in below target and anticipate ranking first among North American combined gas and electric companies in an annual industry safety survey for the 10th consecutive year. We expect our gas operations organization to finish in the top 10% according to a gas industry survey for the fourth year in a row. Following on our historic success from 2023, we finished 2024 with less than 100 OSHA recordable injuries. In addition, we achieved significant year-over-year improvement in environmental performance as measured by internal metrics and had no significant environmental events.
Constructive Regulatory and Legislative Outcomes. Modernized regulatory constructs provide benefits, which include improved earnings and cash flows through more timely recovery of investments, as well as stable pricing for customers. One of our long-term strategic goals was to achieve modernized regulatory constructs across all of our jurisdictions. With PBR and MYRP in North Carolina, MYRP in Florida, and grid investment riders in the Midwest, 2024 marked a significant milestone for utilizing these structures across most of our service territories.
Overall, 2024 was a very active year as it relates to regulatory filings, which reflects the important investments and ongoing energy transition across all of our service territories. We continued to move a variety of regulatory initiatives forward this year, including the following:
•In January 2024, Duke Energy Carolinas filed a South Carolina rate case. In May 2024, we reached a constructive comprehensive settlement with certain parties and in July 2024, the PSCSC issued an order approving the settlement and revising recovery of certain environmental compliance costs. New rates were effective August 1, 2024.
•In April 2024, we filed formal requests for new base rates across several jurisdictions including Duke Energy Florida, Duke Energy Indiana and Piedmont.
◦Duke Energy Florida filed a three-year rate plan to begin in January 2025. In August 2024, the FPSC approved our constructive comprehensive settlement with certain parties and new rates were effective January 1, 2025.
◦Duke Energy Indiana filed a general rate case with the IURC and received a constructive order in January 2025. New rates are expected to be effective by March 2025.
◦Piedmont filed a general rate case with the NCUC and reached a constructive comprehensive settlement with certain parties in September 2025. Revised interim rates were effective November 1, 2024, subject to refund and pending NCUC approval of the settlement and a final order, which was received in January 2025.
•Also, in April 2024, Duke Energy Progress issued $177 million of storm recovery bonds, our first issuance under South Carolina's 2022 securitization legislation, which provided the necessary framework for us to lower the bill impacts on our customers related to critical storm restoration activities. In December 2024, we initiated securitization filings in North Carolina related to the unprecedented back-to-back hurricanes of 2024 and are also pursuing timely recovery of storm costs under existing regulatory mechanisms in Florida.
•In December 2024, Duke Energy Kentucky filed an electric base rate case and new rates are anticipated to go into effect in July 2025.
In 2024, we also began to sell nuclear PTCs as allowed under the Inflation Reduction Act. These proceeds are expected to have significant benefits to customers and lower the cost of the energy transition as the sales proceeds, net of associated costs, are flowed back to customers through lower rates under regulatory mechanisms in applicable jurisdictions.
Energy Transition. Faced with anticipated long-term growth not seen for decades, our industry continues to experience an unprecedented level of change and 2024 was a dynamic year for our company as we navigated storm response and continued to execute on our strategic priorities.
Generating Reliable, Affordable and Cleaner Energy
We continue to balance reliability and affordability in light of expected increases in long-term demand for electricity in our service territories in the coming decades. While we continue to target a transition out of coal by 2035, subject to regulatory approvals, our focus remains on meeting the growing and evolving energy needs of our customers through a long-range, enterprise strategy that involves modernizing our assets with reliability and affordability top of mind. Although our path will not be linear as we retire coal and bring new generation resources online, we have made strong progress to date in reducing carbon emissions from electricity generation (a 44% reduction from 2005) and have established goals to do more (50% reduction by 2030, 80% by 2040, and net zero by 2050). We are also working to reduce Scope 2 and certain Scope 3 emissions, including emissions from upstream purchased power and fossil fuel purchases, as well as downstream customer use of natural gas, by 50% by 2035, on the way to net zero by 2050.

MD&A	DUKE ENERGY
Over the next decade, we expect to deploy between approximately $190 billion and $200 billion of capital into our regulated businesses, driven by energy transition investments designed to ensure reliable, affordable, and cleaner energy while meeting expected growth in energy demand in the coming decades. These investments will maintain reliability and affordability, drive economic benefits for the communities we serve, deliver cleaner energy and reduce our customers' exposure to fuel volatility. We have filed and refined comprehensive IRPs consistent with this strategy in multiple jurisdictions, allowing us to make needed investments to increase grid resiliency and enable coal plant retirements, renewables and energy storage.
As we look beyond 2030, we will need additional tools to continue our progress. We will actively work to advocate for research and development and deployment of carbon-free, dispatchable resources. This includes longer-duration energy storage, advanced nuclear technologies, carbon capture and zero-carbon fuels.
Carolinas Resource Plan
Our energy transition strategy continues to focus on delivering a path to cleaner energy in a manner that protects grid reliability and affordability, all while meeting the energy demands of the growing and economically vibrant communities that we serve. In January 2024, we filed supplemental modeling and analysis with the NCUC and PSCSC related to our combined systemwide Carolinas Resource Plan filed in 2023. These updates were necessary due to substantially increased load forecasts resulting from continued economic development successes in the Carolinas occurring since the systemwide integrated resource plan was prepared. In March 2024, we filed CPCNs for new natural gas generation facilities in North Carolina and made a similar filing in South Carolina for a new solar facility. In 2024, these generation facility filings were approved along with receiving broader approval and direction on the Carolinas Resource Plan from both the NCUC and PSCSC.
Modernizing the Power Grid and Natural Gas Infrastructure
We are leveraging new technology, digital tools and data analytics across the business in response to a transforming landscape and our grid improvement programs continue to be a key component of our growth strategy. Modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding, helps to ensure the system is better prepared for severe weather, improves the system's reliability and flexibility, and provides better information and services for our customers. We continue to enhance our customers' experience with the Self-Optimizing Grid (SOG), our flagship grid improvement program spanning all of Duke Energy’s regulated utilities. In 2024, our SOG investments helped to avoid approximately 925,000 customer interruptions across our six-state electric service area, preventing customers from having more than 8.6 million hours of lost outage time during major events.
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
Macroeconomic Environment. Duke Energy has a demonstrated track record of executing on our business plans while driving efficiencies and productivity in the business. Despite higher interest rates and navigating the operational and financial impacts of unprecedented hurricanes across our service territories, we achieved financial results within our adjusted EPS guidance and continued our cost-management journey with a focus on driving productivity, increasing flexibility and prioritizing spend based on risk and strategic value to our customers and investors. We've built a culture of continuous improvement and continue to identify ways to reduce operating costs, remaining focused on organization simplification, automation, outsourcing and continued operational excellence.
Volatile commodity prices led to rapid fuel cost increases in 2022, impacting the price of electricity in all of our jurisdictions. We actively worked to manage and maintain prices at lower levels than they otherwise would have been in light of increased commodity prices, working with our regulators to extend recovery periods in certain jurisdictions in a way that was manageable for our customers. We've experienced increased stability in these markets and have now fully recovered these deferred fuel costs, with remaining balances back in line with our historical average as of December 31, 2024. Additionally, while interest rates and inflation have moderated to a degree, we continued to successfully navigate supply chain challenges for major equipment components for new generation and the grid. For solar panels, we've executed longer supply agreements and we continue to proactively secure equipment in advance of hurricane season. Our procurement teams also continue to execute on action plans to enhance planning, augment supply, amend operations and leverage our scale to continue to mitigate these risks to the extent possible.
Recent macroeconomic headwinds aside, the level of economic development success and growth experienced in our service territories is significantly above what we have experienced over the last two decades. We successfully worked with our state partners to win 78 economic development projects in 2024 alone, representing approximately $26 billion in new capital investment and over 16,000 new jobs within our service territories. These projects include transformational life sciences, automotive, and semiconductors facilities as well as data centers. Supporting the increasing generation load demands expected from projects like these in the coming years is an immense opportunity for our Company and the communities we proudly serve.
Customer Satisfaction. Duke Energy continues to transform the customer experience through our use of customer data to better inform operational priorities and performance levels. This data-driven approach allows us to identify the investments that are most important to the customer experience. While customer satisfaction across our industry continues to be impacted by the macroeconomic environment and the impacts of inflationary pressures including higher fuel prices and interest rates on customer bills, our work continues to be recognized by our customers, with strong customer satisfaction scores in our jurisdictions including Piedmont, which was ranked No. 1 in customer satisfaction by J.D. Power for residential natural gas service in the south for the third year in a row.

MD&A	DUKE ENERGY
Duke Energy Objectives – 2025 and Beyond
At Duke Energy, our business strategy centers on meeting growing energy needs and powering the modern economy, while delivering reliable, affordable and cleaner energy to our customers and communities. To meet these goals, we are safely transforming and readying our system by investing in secure and innovative technologies, modernizing our gas and electric infrastructure and integrating efficiency and demand management programs. As we transition our business to meet anticipated increased long-term demand while delivering more efficient sources of energy, we are focused on creating sustainable value for our customers and shareholders by leveraging business transformation to exceed customer expectations, optimizing investments to drive attractive shareholder returns and providing new product offerings and solutions that deliver growth and customer value. To achieve these objectives, we are partnering with stakeholders, championing public policy that advances innovation and continuing to leverage regulatory models that support the delivery of reliable energy, timely cost recovery and affordable customer rates.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants and Business Segments.
Regulatory Matters
Coal Ash Costs
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. Duke Energy is participating in legal challenges to the 2024 CCR Rule. Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see “Other Matters” and Notes 4 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations."
Storm Cost Recovery
From August through October 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. Hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Appropriate storm cost recovery mechanisms are in place to track and recover incremental costs from such events. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude has resulted in incremental financing needs until cost recovery occurs and may impact the near-term results of operations, financial position, or cash flows of the impacted registrants. For more information related to storm cost estimates, regulatory asset deferrals, and financing activities, see "Liquidity and Capital Resources" and Notes 4 and 7 to the Consolidated Financial Statements, "Regulatory Matters" and "Debt and Credit Facilities."
EPA Regulations of GHG Emissions
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Duke Energy is analyzing the potential impacts the rules could have on the Company, which could be material and may influence the timing, nature, and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in legal challenges to the final rules. For more information, see "Other Matters."
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and public policy outcomes, including the potential impacts from possible new tariffs or other actions from the new presidential administration that could disrupt or impact Duke Energy's supply chain, future financial results, capital plan execution or the achievement of its energy transition.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2024, as described in Note 12 to the Consolidated Financial Statements, "Goodwill and Intangible Assets." As of this date, all of the Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. While no goodwill impairment charges have been recorded in the accompanying Consolidated Statements of Operations, the potential for deteriorating economic conditions impacting GU&I's future cash flows or equity valuations of peer companies could impact the estimated fair value of GU&I, and goodwill impairment charges could be recorded in the future.
Other
Duke Energy continues to monitor general market conditions, including the potential for interest rate pressures on the Company's cost of capital, which may impact Duke Energy's execution of its capital plan, future financial results, or the achievement of its energy transition.

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
Special items included in the periods presented include the following, which management believes do not reflect ongoing costs:
•Organizational Optimization represents costs associated with strategic repositioning to a fully regulated utility.
•Regulatory Matters primarily represents net impairment charges related to Duke Energy Carolinas' and Duke Energy Progress' North Carolina and South Carolina rate case orders and Duke Energy Carolinas' North Carolina rate case settlement, and charges related to Duke Energy Indiana post-retirement benefits.
•System Post-Implementation Costs represents the net impact of charges related to nonrecurring customer billing adjustments as a result of implementation of a new customer system.

•Preferred Redemption Costs represents charges related to the redemption of Series B Preferred Stock.

•Noncore Asset Sales and Net Impairments primarily represents charges related to certain joint venture electric transmission projects and certain renewable natural gas investments.
•Captive Storm Deductible represents charges related to an insurance deductible for Hurricane Helene property losses.
Discontinued operations primarily includes impairments on the sale of the Commercial Renewables business and results from Duke Energy's     Commercial Renewables Disposal Groups.
Duke Energy’s adjusted earnings and adjusted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.

MD&A	DUKE ENERGY
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2024		2023
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$4,402	$5.71	$2,735	$3.54
Adjustments to Reported:
Organizational Optimization(a)	—	—	95	0.13
Regulatory Matters(b)	43	0.06	64	0.08
System Post-Implementation Costs(c)	16	0.02	—	—
Preferred Redemption Costs(d)	16	0.02	—	—
Noncore Asset Sales and Net Impairments(e)	54	0.07	—	—
Captive Storm Deductible(f)	18	0.02	—	—
Discontinued Operations(g)	(7)	(0.01)	1,391	1.81
Adjusted Earnings/Adjusted EPS	$4,542	$5.90	$4,285	$5.56
Note: Total EPS may not foot due to rounding.

(a)    Net of tax benefit of $29 million. $110 million recorded within Operations, maintenance and other and $14 million within Impairment of assets and other charges.
(b)    Net of tax benefits of $15 million and $20 million for the years ended December 31, 2024 and 2023, respectively. $42 million recorded within Impairment of assets and other charges, $29 million recorded within Operating revenues, $2 million within Operations, maintenance and other, $11 million reduction recorded within Interest Expense, and a $4 million reduction within NCI for the year ended December 31, 2024. $68 million within Impairment of assets and other charges and $16 million within Operations, maintenance and other for the year ended December 31, 2023.
(c)    Net of tax benefit of $5 million. $17 million recorded within Operating Revenues, $1 million recorded within Operations, maintenance and other, and $3 million recorded within Other income and expenses.
(d)    Recorded within Preferred Redemption Costs.
(e)    Net of $11 million tax benefit. $69 million recorded within Equity in (losses) earnings of unconsolidated affiliates and $4 million recorded within Gains on sales of other assets and other, net.
(f)    Net of $5 million tax benefit. $23 million recorded within Operations, maintenance and other.
(g)    Recorded in Income (Loss) from Discontinued Operations, net of tax, and Net Income (Loss) Attributable to NCI.
Year Ended December 31, 2024, as compared to 2023
GAAP Reported EPS was $5.71 for the year ended December 31, 2024, compared to $3.54 for the year ended December 31, 2023. In addition to the drivers below, the increase in GAAP Reported Earnings/EPS was also due to higher impairments on the sale of the Commercial Renewables business in the prior year.
As discussed and shown in the table above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $5.90 for the year ended December 31, 2024, compared to $5.56 for the year ended December 31, 2023. The increase in Adjusted Earnings/Adjusted EPS was primarily due to growth from rate increases and riders, improved weather and higher sales volumes, partially offset by higher interest expense, depreciation on a growing asset base and storm costs, along with a higher effective tax rate.
SEGMENT RESULTS
The remaining information presented in this discussion of results of operations is on a GAAP basis. Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to NCI and preferred stock dividends. Segment income includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements.
Duke Energy's segment structure includes Electric Utilities and Infrastructure (EU&I) and Gas Utilities and Infrastructure (GU&I). The remainder of Duke Energy’s operations is presented as Other. See Note 3 to the Consolidated Financial Statements, “Business Segments,” for additional information on Duke Energy’s segment structure.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$28,093	$26,921	$1,172
Operating Expenses
Fuel used in electric generation and purchased power	9,285	9,164	121
Operations, maintenance and other	5,185	5,309	(124)
Depreciation and amortization	5,128	4,684	444
Property and other taxes	1,305	1,320	(15)
Impairment of assets and other charges	37	75	(38)
Total operating expenses	20,940	20,552	388
Gains on Sales of Other Assets and Other, net	3	28	(25)
Operating Income	7,156	6,397	759
Other Income and Expenses, net	528	517	11
Interest Expense	2,006	1,850	156
Income Before Income Taxes	5,678	5,064	614
Income Tax Expense	820	742	78
Less: Income Attributable to Noncontrolling Interest	88	99	(11)
Segment Income	$4,770	$4,223	$547

Duke Energy Carolinas GWh sales	91,096	87,635	3,461
Duke Energy Progress GWh sales	69,017	66,717	2,300
Duke Energy Florida GWh sales	43,846	43,384	462
Duke Energy Ohio GWh sales	23,982	23,307	675
Duke Energy Indiana GWh sales	30,685	30,219	466
Total Electric Utilities and Infrastructure GWh sales	258,626	251,262	7,364
Net proportional MW capacity in operation	55,139	54,404	735
Year Ended December 31, 2024, as compared to 2023
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, improved weather, and higher weather-normal retail sales volumes, partially offset by higher depreciation. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $684 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Kentucky and the 2021 Settlement at Duke Energy Florida;
•a $286 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•a $204 million increase in weather-normal retail sales volumes;
•a $120 million increase in fuel revenues primarily due to net higher fuel cost recovery in the current year;
•a $103 million increase in rider revenues primarily for the SPP at Duke Energy Florida and the Distribution Capital Investment Rider at Duke Energy Ohio; and
•a $92 million increase in other revenues for customer programs at Duke Energy Florida.
Partially offset by:
•a $190 million decrease in storm revenues at Duke Energy Florida;
•a $30 million decrease in wholesale revenues, including fuel, primarily due to the expiration of a wholesale customer contract at Duke Energy Indiana;
•a $29 million decrease in retail revenues due to an increase of a regulatory liability associated with certain employee post-retirement benefits at Duke Energy Indiana; and
•a $29 million decrease in franchise tax revenue primarily due to decreased revenues over prior year at Duke Energy Florida.

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $444 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida and higher depreciable base and higher net amortizations driven by the North Carolina rate cases at Duke Energy Carolinas and Duke Energy Progress; and
•a $121 million increase in fuel used in electric generation and purchased power due to higher recovery of fuel expense at Duke Energy Carolinas and Duke Energy Progress, partially offset by lower deferred fuel amortization and lower fuel prices and volumes at Duke Energy Indiana, Duke Energy Florida and Duke Energy Ohio.
Partially offset by:
•a $124 million decrease in operation, maintenance and other primarily driven by lower storm amortization at Duke Energy Florida, partially offset by higher storm costs and service company allocations; and
•a $38 million decrease in impairment of assets and other charges primarily related to the prior year North Carolina rate case impacts at Duke Energy Carolinas and Duke Energy Progress.
Gains on Sales of Other Assets and Other, net. The decrease was primarily due to the sale of property in the prior year at Duke Energy Carolinas.
Interest Expense. The increase was primarily driven by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT and PTCs. The ETRs for the years ended December 31, 2024, and 2023, were 14.4% and 14.7%, respectively.
Gas Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$2,390	$2,266	$124
Operating Expenses
Cost of natural gas	565	593	(28)
Operation, maintenance and other	478	455	23
Depreciation and amortization	400	349	51
Property and other taxes	149	129	20
Impairment of assets and other charges	—	(4)	4
Total operating expenses	1,592	1,522	70
Operating Income	798	744	54
Other income and expenses, net	10	106	(96)
Interest Expense	256	217	39
Income Before Income Taxes	552	633	(81)
Income Tax Expense	99	116	(17)
Less: Loss Attributable to Noncontrolling Interest	(1)	(2)	1
Segment Income	$454	$519	$(65)

Piedmont Local Distribution Company (LDC) throughput (Dth)	616,724,667	569,752,712	46,971,955
Duke Energy Midwest LDC throughput (MCF)	77,923,033	79,548,620	(1,625,587)
Year Ended December 31, 2024, as compared to 2023
GU&I’s results were impacted primarily by higher depreciation and amortization, impairments for investments in SustainRNG projects, higher interest expense and higher property and other taxes, partially offset by higher margin growth. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE
Operating Revenues. The variance was driven primarily by:
•a $50 million increase due to North Carolina base rate increases;
•a $38 million increase due to higher base rates, primarily from the Duke Energy Ohio rate case, partially offset by lower rider revenue at Duke Energy Ohio;
•a $26 million increase due to Tennessee ARM revenue;
•a $21 million increase due to unregulated RNG revenue;
•a $14 million increase due to rate stabilization mechanisms in South Carolina; and
•a $10 million increase due to customer growth.
Partially offset by:
•a $40 million decrease due to lower natural gas costs passed through to customers, partially offset by higher rates, higher volumes and lower secondary marketing sales.
Operating Expenses. The variance was driven primarily by:
•a $51 million increase in depreciation and amortization primarily due to higher depreciable base and higher depreciation for certain unregulated RNG projects;
•a $23 million increase in operations, maintenance and other primarily due to higher operating costs for unregulated RNG projects, higher pipeline safety and integrity work and higher information technology project costs; and
•a $20 million increase in property and other taxes due to a higher base upon which property taxes are levied.
Partially offset by:
•a $28 million decrease in cost of natural gas due to lower natural gas costs passed through to customers, partially offset by higher rates, higher volumes and lower secondary marketing.
Other Income and Expenses, net. The decrease was primarily due to impairments for investments in SustainRNG projects, lower revenue at SustainRNG and the revision in the prior year related to ACP ARO closure cost.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income. The ETRs for the years ended December 31, 2024, and 2023, were 17.9% and 18.3%, respectively.
Other

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$157	$134	$23
Operating Expenses	227	249	(22)
Gains on Sales of Other Assets and Other, net	22	24	(2)
Operating Loss	(48)	(91)	43
Other Income and Expenses, net	257	258	(1)
Interest Expense	1,245	1,097	148
Loss Before Income Taxes	(1,036)	(930)	(106)
Income Tax Benefit	(329)	(420)	91
Less: Preferred Dividends	106	106	—
Less: Preferred Redemption Costs	16	—	16
Net Loss	$(829)	$(616)	$(213)
Year Ended December 31, 2024, as compared to 2023
Other's results were impacted by higher interest expense and lower income tax and franchise tax benefits, partially offset by lower severance costs in the current year.
Operating Revenues. The increase was driven by favorable premiums related to captive insurance.
Operating Expenses. The decrease was driven by lower severance costs and lower franchise tax benefits, partially offset by higher contributions to the Duke Energy Foundation.
Interest Expense. The variance was primarily due to higher outstanding long-term debt balances and interest rates.
Income Tax Benefit. The decrease in the tax benefit was primarily due to the benefits associated with tax efficiency efforts in the prior year, partially offset by an increase in pretax losses. The ETRs for the years ended December 31, 2024, and 2023, were 31.8% and 45.2%,

MD&A	SEGMENT RESULTS - OTHER
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
Preferred Redemption Costs. The increase was due to the redemption of the Company’s Series B Preferred Stock.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

	Years Ended December 31,
(in millions)	2024	2023	Variance
Income (Loss) From Discontinued Operations, net of tax	$10	$(1,455)	$1,465
Year Ended December 31, 2024, as compared to 2023
The variance was primarily driven by higher impairments on the sale of the Commercial Renewables business in the prior year.

MD&A	DUKE ENERGY CAROLINAS
SUBSIDIARY REGISTRANTS
Basis of Presentation
The results of operations and variance discussion for the Subsidiary Registrants is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
DUKE ENERGY CAROLINAS
Results of Operations

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$9,718	$8,288	$1,430
Operating Expenses
Fuel used in electric generation and purchased power	3,251	2,524	727
Operation, maintenance and other	1,740	1,774	(34)
Depreciation and amortization	1,768	1,593	175
Property and other taxes	346	320	26
Impairment of assets and other charges	31	44	(13)
Total operating expenses	7,136	6,255	881
Gains on Sales of Other Assets and Other, net	2	26	(24)
Operating Income	2,584	2,059	525
Other Income and Expenses, net	247	238	9
Interest Expense	722	686	36
Income Before Income Taxes	2,109	1,611	498
Income Tax Expense	226	141	85
Net Income	$1,883	$1,470	$413
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	4.6%
Commercial sales	2.1%
Industrial sales	0.5%
Wholesale power sales	14.0%
Joint dispatch sales	(3.2)%
Total sales	3.9%
Average number of customers	2.2%
Year Ended December 31, 2024, as compared to 2023
Operating Revenues. The variance was driven primarily by:
•a $692 million increase in fuel revenues due to higher fuel rates and volumes;
•a $454 million increase due to higher pricing from the North Carolina and South Carolina rate cases;
•a $151 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling;
•an $80 million increase in weather-normal retail sales volumes; and
•a $26 million increase in wholesale power revenues primarily due to higher contractual demand and sales.
Operating Expenses. The variance was driven primarily by:
•a $727 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expense and higher volumes, partially offset by lower natural gas prices;
•a $175 million increase in depreciation and amortization primarily due to higher depreciable base and higher net amortizations driven by the North Carolina rate case; and
•a $26 million increase in property and other taxes primarily due to higher franchise taxes.

MD&A	DUKE ENERGY CAROLINAS
Partially offset by:
•a $34 million decrease in operation, maintenance and other primarily due to lower outage costs and lower customer charge-offs, partially offset by higher storm costs; and
•a $13 million decrease in impairment of assets and other charges primarily related to the prior year North Carolina rate case order and the current year South Carolina rate case order.
Gains on Sales of Other Assets and Other, net. The decrease was primarily due to the sale of property in the prior year.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
PROGRESS ENERGY
Results of Operations

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$13,633	$13,544	$89
Operating Expenses
Fuel used in electric generation and purchased power	4,755	5,026	(271)
Operation, maintenance and other	2,463	2,636	(173)
Depreciation and amortization	2,393	2,151	242
Property and other taxes	617	644	(27)
Impairment of assets and other charges	6	28	(22)
Total operating expenses	10,234	10,485	(251)
Gains on Sales of Other Assets and Other, net	27	27	—
Operating Income	3,426	3,086	340
Other Income and Expenses, net	235	201	34
Interest Expense	1,064	954	110
Income Before Income Taxes	2,597	2,333	264
Income Tax Expense	426	377	49
Net Income	$2,171	$1,956	$215
Year Ended December 31, 2024, as compared to 2023
Operating Revenues. The variance was driven primarily by:
•a $198 million increase due to higher pricing from the North Carolina and South Carolina rate cases at Duke Energy Progress and the 2021 Settlement at Duke Energy Florida;
•a $111 million increase in weather-normal retail sales volumes at Duke Energy Progress;
•a $95 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling, at Duke Energy Progress and Duke Energy Florida;
•a $92 million increase in higher transmission revenues, higher Clean Energy Connection subscription revenues and higher residential fixed bill program revenues at Duke Energy Florida; and
•a $56 million increase in rider revenues primarily due to higher rates for the SPP, Energy Conservation Cost Recovery and Environmental Cost Recovery at Duke Energy Florida.
Partially offset by:
•a $223 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates billed to retail customers at Duke Energy Florida, partially offset by an increase in fuel rates and volumes at Duke Energy Progress;
•a $190 million decrease in storm revenues at Duke Energy Florida; and
•a $29 million decrease in franchise tax revenue primarily due to decreased revenues over prior year at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $271 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel costs driven by lower natural gas prices and fuel cost recovery, and lower purchased power costs driven by the expiration of contracts in the current year at Duke Energy Florida, partially offset by recovery of fuel expenses and higher volumes at Duke Energy Progress;

MD&A	PROGRESS ENERGY
•a $173 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida;
•a $27 million decrease in property and other taxes primarily due to lower property taxes and lower franchise and gross receipts tax driven by lower revenues at Duke Energy Florida; and
•a $22 million decrease in impairment of assets and other charges due to prior year rate case impacts at Duke Energy Progress.
Partially offset by:
•a $242 million increase in depreciation and amortization due to lower amortization of the DOE settlement regulatory liability and higher depreciable base at Duke Energy Florida and higher depreciation rates driven by the North Carolina rate case and higher depreciable base at Duke Energy Progress.
Other Income and Expenses, net. The increase was primarily driven by miscellaneous income and AFUDC equity due to higher AFUDC base compared to the prior year at Duke Energy Progress.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates at Duke Energy Progress and Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in PTCs.
DUKE ENERGY PROGRESS
Results of Operations

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$7,017	$6,488	$529
Operating Expenses
Fuel used in electric generation and purchased power	2,409	2,203	206
Operation, maintenance and other	1,388	1,379	9
Depreciation and amortization	1,336	1,266	70
Property and other taxes	177	164	13
Impairment of assets and other charges	6	29	(23)
Total operating expenses	5,316	5,041	275
Gains on Sales of Other Assets and Other, net	2	3	(1)
Operating Income	1,703	1,450	253
Other Income and Expenses, net	143	124	19
Interest Expense	493	427	66
Income Before Income Taxes	1,353	1,147	206
Income Tax Expense	189	149	40
Net Income	$1,164	$998	$166
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	3.9%
Commercial sales	3.5%
Industrial sales	(3.3)%
Wholesale power sales	3.8%
Joint dispatch sales	3.4%
Total sales	3.4%
Average number of customers	2.1%
Year Ended December 31, 2024, as compared to 2023
Operating Revenues. The variance was driven primarily by:
•a $256 million increase in fuel revenues due to higher fuel rates and volumes;
•a $127 million increase due to higher pricing from the North Carolina and South Carolina rate cases;
•a $111 million increase in weather-normal retail sales volumes; and
•a $72 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling.

MD&A	DUKE ENERGY PROGRESS
Operating Expenses. The variance was driven primarily by:
•a $206 million increase in fuel used in electric generation and purchased power primarily due to the recovery of fuel expenses and higher volumes, partially offset by lower natural gas prices; and
•a $70 million increase in depreciation and amortization primarily due to higher depreciation rates driven by the North Carolina rate case and higher depreciable base.
Partially offset by:
•a $23 million decrease in impairment of assets and other charges primarily due to prior year rate case impacts.
Other Income and Expenses, net. The increase was driven primarily by miscellaneous income and AFUDC equity due to higher AFUDC base compared to the prior year.
Interest Expense. The increase was driven primarily by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY FLORIDA
Results of Operations

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$6,595	$7,036	$(441)
Operating Expenses
Fuel used in electric generation and purchased power	2,346	2,823	(477)
Operation, maintenance and other	1,055	1,239	(184)
Depreciation and amortization	1,057	885	172
Property and other taxes	440	480	(40)
Impairment of assets and other charges	—	(1)	1
Total operating expenses	4,898	5,426	(528)
Gains on Sales of Other Assets and Other, net	3	2	1
Operating Income	1,700	1,612	88
Other Income and Expenses, net	86	78	8
Interest Expense	457	413	44
Income Before Income Taxes	1,329	1,277	52
Income Tax Expense	268	261	7
Net Income	$1,061	$1,016	$45
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

Increase (Decrease) over prior year	2024
Residential sales	1.3%
Commercial sales	0.8%
Industrial sales	(3.2)%
Wholesale power sales	3.9%
Total sales	1.1%
Average number of customers	2.1%
Year Ended December 31, 2024, as compared to 2023
Operating Revenues. The variance was driven primarily by:
•a $479 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates;
•a $190 million decrease in storm revenues; and
•a $29 million decrease in franchise tax revenue primarily due to decreased revenues over the prior year.
Partially offset by:
•a $92 million increase in higher transmission revenues, higher Clean Energy Connection subscription revenues and higher residential fixed bill program revenues;

MD&A	DUKE ENERGY FLORIDA
•a $71 million increase due to higher pricing from the 2021 Settlement;
•a $56 million increase in rider revenues primarily due to higher rates for the SPP, Energy Conservation Cost Recovery and Environmental Cost Recovery; and
•a $23 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $477 million decrease in fuel used in electric generation and purchased power primarily due lower fuel costs driven by lower natural gas prices and fuel cost recovery and lower purchased power costs driven by the expiration of contracts in the current year;
•a $184 million decrease in operation, maintenance and other primarily due to lower storm amortization; and
•a $40 million decrease in property and other taxes primarily due to lower franchise and gross receipts tax driven by lower revenues.
Partially offset by:
•a $172 million increase in depreciation and amortization primarily due to lower amortization of the DOE settlement regulatory liability and higher depreciable base.
Interest Expense. The increase was primarily driven by lower interest credits on recovery clauses due to lower deferred balances, higher outstanding debt balances and interest rates, partially offset by lower intercompany interest expense.
DUKE ENERGY OHIO
Results of Operations

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues
Regulated electric	$1,905	$1,868	$37
Regulated natural gas	640	639	1
Total operating revenues	2,545	2,507	38
Operating Expenses
Fuel used in electric generation and purchased power	538	608	(70)
Cost of natural gas	142	163	(21)
Operation, maintenance and other	485	478	7
Depreciation and amortization	403	367	36
Property and other taxes	400	364	36
Impairment of assets and other charges	—	3	(3)
Total operating expenses	1,968	1,983	(15)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	578	525	53
Other Income and Expenses, net	19	41	(22)
Interest Expense	192	169	23
Income Before Income Taxes	405	397	8
Income Tax Expense	64	63	1
Net Income	$341	$334	$7
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2024	2024
Residential sales	4.5%	(6.0)%
Commercial sales	4.1%	(4.0)%
Industrial sales	(3.8)%	20.2%
Wholesale electric power sales	16.6%	n/a
Other natural gas sales	n/a	(1.1)%
Total sales	2.9%	(2.0)%
Average number of customers	1.1%	0.8%

MD&A	DUKE ENERGY OHIO
Year Ended December 31, 2024, as compared to 2023
Operating Revenues. The variance was driven primarily by:
•a $62 million increase in retail revenue riders primarily due to the Distribution Capital Investment Rider, Distribution Storm Rider and Uncollectible Expense Rider, partially offset by a decrease in the Energy Efficiency Rider;
•a $42 million increase in revenues related to higher Ohio Valley Electric Corporation (OVEC) rider collections and OVEC sales into PJM Interconnection, LLC;
•a $34 million increase due to higher pricing from the Duke Energy Ohio natural gas rate case, net of decreases in the Ohio CEP rider and Accelerated Main Replacement Program Rider;
•a $32 million increase due to higher pricing from the Duke Energy Kentucky electric rate case;
•an $18 million increase in transmission revenue; and
•a $16 million increase due to improved weather compared to prior year.
Partially offset by:
•a $177 million decrease in fuel-related revenues primarily due to lower full-service retail sales volumes, as well as decreased natural gas costs.
Operating Expenses. The variance was driven primarily by:
•a $91 million decrease in fuel expense primarily driven by lower retail prices for natural gas and purchased power and a decrease in purchased power volumes.
Partially offset by:
•a $36 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and depreciation rates resulting from the Duke Energy Kentucky electric rate case implemented in 2023 and CEP deferrals in 2024; and
•a $36 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied, partially offset by lower franchise taxes.
Other Income and Expenses, net. The decrease was primarily driven by lower intercompany interest income.
Interest Expense. The increase was primarily driven by higher outstanding debt balances and interest rates.
DUKE ENERGY INDIANA
Results of Operations

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$3,040	$3,399	$(359)
Operating Expenses
Fuel used in electric generation and purchased power	964	1,217	(253)
Operation, maintenance and other	671	713	(42)
Depreciation and amortization	676	666	10
Property and other taxes	50	59	(9)
Total operating expenses	2,361	2,655	(294)
Operating Income	679	744	(65)
Other Income and Expenses, net	62	76	(14)
Interest Expense	229	213	16
Income Before Income Taxes	512	607	(95)
Income Tax Expense	71	110	(39)
Net Income	$441	$497	$(56)

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential sales	4.4%
Commercial sales	4.6%
Industrial sales	(0.2)%
Wholesale power sales	(7.7)%
Total sales	1.5%
Average number of customers	1.7%
Year Ended December 31, 2024, as compared to 2023
Operating Revenues. The variance was driven primarily by:
•a $238 million decrease in retail fuel revenues primarily due to lower fuel rates;
•a $55 million decrease in wholesale revenues, including fuel, primarily due to the expiration of wholesale customer contracts;
•a $29 million decrease in retail revenues due to an increase of a regulatory liability associated with certain employee post-retirement benefits; and
•a $15 million decrease in revenues primarily due to the provision for rate refund related to the Load Control Adjustment rider.
Operating Expenses. The variance was driven primarily by:
•a $253 million decrease in fuel used in electric generation and purchased power primarily due to lower deferred fuel amortization and lower purchased power expense, partially offset by higher coal and natural gas costs; and
•a $42 million decrease in operation, maintenance and other primarily due to lower outage costs and lower customer charge-offs.
Other Income and Expenses, net. The decrease is primarily due to lower intercompany interest income.
Interest Expense. The increase is primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The decrease in tax expense was primarily due to a decrease in pretax income and an increase in the amortization of EDIT.
PIEDMONT
Results of Operations

	Years Ended December 31,
(in millions)	2024	2023	Variance
Operating Revenues	$1,729	$1,628	$101
Operating Expenses
Cost of natural gas	423	430	(7)
Operation, maintenance and other	359	344	15
Depreciation and amortization	261	237	24
Property and other taxes	55	59	(4)
Impairment of assets and other charges	—	(4)	4
Total operating expenses	1,098	1,066	32
Operating Income	631	562	69
Other Income and Expenses, net	62	66	(4)
Interest Expense	185	165	20
Income Before Income Taxes	508	463	45
Income Tax Expense	95	84	11
Net Income	$413	$379	$34

MD&A	PIEDMONT
The following table shows the percent changes in Dth delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2024
Residential deliveries	10.1%
Commercial deliveries	6.9%
Industrial deliveries	(0.3)%
Power generation deliveries	10.5%
For resale	(0.6)%
Total throughput deliveries	8.2%
Secondary market volumes	(4.4)%
Average number of customers	1.6%
Year Ended December 31, 2024, as compared to 2023
Operating Revenues. The variance was driven primarily by:
•a $50 million increase due to North Carolina base rate increases;
•a $26 million increase due to Tennessee ARM revenue;
•a $14 million increase due to rate stabilization mechanisms in South Carolina;
•a $10 million increase due to customer growth; and
•a $9 million increase due to North Carolina IMR.
Partially offset by:
•a $15 million decrease due to secondary marketing sales.
Operating Expenses. The variance was driven primarily by:
•a $24 million increase in depreciation and amortization due to higher depreciable base; and
•a $15 million increase in operations, maintenance and other primarily due to higher outside services, information technology project costs and service company costs.
Partially offset by:
•a $7 million decrease in the cost of natural gas due to lower natural gas costs passed through to customers, partially offset by higher volumes, higher rates, and lower secondary marketing.
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
Management continually assesses whether recorded regulatory assets are probable of future recovery by considering factors such as:
•applicable regulatory environment changes;
•historical regulatory treatment for similar costs in Duke Energy’s jurisdictions;

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
For further information, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
Goodwill Impairment Assessments
Duke Energy performed its annual goodwill impairment tests for all reporting units as of August 31, 2024. Additionally, Duke Energy monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include an adverse regulatory outcome, declining financial performance and deterioration of industry or market conditions. As of August 31, 2024, all of the reporting units' estimated fair value of equity exceeded the carrying value of equity. The fair values of the reporting units were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries.
Estimated future cash flows under the income approach are based on Duke Energy’s internal business plan. Significant assumptions used are growth rates, future rates of return expected to result from ongoing rate regulation and discount rates. Management determines the appropriate discount rate for each of its reporting units based on the Weighted Average Cost of Capital (WACC) for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2024 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company-specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2024, for each of Duke Energy’s reporting units ranged from 6.3% to 6.5%. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
One of the most significant assumptions utilized in determining the fair value of reporting units under the market approach is implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of August 31. The implied market multiples used for calculating the fair values as of August 31, 2024, for each of Duke Energy's reporting units ranged from 9.1 to 11.7.
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
Duke Energy has $19.3 billion in Goodwill at both December 31, 2024, and 2023. For further information, see Note 12 to the Consolidated Financial Statements, "Goodwill and Intangible Assets."
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. Duke Energy has $10.0 billion and $9.2 billion of AROs as of December 31, 2024, and 2023, respectively. See Note 10, "Asset Retirement Obligations," for further details including a rollforward of related liabilities.
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

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans. In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. AROs recorded on the Duke Energy Registrants' Consolidated Balance Sheets include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of these regulations and agreements.
For further information, see Notes 4, 5 and 10 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations."
Discontinued Operations
Duke Energy calculated an estimated impairment on the disposition of its Commercial Renewables Disposal Groups as of December 31, 2022. The impairment was recorded to write-down the carrying amount to fair value, less cost to sell. The fair value was primarily determined from the income approach using discounted cash flows, but also considered market information obtained through the bidding process. Estimated future cash flows under the income approach were based on Duke Energy's forecast, which was informed by existing power purchase agreements with offtakers and forward merchant curves. Significant assumptions used in the income approach include forward merchant curves and discount rates. The discount rates considered both the after-tax cost of debt and cost of equity. Duke Energy monitored the sales of the Commercial Renewables Disposal Groups and recorded adjustments to the impairments as warranted by progression in the disposition process and changes in market information.
The actual losses for the Commercial Renewables Disposal Groups could differ from the estimated losses recorded as of December 31, 2024, as the disposition process is finalized, but any differences are not expected to be material.
For further information, see Note 2 to the Consolidated Financial Statements, "Dispositions."

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes and projected tax credits to be generated relating to the IRA, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030. In 2024, Duke Energy Carolinas and Duke Energy Progress began recording nuclear PTC deferred tax assets related to the IRA and began monetizing the PTCs in the transferability markets established by the IRA beginning in October 2024. Duke Energy Carolinas and Duke Energy Progress are working with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. See Note 24 to the Consolidated Financial Statements, "Income Taxes," for more information.
From August through October 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. As discussed in Note 4, to the Consolidated Financial Statements, "Regulatory Matters," hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude has resulted in incremental financing needs until cost recovery occurs. See "Matters Impacting Future Results" for further details and Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding term loans executed in response to these major storm events.
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

(in millions)	2025	2026	2027
Electric Generation(a)	$4,500	$5,900	$7,700
Electric Transmission	2,675	2,450	2,575
Electric Distribution	5,375	4,575	4,325
Environmental and Other	775	825	575
Total EU&I	13,325	13,750	15,175
GU&I	1,175	1,100	1,050
Other	350	350	375
Total projected capital and investment expenditures	$14,850	$15,200	$16,600
(a)    Includes nuclear fuel of approximately $2.1 billion in 2025-2027.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Debt
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Duke Energy Registrants. See Note 7 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for information regarding the Duke Energy Registrants' long-term debt at December 31, 2024, the weighted average interest rate applicable to each long-term debt category and a schedule of long-term debt maturities over the next five years.
As discussed in Note 18 to the Consolidated Financial Statements, "Variable Interest Entities," Duke Energy terminated and repaid CRC in March 2024, Duke Energy Florida terminated and repaid DEFR in April 2024 and Duke Energy Carolinas terminated and repaid DERF in January 2025. As a result of these repayments, CRC, DEFR and DERF have ceased operations and no longer acquire the receivables of Duke Energy’s subsidiaries. Duke Energy Progress continues to evaluate financing opportunities and anticipates termination and repayment of the borrowing facility of DEPR prior to its scheduled termination date in April 2025.
Fuel and Purchased Power
Fuel and purchased power includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as NPNS. Duke Energy’s contractual cash obligations for fuel and purchased power as of December 31, 2024, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year (2025)	2-3 years (2026 & 2027)	4-5 years (2028 & 2029)	More than 5 years (2030 & beyond)
Fuel and purchased power	$21,695	$5,080	$6,706	$3,062	$6,847
Other Purchase Obligations
Other purchase obligations includes contracts for software, telephone, data and consulting or advisory services, contractual obligations for Engineering, Procurement, and Construction agreement costs for new generation plants, solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand for which the timing of the purchase cannot be determined. Total cash commitments for related other purchase obligation expenditures are $13,336 million, with $13,015 million expected to be paid in the next 12 months.
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
As of December 31, 2024, Duke Energy had approximately $314 million of cash on hand, $5.8 billion available under its $9 billion Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Notes 7 and 20 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
Credit Facilities and Registration Statements
See Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding credit facilities and shelf registration statements available to Duke Energy and the Duke Energy Registrants.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Dividend Payments
In 2024, Duke Energy paid quarterly cash dividends for the 98th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 60% and 70%, based upon adjusted EPS. Duke Energy increased the dividend by approximately 2% annually in both 2024 and 2023, and the Company remains committed to continued growth of the dividend.
Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2024, the amount of restricted net assets of subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend does not exceed a material amount of Duke Energy’s net assets. Other than a prohibition from declaring common stock dividends should dividend payments be deferred on the Series A Preferred Stock, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
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
In 2025, Duke Energy anticipates issuing additional securities of $12.2 billion through debt capital markets. In certain instances, Duke Energy may utilize instruments other than senior notes, including equity-content securities such as subordinated debt or preferred stock. Proceeds will primarily be for the purpose of funding capital expenditures and debt maturities. See Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances. In addition, in order to fund incremental growth capital, Duke Energy plans to issue $6.5 billion of common stock equity from 2025-2029, including $1 billion in 2025, through the dividend reinvestment and ATM programs. See Note 20 to the Consolidated Financial Statements, “Stockholders’ Equity” for further details.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2025	Actual 2024	Actual 2023
Equity	38%	38%	39%
Debt	62%	62%	61%

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. The Duke Energy Registrants were in compliance with all other covenants related to their debt agreements as of December 31, 2024. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Credit Ratings
Moody’s Investors Service, Inc. and S&P provide credit ratings for various Duke Energy Registrants. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2025.

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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$12,328	$9,878
Investing activities	(13,123)	(12,475)
Financing activities	859	2,351
Net increase (decrease) in cash, cash equivalents and restricted cash	64	(246)
Cash, cash equivalents and restricted cash at beginning of period	357	603
Cash, cash equivalents and restricted cash at end of period	$421	$357

MD&A	LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2024	2023	Variance
Net income	$4,614	$2,874	$1,740
Non-cash adjustments to net income	7,181	7,486	(305)
Contributions to qualified pension plans	(100)	(100)	—
Payments for AROs	(545)	(632)	87
Working capital	1,897	(1,248)	3,145
Other assets and Other liabilities	(719)	1,498	(2,217)
Net cash provided by operating activities	$12,328	$9,878	$2,450
The variance was driven primarily by:
•a $1,435 million increase in net income, after adjustment for non-cash items, primarily due to growth from rate increases and riders, improved weather, higher sales volumes, and net proceeds from the sales of transferable tax credits, partially offset by higher interest expense and storm costs, along with a higher effective tax rate; and
•an $928 million increase in net working capital and changes in other assets and liabilities amounts, primarily due to higher recovery of deferred fuel costs and the timing of accruals and payments, partially offset by higher deferred storm costs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2024	2023	Variance
Capital, investment and acquisition expenditures, net of return of investment capital	$(12,263)	$(12,622)	$359
Debt and equity securities, net	100	63	37
Proceeds from the sales of Commercial Renewables Disposal Groups and other assets, net of cash divested	49	883	(834)
Other investing items	(1,009)	(799)	(210)
Net cash used in investing activities	$(13,123)	$(12,475)	$(648)
The variance relates primarily to the disposal of the Commercial Renewables business, with higher sales proceeds received in the prior year, partially offset by lower capital expenditures in the current year.
The primary use of cash related to investing activities is typically capital, investment and acquisition expenditures, net of return of investment capital, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2024	2023	Variance
Electric Utilities and Infrastructure	$10,689	$10,135	$554
Gas Utilities and Infrastructure	1,313	1,492	(179)
Other	261	995	(734)
Total capital, investment and acquisition expenditures, net of return of investment capital	$12,263	$12,622	$(359)
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2024	2023	Variance
Issuances of long-term debt, net	$5,599	$5,291	$308
Issuances of common stock	405	8	397
Redemption of preferred stock	(1,000)	—	(1,000)
Notes payable and commercial paper	(927)	142	(1,069)
Dividends paid	(3,213)	(3,244)	31
Contributions from noncontrolling interests	47	278	(231)
Other financing items	(52)	(124)	72
Net cash provided by financing activities	$859	$2,351	$(1,492)

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance was driven primarily by:
•a $1,069 million decrease in net borrowings from notes payable and commercial paper;
•a $1,000 million decrease due to the redemption of Series B preferred stock in the current year; and
•a $231 million decrease in contributions from NCI, primarily due to the prior year sale of the Commercial Renewables business.
Partially offset by:
•a $397 million increase in proceeds from issuances of common stock in the current year; and
•a $308 million increase in proceeds from net issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt.
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
Duke Energy had $6.6 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2024. The impact of a 100-basis point change in interest rates on pretax income is approximately $70 million at December 31, 2024. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2024.
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
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2024, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
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
GHG Standards and Guidelines
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units (EGUs). EPA Rule 111 requires existing coal-fired power plants expected to operate in 2039 and beyond to reduce GHG emissions by 90% through the use of carbon capture and sequestration starting in 2032, subject to certain modifications for coal plants that retire sooner and co-fire natural gas. EPA Rule 111 also establishes GHG emissions reduction standards for new natural gas-fired EGUs, subject to carve-outs for smaller peaking units that fill gaps that cannot be met with renewables or storage. The EPA did not finalize emission guidelines for GHG emissions from existing fossil fuel-fired stationary combustion turbines and signaled, before the 2024 election, that it intended to address these in a future rulemaking. Duke Energy is analyzing the potential impacts the rules could have on the Company, which could be material and may influence the timing, nature, and magnitude of future generation investments in our service territories. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of Electric Generators for a Sensible Transition, a coalition of similarly affected utilities, and as a member of a utility trade group. The litigation is currently pending in the U.S. Court of Appeals for the District of Columbia Circuit (the Court). On February 5, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 60-day abeyance to allow time for new EPA leadership to review the issues and EPA Rule 111 and determine how they wish to proceed. On February 19, 2025, the Court granted EPA’s request.

MD&A	OTHER MATTERS
Coal Combustion Residuals
In April 2015, EPA published the 2015 CCR Rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments located at stations generating electricity (regardless of fuel source), which were no longer receiving CCR but contained liquids as of the effective date of the rule. The rule established requirements regarding design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care, and recordkeeping, notifications, and internet posting requirements to ensure the safe disposal and management of CCR.
In April 2024, the EPA issued the 2024 CCR Rule which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The final rule also imposes a subset of the 2015 CCR Rule’s requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on previously unregulated coal ash sources at regulated facilities (CCR Management Units). CCR Management Units may include surface impoundments and landfills that closed prior to the effective date of the 2015 CCR Rule, inactive CCR landfills, and other areas where CCR is managed directly on the land at Duke Energy facilities. Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024. On February 13, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 120-day abeyance to allow time for new EPA leadership to review the issues and the 2024 CCR Rule and determine how they wish to proceed. On that same day, the Court granted EPA’s motion to hold the case in abeyance pending further order of the Court.
In addition to the requirements of the federal CCR rules, CCR landfills and surface impoundments will continue to be regulated by the states. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Notes 4 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and "Asset Retirement Obligations," respectively.
Coal Ash Act
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets at December 31, 2024, and December 31, 2023, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the federal CCR rules and other agreements. The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions.
On December 31, 2019, Duke Energy Carolinas and Duke Energy Progress entered into a settlement agreement with NCDEQ and certain community groups under which Duke Energy Carolinas and Duke Energy Progress agreed to excavate six of the nine remaining coal ash basins with ash moved to on-site lined landfills, including two at Allen, one at Mayo, one at Roxboro, and two at Rogers. At the three remaining basins at Belews Creek, Marshall and Roxboro, uncapped basin ash will be excavated and moved to lined landfills. Those portions of the basins at Belews Creek, Marshall and Roxboro, which were previously filled with ash and on which permitted facilities were constructed, will be addressed as required under the 2024 CCR Rule and state regulations.
The estimated total cost to permanently close all coal ash basins in North Carolina and South Carolina is estimated to be approximately $8 billion to $9 billion of which approximately $4.4 billion has been spent through 2024. The majority of the remaining spend is primarily expected to occur over the next 10 years. Duke Energy has completed excavation of all coal ash at the Riverbend, Dan River, Asheville and Sutton plants.
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
Global Climate Change and Regulation of GHG Emissions
On January 20, 2025, the new presidential administration signed an executive order directing the United States to again withdraw from the Paris Agreement and signed a letter to the United Nations notifying the world body of the planned withdrawal from the Paris Agreement. The withdrawal from the Paris Agreement will become official one year after the submission of the letter. In 2021, the previous presidential administration had recommitted to the Paris Agreement and announced a target of 50% to 52% reduction in economywide net GHG emissions from 2005 levels by 2030. The U.S. submittal to support this Paris target included a goal for 100% carbon-free electricity by 2035. These actions were supplemented by a number of executive orders and a number of proposed and final rules from federal regulatory agencies, including the EPA, that would have imposed additional regulations on CO2 and methane emissions which could impact Duke Energy. The Duke Energy Registrants are monitoring these matters and any potential changes in commitments, regulations or additional executive actions as a result of the new presidential administration and cannot predict the outcome, however, there could be a material impact on our energy transition.
EU&I CO2 Emissions Reductions
The Duke Energy Registrants’ direct GHG emissions consist primarily of CO2 that results primarily from operating a fleet of coal-fired and natural gas-fired power plants to serve its customers reliably and affordably. Duke Energy is targeting at least a 50% reduction in carbon emissions from 2005 levels from electric generation by 2030, an 80% reduction by 2040, and net-zero carbon emissions by 2050. In February 2022, Scope 2 and certain Scope 3 emissions, including emissions from upstream purchased power and fossil fuel purchases, as well as downstream customer use of natural gas, were added to our 2050 net-zero goal with an interim goal of reducing these emissions by 50% below 2021 levels by 2035.

MD&A	OTHER MATTERS
The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Between 2005 and 2024, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by 44%. Timelines and initiatives, as well as implementation of new technologies, for future GHG emission reductions will vary in each state in which the Company operates and will involve collaboration with regulators, customers and other stakeholders. Duke Energy's goals and actions taken to reduce CO2 emissions potentially lower the exposure to any future mandatory CO2 emission reduction requirements, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirements.
Actions to reduce CO2 emissions have included the retirement of 58 coal-fired electric generating units with a combined generating capacity of over 8,000 MW, while investing in renewables and energy storage and state-of-the-art highly efficient natural gas-fired generation that produces far fewer CO2 emissions per unit of electricity generated than coal. Duke Energy also has made investments to increase EE offerings and ensure continued operations of its zero-CO2 emissions hydropower and nuclear plants. These efforts have diversified our electric generating system and significantly reduced CO2 emissions.
Duke Energy will continue to explore the use of currently available and commercially demonstrated technology, as well as developing technologies, to meet customer demand reliably and affordably while reducing CO2 emissions to achieve its net-zero goal as well as to comply with any future regulations. These technologies include EE, wind, solar and storage, as well as evolving technologies like carbon capture, utilization and storage, the use of hydrogen and other low-carbon fuels, long-duration energy storage and advanced nuclear. Duke Energy plans to adjust to and incorporate these evolving and innovative technologies in a way that balances the reliability and affordability of energy while meeting regulatory requirements and customer demands. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms. Future levels of CO2 emissions by the Duke Energy Registrants will be influenced by variables that include customer growth and capacity needs in the jurisdictions in which they operate, public policy, tax incentives, economic conditions that affect electricity demand, weather conditions, fuel prices, market prices, availability of resources and labor, compliance with new or existing regulations, the ability to make enhancements to transmission and distribution systems to support increased deployment of renewables and behind-the-meter technologies and the existence of new technologies that can be deployed to generate the electricity necessary to meet customer demand.
Currently, the Duke Energy Registrants do not purchase carbon credits or offsets for use in connection with the Company's net-zero CO2 emissions goals. Though they may purchase carbon credits or offsets for such uses in the future, the amount or cost of which is not expected to be material at this time.
Generation Portfolio Planning Process
The Duke Energy Registrants annually, biennially or triennially prepare lengthy, forward-looking IRPs. These detailed, highly technical plans are based on the Company’s thorough analysis of numerous factors that can impact the demand for electricity as well as the cost of producing and delivering electricity that influence long-term generation resource planning decisions. The IRP process helps to evaluate a range of options, taking into account stakeholder input as well as forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, integration of renewables, energy storage, EE and demand response initiatives. The IRP process also helps evaluate potential environmental and regulatory scenarios to better mitigate policy and economic risks. The IRPs we file with regulators look out 10 to 20 years depending on the jurisdiction.
In 2021, the state of North Carolina passed HB 951, which among other things, directed the NCUC to develop and approve a carbon reduction plan that would target a 70% reduction in CO2 emissions from Duke Energy Progress' and Duke Energy Carolinas' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology. In December 2022, the NCUC issued an order adopting the first Carbon Plan as directed by HB 951 with the Carbon Plan to be updated every two years thereafter.
In August 2023, Duke Energy Carolinas and Duke Energy Progress filed their 2023 systemwide Carolinas Resource Plan (the Plan) with the NCUC and PSCSC. The Plan provided a range of generation options, including three core portfolios, reflecting an “all of the above” approach to powering the energy needs of our growing region. In the Plan, Duke Energy Carolinas and Duke Energy Progress recommended one of the three core portfolios presented, Portfolio 3, as the most prudent path forward to comply with applicable state laws, providing a reliable and orderly energy transition that was proposed as the most reasonable and lowest-cost plan for the Carolinas. In November 2023, Duke Energy Carolinas and Duke Energy Progress provided notice to the NCUC and PSCSC of a substantially increased load forecast resulting from increased economic development in the Carolinas occurring since the Plan was prepared. The companies filed supplemental modeling and analysis with the NCUC and PSCSC in January 2024, demonstrating the need for additional resources beyond the initial set of resources identified by the companies in their initial plan.
In July 2024, Duke Energy Carolinas and Duke Energy Progress reached a broad settlement in the NCUC proceeding with the Public Staff, Walmart, and the Carolinas Clean Energy Business Association on the Plan, agreeing it is reasonable to use Portfolio 3 as the reference portfolio for planning purposes. Among other things, the settlement confirms a set of near-term activities, including development and procurement activities for solar, battery storage, onshore wind, and certain natural gas generation assets, as well as certain limited actions exploring initial development activities related to advanced nuclear, offshore wind, and to advance the potential for 1,834 MW of pumped storage hydro at the Bad Creek II facility by 2034. The NCUC conducted evidentiary hearings in July and August 2024 and issued an order accepting the settlement and providing further direction in November 2024. The order continues to emphasize the critical importance of reliability and maintaining affordability, while taking balanced actions to meet forecasted load growth. Additionally, the NCUC directed the Company to continue to pursue the merger of Duke Energy Carolinas and Duke Energy Progress. As a condition of the NCUC approval of the Duke Energy and Progress Energy merger in 2012, the NCUC instructed the Company to consider a merger between Duke Energy Carolinas and Duke Energy Progress. Since that time, the Company has analyzed, and continues to analyze, the possibility of such a combination, and the Company anticipates beginning merger-related filings with the NCUC, PSCSC and FERC in the second half of 2025. The Company is currently targeting a completion date for the merger of January 1, 2027. There is no assurance that the Company will be able to obtain the approval of the NCUC or PSCSC, or other required regulatory approvals, for the potential merger.
The PSCSC held its hearings in September 2024 and in November 2024 issued an order approving the Plan and directed Duke Energy Carolinas and Duke Energy Progress to work with the South Carolina Office of Regulatory Staff to provide alternative modeling around EPA Rule 111 compliance in a subsequent Carolinas Resource Plan filing.

MD&A	OTHER MATTERS
In November 2024, Duke Energy Indiana submitted its updated IRP, which balances reliability and affordability while meeting customer and economic development growth.
GU&I CO2 and Methane Emissions Reductions
In addition to CO2 emissions resulting primarily from our operations of coal-fired and natural gas-fired power plants, the Duke Energy Registrants are also responsible for certain methane emissions from the distribution of natural gas to customers. Duke Energy has a goal to achieve net-zero methane emissions from its natural gas distribution business by 2030. The Duke Energy Registrants have taken actions that have resulted in methane emission reductions, including the replacement of cast iron and bare steel pipelines and associated services with plastic or coated steel, advanced methane leak detection efforts, reducing time to repair nonhazardous leaks and operational releases of methane, and investment in renewable natural gas.
Timelines and initiatives, as well as implementation of new technologies, for future reductions of upstream methane emissions will vary in each state in which the Company’s natural gas distribution business operates and will involve collaboration with regulators, customers and other stakeholders. EPA has issued regulations that would require reduction of methane emissions upstream of the Duke Energy Registrants' natural gas distribution business. The impact of these regulations on natural gas fuel prices is not currently quantifiable.
Certain local governments, none within the jurisdictions in which the Duke Energy Registrants operate, have enacted or are considering initiatives to eliminate natural gas use in new buildings and focus on electrification. Enactment of similar regulations in the areas in which the Duke Energy Registrants' natural gas distribution operates could have a significant impact on the natural gas distribution business and its operations. At this time, such impacts are not able to be quantified; however, our net-zero methane goals for the natural gas distribution business, as well as the actions taken to reduce these GHG emissions, potentially lowers the exposure to any future mandatory GHG emission reduction requirements. The Duke Energy Registrants would plan to seek recovery of their compliance costs with any new regulations through the regulatory process.
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
The Duke Energy Registrants routinely take steps to assess and reduce the potential impact of severe weather events on their electric transmission and distribution systems and natural gas facilities. The steps include modernizing the electric grid through smart meters, storm hardening, self-healing systems and targeted undergrounding and applying lessons learned from previous storms to restoration efforts. The Duke Energy Registrants’ electric generating facilities and natural gas facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain inventories of coal, oil and liquified natural gas to mitigate the effects of any potential short-term disruption in fuel supply so they can continue to provide customers with an uninterrupted supply of electricity and/or natural gas.
New Accounting Standards
See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of the impact of any new accounting standards adopted by the Duke Energy Registrants.
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

FINANCIAL STATEMENTS

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4, and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to regulation by federal and state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric and natural gas distribution companies. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Management judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs, and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We performed audit procedures to assess the ongoing regulatory recoverability of asset retirement obligations specific to coal ash.
•We obtained an analysis from management regarding the estimated storm costs that they determined were probable of recovery, but not yet addressed in a regulatory order. This analysis also included letters from the internal legal counsel asserting that the recovery of these costs is probable.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and test of details procedures on the recoverability of deferred storm costs.
Asset Retirement Obligations – Coal Ash – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company records asset retirement obligations associated with coal ash remediation at operating and retired coal burning generation facilities. These legal obligations are the result of state and federal regulations across the Company’s jurisdictions. On a quarterly basis, management performs an assessment for any indicators that would suggest a change in its coal ash asset retirement obligations may be necessary. Judgment is required to calculate coal ash remediation obligations, which are determined through site-specific assumptions, as well as assumptions used in determining the present value of the obligation.
We identified the revisions in coal ash remediation estimate cash flows associated with coal ash retirement obligations, resulting from the 2024 Coal Combustion Residuals ("CCR") Rule, as a critical audit matter because of the significant estimates and assumptions made by management in determining the recorded asset retirement obligation. This required a high degree of auditor judgment, and for certain assumptions, the need to involve internal specialists when performing audit procedures related to the revisions in estimates of cash flows associated with coal ash asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in coal ash remediation estimate cash flows associated with coal ash asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of coal ash asset retirement obligations, including those over management’s assessment of triggering events, management’s review of asset retirement obligation remeasurements, and the evaluation of significant assumptions used in determining the present value of the obligation.
•We tested the mathematical accuracy of management’s coal ash asset retirement obligation cash flow calculations.
•With the assistance of professionals within our firm with the appropriate expertise, we assessed the reasonableness of:
–Management’s interpretation of the applicability of the 2024 CCR rule,
–The significant site-specific assumptions, and
–The significant assumptions used in determining the present value of the obligation.
•We evaluated the Company’s disclosures related to the coal ash asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimate of the obligation as required under ASC 410, Asset Retirement and Environmental Obligations, and based upon the requirements of the applicable laws and regulations.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Operating Revenues
Regulated electric	$27,787	$26,617	$25,759
Regulated natural gas	2,252	2,152	2,724
Nonregulated electric and other	318	291	285
Total operating revenues	30,357	29,060	28,768
Operating Expenses
Fuel used in electric generation and purchased power	9,206	9,086	8,782
Cost of natural gas	565	593	1,276
Operation, maintenance and other	5,389	5,625	5,734
Depreciation and amortization	5,793	5,253	5,086
Property and other taxes	1,466	1,400	1,466
Impairment of assets and other charges	38	85	434
Total operating expenses	22,457	22,042	22,778
Gains on Sales of Other Assets and Other, net	26	52	22
Operating Income	7,926	7,070	6,012
Other Income and Expenses
Equity in (losses) earnings of unconsolidated affiliates	(9)	113	113
Other income and expenses, net	661	598	392
Total other income and expenses	652	711	505
Interest Expense	3,384	3,014	2,439
Income From Continuing Operations Before Income Taxes	5,194	4,767	4,078
Income Tax Expense From Continuing Operations	590	438	300
Income From Continuing Operations	4,604	4,329	3,778
Income (Loss) From Discontinued Operations, net of tax	10	(1,455)	(1,323)
Net Income	4,614	2,874	2,455
Less: Net Income (Loss) Attributable to Noncontrolling Interests	90	33	(95)
Net Income Attributable to Duke Energy Corporation	4,524	2,841	2,550
Less: Preferred Dividends	106	106	106
Less: Preferred Redemption Costs	16	—	—
Net Income Available to Duke Energy Corporation Common Stockholders	$4,402	$2,735	$2,444

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$5.70	$5.35	$4.74
Income (loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$0.01	$(1.81)	$(1.57)
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$5.71	$3.54	$3.17
Weighted average shares outstanding
Basic and Diluted	772	771	770
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Net Income	$4,614	$2,874	$2,455
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	8	(1)	(19)
Net unrealized gains on cash flow hedges	209	63	285
Reclassification into earnings from cash flow hedges	(5)	27	(38)
Net unrealized gains (losses) on fair value hedges	24	37	(33)
Unrealized (losses) gains on available-for-sale securities	(2)	8	(21)
Other Comprehensive Income, net of tax	234	134	174
Comprehensive Income	4,848	3,008	2,629
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	90	33	(84)
Comprehensive Income Attributable to Duke Energy Corporation	4,758	2,975	2,713
Less: Preferred Dividends	106	106	106
Less: Preferred Redemption Costs	16	—	—
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$4,636	$2,869	$2,607
(a)     Net of income tax expense of approximately $70 million, $40 million and $52 million for the years ended December 31, 2024, 2023 and 2022, respectively.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$314	$253
Receivables (net of allowance for doubtful accounts of $124 at 2024 and $55 at 2023)	2,232	1,112
Receivables of VIEs (net of allowance for doubtful accounts of $85 at 2024 and $150 at 2023)	1,889	3,019
Receivable from sales of Commercial Renewables Disposal Groups	551	—
Inventory (includes $494 at 2024 and $462 at 2023 related to VIEs)	4,509	4,292
Regulatory assets (includes $120 at 2024 and $110 at 2023 related to VIEs)	2,756	3,648
Assets held for sale	4	14
Other (includes $90 at 2024 and 2023 related to VIEs)	695	431
Total current assets	12,950	12,769
Property, Plant and Equipment
Cost	180,806	171,353
Accumulated depreciation and amortization	(57,503)	(56,038)
Net property, plant and equipment	123,303	115,315
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,705 at 2024 and $1,642 at 2023 related to VIEs)	14,254	13,618
Nuclear decommissioning trust funds	11,434	10,143
Operating lease right-of-use assets, net	1,148	1,092
Investments in equity method unconsolidated affiliates	353	492
Assets held for sale	89	197
Other	3,509	3,964
Total other noncurrent assets	50,090	48,809
Total Assets	$186,343	$176,893
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $214 at 2024 and $188 at 2023 related to VIEs)	$5,479	$4,228
Notes payable and commercial paper	3,584	4,288
Taxes accrued	851	816
Interest accrued	855	745
Current maturities of long-term debt (includes $1,012 at 2024 and $428 at 2023 related to VIEs)	4,349	2,800
Asset retirement obligations	650	596
Regulatory liabilities	1,425	1,369
Liabilities associated with assets held for sale	80	122
Other	2,084	2,319
Total current liabilities	19,357	17,283
Long-Term Debt (includes $1,842 at 2024 and $3,000 at 2023 related to VIEs)	76,340	72,452
Other Noncurrent Liabilities
Deferred income taxes	11,424	10,556
Asset retirement obligations	9,342	8,560
Regulatory liabilities	14,694	14,039
Operating lease liabilities	957	917
Accrued pension and other post-retirement benefit costs	434	485
Investment tax credits	894	864
Liabilities associated with assets held for sale	89	157
Other (includes $27 at 2024 and $35 at 2023 related to VIEs)	1,556	1,393
Total other noncurrent liabilities	39,390	36,971
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2024 and 2023	973	973
Preferred stock, Series B, $0.001 par value, 1 million shares authorized; 0 and 1 million shares outstanding at 2024 and 2023	—	989
Common stock, $0.001 par value, 2 billion shares authorized; 776 million and 771 million shares outstanding at 2024 and 2023	1	1
Additional paid-in capital	45,494	44,920
Retained earnings	3,431	2,235
Accumulated other comprehensive income (loss)	228	(6)
Total Duke Energy Corporation stockholders' equity	50,127	49,112
Noncontrolling interests	1,129	1,075
Total equity	51,256	50,187
Total Liabilities and Equity	$186,343	$176,893
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,614	$2,874	$2,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	6,419	6,084	5,843
Equity in losses (earnings) of unconsolidated affiliates	9	(98)	(114)
Equity component of AFUDC	(233)	(198)	(197)
Losses on sales of Commercial Renewables Disposal Groups	14	1,725	1,748
Gains on sales of other assets	(26)	(52)	(22)
Impairment of assets and other charges	38	85	434
Deferred income taxes	987	3	(200)
Contributions to qualified pension plans	(100)	(100)	(58)
Payments for asset retirement obligations	(545)	(632)	(584)
Provision for rate refunds	(27)	(63)	(130)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(103)	(18)	19
Receivables	(23)	443	(788)
Inventory	(212)	(706)	(476)
Other current assets	885	(267)	(1,498)
Increase (decrease) in
Accounts payable	1,329	(800)	805
Taxes accrued	32	126	10
Other current liabilities	(11)	(26)	(153)
Other assets	(1,170)	914	(1,577)
Other liabilities	451	584	410
Net cash provided by operating activities	12,328	9,878	5,927
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,280)	(12,604)	(11,367)
Contributions to equity method investments	(8)	(34)	(58)
Return of investment capital	25	16	6
Purchases of debt and equity securities	(5,703)	(3,761)	(4,243)
Proceeds from sales and maturities of debt and equity securities	5,803	3,824	4,333
Proceeds from the sales of other assets	49	149	83
Proceeds from the sales of Commercial Renewables Disposal Groups, net of cash divested	—	734	—
Other	(1,009)	(799)	(727)
Net cash used in investing activities	(13,123)	(12,475)	(11,973)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	8,956	10,028	11,874
Issuance of common stock	405	8	9
Redemption of preferred stock	(1,000)	—	—
Payments for the redemption of long-term debt	(3,357)	(4,737)	(4,396)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	557	610	80
Payments for the redemption of short-term debt with original maturities greater than 90 days	(1,096)	(125)	(287)
Notes payable and commercial paper	(388)	(343)	781
Contributions from noncontrolling interests	47	278	1,377
Dividends paid	(3,213)	(3,244)	(3,179)
Other	(52)	(124)	(130)
Net cash provided by financing activities	859	2,351	6,129
Net increase (decrease) in cash, cash equivalents and restricted cash	64	(246)	83
Cash, cash equivalents and restricted cash at beginning of period	357	603	520
Cash, cash equivalents and restricted cash at end of period	$421	$357	$603
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$3,284	$2,883	$2,361
Cash paid for (received from) income taxes, net (includes transferable tax credit sale proceeds of $558, $28 and $0, respectively)	(400)	1	(6)
Significant non-cash transactions:
Accrued capital expenditures	1,909	1,908	1,766
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Income (Loss)
						Net Gains	Net Unrealized		Total Duke
		Common		Additional		(Losses)	Gains (Losses)	Pension	Energy Corp.
	Preferred	Stock	Common	Paid-in	Retained	on	on AFS	and OPEB	Stockholders'		Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(c)	Securities	Adjustments	Equity	NCI	Equity
Balance at December 31, 2021	$1,962	769	$1	$44,371	$3,265	$(232)	$(2)	$(69)	$49,296	$1,840	$51,136
Net income (loss)(d)	—	—	—	—	2,444	—	—	—	2,444	(95)	2,349
Other comprehensive income (loss)	—	—	—	—	—	203	(21)	(19)	163	11	174
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	76	—	—	—	—	76	—	76
Common stock dividends	—	—	—	—	(3,073)	—	—	—	(3,073)	—	(3,073)
Sale of NCI(b)	—	—	—	465	—	—	—	—	465	569	1,034
Purchase of NCI	—	—	—	(51)	—	—	—	—	(51)	31	(20)
Contribution from NCI, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	314	314
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(140)	(140)
Other	—	—	—	1	1	—	—	—	2	1	3
Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income(d)	—	—	—	—	2,735	—	—	—	2,735	33	2,768
Other comprehensive income (loss)	—	—	—	—	—	127	8	(1)	134	—	134
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	78	—	—	—	—	78	—	78
Common stock dividends	—	—	—	—	(3,138)	—	—	—	(3,138)	—	(3,138)
Sale of NCI	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contribution from NCI, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	278	278
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(59)	(59)
Sale of Commercial Renewables Disposal Groups	—	—	—	—	—	—	—	—	—	(1,722)	(1,722)
Other	—	—	—	(7)	1	—	—	—	(6)	4	(2)
Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income(d)	—	—	—	—	4,402	—	—	—	4,402	90	4,492
Other comprehensive income (loss)	—	—	—	—	—	228	(2)	8	234	—	234
Common stock issuances, including dividend reinvestment and employee benefits	—	5	—	574	—	—	—	—	574	—	574
Preferred stock, Series B, redemption	(989)	—		—	—	—	—	—	(989)	—	(989)
Common stock dividends	—	—	—	—	(3,204)	—	—	—	(3,204)	—	(3,204)
Contribution from NCI	—	—	—	—	—	—	—	—	—	47	47
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(32)	(32)
Sale of Commercial Renewables Disposal Groups	—	—	—	—	—		—	—	—	(51)	(51)
Other	—	—	—		(2)	—	—	—	(2)	—	(2)
Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
(a)     Relates to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)     Relates primarily to the sale of a NCI in Duke Energy Indiana. See Note 2 for additional information.
(c)    See Duke Energy Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value Hedges.
(d)    Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends and, for 2024, the $16 million preferred redemption costs.

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We performed audit procedures to assess the ongoing regulatory recoverability of asset retirement obligations specific to coal ash.
•We obtained an analysis from management regarding the estimated storm costs that they determined were probable of recovery, but not yet addressed in a regulatory order. This analysis also included letters from the internal legal counsel asserting that the recovery of these costs is probable.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and test of details procedures on the recoverability of deferred storm costs.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues	$9,718	$8,288	$7,857
Operating Expenses
Fuel used in electric generation and purchased power	3,251	2,524	2,015
Operation, maintenance and other	1,740	1,774	1,892
Depreciation and amortization	1,768	1,593	1,526
Property and other taxes	346	320	340
Impairment of assets and other charges	31	44	26
Total operating expenses	7,136	6,255	5,799
Gains on Sales of Other Assets and Other, net	2	26	4
Operating Income	2,584	2,059	2,062
Other Income and Expenses, net	247	238	221
Interest Expense	722	686	557
Income Before Income Taxes	2,109	1,611	1,726
Income Tax Expense	226	141	126
Net Income and Comprehensive Income	$1,883	$1,470	$1,600
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$6	$9
Receivables (net of allowance for doubtful accounts of $18 at 2024 and $11 at 2023)	266	265
Receivables of VIEs (net of allowance for doubtful accounts of $51 at 2024 and $45 at 2023)	1,054	991
Receivables from affiliated companies	157	203
Notes receivable from affiliated companies	65	—
Inventory	1,536	1,484
Regulatory assets (includes $12 at 2024 and 2023 related to VIEs)	685	1,564
Other (includes $9 at 2024 and $9 at 2022 related to VIEs)	52	31
Total current assets	3,821	4,547
Property, Plant and Equipment
Cost	58,382	56,670
Accumulated depreciation and amortization	(19,090)	(19,896)
Net property, plant and equipment	39,292	36,774
Other Noncurrent Assets
Regulatory assets (includes $189 at 2024 and $196 at 2023 related to VIEs)	4,199	3,916
Nuclear decommissioning trust funds	6,468	5,686
Operating lease right-of-use assets, net	98	78
Other	1,127	1,109
Total other noncurrent assets	11,892	10,789
Total Assets	$55,005	$52,110
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,809	$1,183
Accounts payable to affiliated companies	241	195
Notes payable to affiliated companies	—	668
Taxes accrued	627	281
Interest accrued	201	179
Current maturities of long-term debt (includes $510 at 2024 and 2023 related to VIEs)	521	19
Asset retirement obligations	247	224
Regulatory liabilities	618	587
Other	541	702
Total current liabilities	4,805	4,038
Long-Term Debt (includes $198 at 2024 and $708 at 2023 related to VIEs)	16,669	15,693
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,052	4,379
Asset retirement obligations	3,743	3,789
Regulatory liabilities	6,592	5,990
Operating lease liabilities	87	75
Accrued pension and other post-retirement benefit costs	24	57
Investment tax credits	317	301
Other (includes $15 at 2024 and $17 at 2023 related to VIEs)	576	581
Total other noncurrent liabilities	15,391	15,172
Commitments and Contingencies
Equity
Member's equity	17,846	16,913
Accumulated other comprehensive loss	(6)	(6)
Total equity	17,840	16,907
Total Liabilities and Equity	$55,005	$52,110
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,883	$1,470	$1,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	2,033	1,845	1,787
Equity component of AFUDC	(113)	(91)	(98)
Gains on sales of other assets	(2)	(26)	(4)
Impairment of assets and other charges	31	44	26
Deferred income taxes	(28)	(53)	210
Contributions to qualified pension plans	(26)	(26)	(15)
Payments for asset retirement obligations	(180)	(210)	(200)
Provision for rate refunds	(8)	(39)	(74)
(Increase) decrease in
Receivables	(49)	22	(102)
Receivables from affiliated companies	46	187	(200)
Inventory	(60)	(320)	(138)
Other current assets	928	(495)	(592)
Increase (decrease) in
Accounts payable	476	(447)	377
Accounts payable to affiliated companies	46	(14)	(75)
Taxes accrued	346	64	(46)
Other current liabilities	(68)	63	(91)
Other assets	(556)	703	(760)
Other liabilities	(162)	108	(36)
Net cash provided by operating activities	4,537	2,785	1,569
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,966)	(3,733)	(3,304)
Purchases of debt and equity securities	(2,775)	(2,025)	(2,633)
Proceeds from sales and maturities of debt and equity securities	2,775	2,025	2,633
Net proceeds from the sales of other assets	—	30	62
Notes receivable from affiliated companies	(65)	—	—
Other	(358)	(288)	(243)
Net cash used in investing activities	(4,389)	(3,991)	(3,485)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,487	2,780	1,441
Payments for the redemption of long-term debt	(19)	(1,042)	(436)
Notes payable to affiliated companies	(668)	(565)	1,007
Distributions to parent	(950)	—	(50)
Other	(1)	(1)	(1)
Net cash (used in) provided by financing activities	(151)	1,172	1,961
Net (decrease) increase in cash, cash equivalents and restricted cash	(3)	(34)	45
Cash, cash equivalents and restricted cash at beginning of period	19	53	8
Cash, cash equivalents and restricted cash at end of period	$16	$19	$53
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$683	$528	$546
Cash (received from) paid for income taxes, net (includes transferable tax credit sale proceeds of $440, $0 and $0, respectively)	(85)	151	(60)
Significant non-cash transactions:
Accrued capital expenditures	802	613	475
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive
		Loss
		Net Losses on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2021	$13,897	$(6)	$13,891
Net income	1,600	—	1,600
Distributions to parent	(50)	—	(50)
Other	1	—	1
Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	1,470	—	1,470
Other	(5)	—	(5)
Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	1,883	—	1,883
Distributions to parent	(950)	—	(950)
Balance at December 31, 2024	$17,846	$(6)	$17,840

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We performed audit procedures to assess the ongoing regulatory recoverability of asset retirement obligations specific to coal ash.
•We obtained an analysis from management regarding the estimated storm costs that they determined were probable of recovery, but not yet addressed in a regulatory order. This analysis also included letters from the internal legal counsel asserting that the recovery of these costs is probable.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and test of details procedures on the recoverability of deferred storm costs.
Asset Retirement Obligations – Coal Ash – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company records asset retirement obligations associated with coal ash remediation at operating and retired coal burning generation facilities. These legal obligations are the result of state and federal regulations across the Company’s jurisdictions. On a quarterly basis, management performs an assessment for any indicators that would suggest a change in its coal ash asset retirement obligations may be necessary. Judgment is required to calculate coal ash remediation obligations, which are determined through site-specific assumptions, as well as assumptions used in determining the present value of the obligation.
We identified the revisions in coal ash remediation estimate cash flows associated with coal ash retirement obligations, resulting from the 2024 Coal Combustion Residuals ("CCR") Rule, as a critical audit matter because of the significant estimates and assumptions made by management in determining the recorded asset retirement obligation. This required a high degree of auditor judgment, and for certain assumptions, the need to involve internal specialists when performing audit procedures related to the revisions in estimates of cash flows associated with coal ash asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in coal ash remediation estimate cash flows associated with coal ash asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of coal ash asset retirement obligations, including those over management’s assessment of triggering events, management’s review of asset retirement obligation remeasurements, and the evaluation of significant assumptions used in determining the present value of the obligation.
•We tested the mathematical accuracy of management’s coal ash asset retirement obligation cash flow calculations.
•With the assistance of professionals within our firm with the appropriate expertise, we assessed the reasonableness of:
–Management’s interpretation of the applicability of the 2024 CCR rule,
–The significant site-specific assumptions, and
–The significant assumptions used in determining the present value of the obligation.
•We evaluated the Company’s disclosures related to the coal ash asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimate of the obligation as required under ASC 410, Asset Retirement and Environmental Obligations, and based upon the requirements of the applicable laws and regulations.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues	$13,633	$13,544	$13,125
Operating Expenses
Fuel used in electric generation and purchased power	4,755	5,026	5,078
Operation, maintenance and other	2,463	2,636	2,458
Depreciation and amortization	2,393	2,151	2,142
Property and other taxes	617	644	607
Impairment of assets and other charges	6	28	12
Total operating expenses	10,234	10,485	10,297
Gains on Sales of Other Assets and Other, net	27	27	11
Operating Income	3,426	3,086	2,839
Other Income and Expenses, net	235	201	181
Interest Expense	1,064	954	844
Income Before Income Taxes	2,597	2,333	2,176
Income Tax Expense	426	377	348
Net Income	$2,171	$1,956	$1,828
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	—	(2)	5
Net unrealized gain on cash flow hedges	—	—	1
Unrealized gains (losses) on available-for-sale securities	—	3	(6)
Other Comprehensive Income, net of tax	—	1	—
Comprehensive Income	$2,171	$1,957	$1,828
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$73	$59
Receivables (net of allowance for doubtful accounts of $39 at 2024 and $18 at 2023)	707	225
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024 and $56 at 2023)	835	1,365
Receivables from affiliated companies	25	90
Inventory (includes $494 at 2024 and $462 at 2023 related to VIEs)	2,086	1,901
Regulatory assets (includes $108 at 2024 and $98 at 2023 related to VIEs)	1,647	1,661
Other (includes $75 at 2024 and $68 at 2023 related to VIEs)	182	134
Total current assets	5,555	5,435
Property, Plant and Equipment
Cost	72,560	67,644
Accumulated depreciation and amortization	(23,586)	(22,300)
Net property, plant and equipment	48,974	45,344
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,516 at 2024 and $1,446 at 2023 related to VIEs)	6,618	6,430
Nuclear decommissioning trust funds	4,967	4,457
Operating lease right-of-use assets, net	625	617
Other	1,242	1,156
Total other noncurrent assets	17,107	16,315
Total Assets	$71,636	$67,094
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $208 at 2024 and $188 at 2023 related to VIEs)	$2,170	$1,374
Accounts payable to affiliated companies	507	464
Notes payable to affiliated companies	1,077	1,043
Taxes accrued	312	259
Interest accrued	232	224
Current maturities of long-term debt (includes $502 at 2024 and $418 at 2023 related to VIEs)	1,517	661
Asset retirement obligations	231	245
Regulatory liabilities	522	418
Other	792	860
Total current liabilities	7,360	5,548
Long-Term Debt (includes $1,582 at 2024 and $1,910 at 2023 related to VIEs)	22,829	22,948
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,263	5,197
Asset retirement obligations	4,317	3,900
Regulatory liabilities	5,258	5,083
Operating lease liabilities	557	544
Accrued pension and other post-retirement benefit costs	254	266
Investment tax credits	385	371
Other (includes $11 at 2024 and $19 at 2023 related to VIEs)	357	227
Total other noncurrent liabilities	16,391	15,588
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2024 and 2023	—	—
Additional paid-in capital	11,830	11,830
Retained earnings	13,086	11,040
Accumulated other comprehensive loss	(10)	(10)
Total equity	24,906	22,860
Total Liabilities and Equity	$71,636	$67,094
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,171	$1,956	$1,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,761	2,721	2,405
Equity component of AFUDC	(74)	(67)	(68)
Gains on sales of other assets	(27)	(27)	(11)
Impairment of assets and other charges	6	28	12
Deferred income taxes	33	(120)	364
Contributions to qualified pension plans	(23)	(22)	(13)
Payments for asset retirement obligations	(279)	(329)	(291)
Provision for rate refunds	(2)	(24)	(58)
(Increase) decrease in
Receivables	25	21	(322)
Receivables from affiliated companies	65	(68)	117
Inventory	(172)	(322)	(183)
Other current assets	81	287	(937)
Increase (decrease) in
Accounts payable	867	(266)	222
Accounts payable to affiliated companies	43	(248)	206
Taxes accrued	49	124	8
Other current liabilities	164	9	96
Other assets	(723)	357	(1,105)
Other liabilities	94	108	573
Net cash provided by operating activities	5,059	4,118	2,843
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,252)	(4,917)	(4,317)
Purchases of debt and equity securities	(2,703)	(1,590)	(1,341)
Proceeds from sales and maturities of debt and equity securities	2,809	1,663	1,417
Other	(463)	(329)	(137)
Net cash used in investing activities	(5,609)	(5,173)	(4,378)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,134	2,555	2,775
Payments for the redemption of long-term debt	(467)	(1,248)	(1,173)
Notes payable to affiliated companies	34	200	465
Dividends to parent	(125)	(500)	(425)
Other	(1)	(1)	(36)
Net cash provided by financing activities	575	1,006	1,606
Net increase (decrease) in cash, cash equivalents and restricted cash	25	(49)	71
Cash, cash equivalents and restricted cash at beginning of period	135	184	113
Cash, cash equivalents and restricted cash at end of period	$160	$135	$184
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$1,078	$954	$854
Cash paid for income taxes, net (includes transferable tax credit sale proceeds of $118, $28 and $0, respectively)	315	310	79
Significant non-cash transactions:
Accrued capital expenditures	745	806	663
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses)	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	on Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2021	$9,149	$8,007	$(2)	$(2)	$(7)	$17,145	$3	$17,148
Net income	—	1,828	—	—	—	1,828	—	1,828
Other comprehensive income (loss)	—	—	1	(6)	5	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Dividends to parent	(175)	(250)	—	—	—	(425)	—	(425)
Equitization of certain notes payable to affiliates	2,907	—	—	—	—	2,907	—	2,907
Purchase of a noncontrolling interest	(51)	—	—	—	—	(51)	31	(20)
Other	2	—	—	—	—	2	—	2
Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406	$—	$21,406
Net income	—	1,956	—	—	—	1,956	—	1,956
Other comprehensive income (loss)	—	—	—	3	(2)	1	—	1
Dividends to parent	—	(500)	—	—	—	(500)	—	(500)
Other	(2)	(1)	—	—	—	(3)	—	(3)
Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860	$—	$22,860
Net income	—	2,171	—	—	—	2,171	—	2,171
Dividends to parent	—	(125)	—	—	—	(125)	—	(125)
Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906	$—	$24,906

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4, and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the North Carolina Utilities Commission and by the South Carolina Public Service Commission (collectively the “Commissions”), which have jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years have focused on the recoverability of storm costs, fuel costs and asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We performed audit procedures to assess the ongoing regulatory recoverability of asset retirement obligations specific to coal ash.
•We obtained an analysis from management regarding the estimated storm costs that they determined were probable of recovery, but not yet addressed in a regulatory order. This analysis also included letters from the internal legal counsel asserting that the recovery of these costs is probable.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and test of details procedures on the recoverability of deferred storm costs.
Asset Retirement Obligations – Coal Ash – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company records asset retirement obligations associated with coal ash remediation at operating and retired coal burning generation facilities. These legal obligations are the result of state and federal regulations across the Company’s jurisdictions. On a quarterly basis, management performs an assessment for any indicators that would suggest a change in its coal ash asset retirement obligations may be necessary. Judgment is required to calculate coal ash remediation obligations, which are determined through site-specific assumptions, as well as assumptions used in determining the present value of the obligation.
We identified the revisions in coal ash remediation estimate cash flows associated with coal ash retirement obligations, resulting from the 2024 Coal Combustion Residuals ("CCR") Rule, as a critical audit matter because of the significant estimates and assumptions made by management in determining the recorded asset retirement obligation. This required a high degree of auditor judgment, and for certain assumptions, the need to involve internal specialists when performing audit procedures related to the revisions in estimates of cash flows associated with coal ash asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in coal ash remediation estimate cash flows associated with coal ash asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of coal ash asset retirement obligations, including those over management’s assessment of triggering events, management’s review of asset retirement obligation remeasurements, and the evaluation of significant assumptions used in determining the present value of the obligation.
•We tested the mathematical accuracy of management’s coal ash asset retirement obligation cash flow calculations.
•With the assistance of professionals within our firm with the appropriate expertise, we assessed the reasonableness of:
–Management’s interpretation of the applicability of the 2024 CCR rule,
–The significant site-specific assumptions, and
–The significant assumptions used in determining the present value of the obligation.
•We evaluated the Company’s disclosures related to the coal ash asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimate of the obligation as required under ASC 410, Asset Retirement and Environmental Obligations, and based upon the requirements of the applicable laws and regulations.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues	$7,017	$6,488	$6,753
Operating Expenses
Fuel used in electric generation and purchased power	2,409	2,203	2,492
Operation, maintenance and other	1,388	1,379	1,475
Depreciation and amortization	1,336	1,266	1,187
Property and other taxes	177	164	190
Impairment of assets and other charges	6	29	7
Total operating expenses	5,316	5,041	5,351
Gains on Sales of Other Assets and Other, net	2	3	4
Operating Income	1,703	1,450	1,406
Other Income and Expenses, net	143	124	114
Interest Expense	493	427	354
Income Before Income Taxes	1,353	1,147	1,166
Income Tax Expense	189	149	158
Net Income and Comprehensive Income	$1,164	$998	$1,008
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$24	$18
Receivables (net of allowance for doubtful accounts of $10 at 2024 and $8 at 2023)	160	139
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024 and $36 at 2023)	835	833
Receivables from affiliated companies	10	16
Inventory	1,341	1,227
Regulatory assets (includes $47 at 2024 and $39 at 2023 related to VIEs)	626	942
Other (includes $40 at 2024 and $31 at 2023 related to VIEs)	104	72
Total current assets	3,100	3,247
Property, Plant and Equipment
Cost	42,060	39,283
Accumulated depreciation and amortization	(15,930)	(15,227)
Net property, plant and equipment	26,130	24,056
Other Noncurrent Assets
Regulatory assets (includes $775 at 2024 and $643 at 2023 related to VIEs)	4,555	4,546
Nuclear decommissioning trust funds	4,636	4,075
Operating lease right-of-use assets, net	348	318
Other	724	682
Total other noncurrent assets	10,263	9,621
Total Assets	$39,493	$36,924
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$749	$634
Accounts payable to affiliated companies	306	332
Notes payable to affiliated companies	611	891
Taxes accrued	394	176
Interest accrued	122	114
Current maturities of long-term debt (includes $443 at 2024 and $34 at 2023 related to VIEs)	983	72
Asset retirement obligations	230	244
Regulatory liabilities	348	300
Other	427	481
Total current liabilities	4,170	3,244
Long-Term Debt (includes $809 at 2024 and $1,079 at 2023 related to VIEs)	11,371	11,492
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,344	2,560
Asset retirement obligations	4,104	3,626
Regulatory liabilities	4,570	4,375
Operating lease liabilities	332	293
Accrued pension and other post-retirement benefit costs	141	146
Investment tax credits	144	129
Other (includes $11 at 2024 and $12 at 2023 related to VIEs)	196	102
Total other noncurrent liabilities	11,831	11,231
Commitments and Contingencies
Equity
Member's Equity	11,971	10,807
Total Liabilities and Equity	$39,493	$36,924
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,164	$998	$1,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,520	1,460	1,371
Equity component of AFUDC	(61)	(52)	(52)
Impairment of assets and other charges	6	29	7
Deferred income taxes	(224)	(53)	121
Contributions to qualified pension plans	(14)	(13)	(8)
Payments for asset retirement obligations	(197)	(249)	(193)
Provisions for rate refunds	(2)	(24)	(58)
(Increase) decrease in
Receivables	(11)	(10)	(228)
Receivables from affiliated companies	6	9	58
Inventory	(114)	(221)	(85)
Other current assets	375	(252)	(207)
Increase (decrease) in
Accounts payable	63	(26)	20
Accounts payable to affiliated companies	(26)	(176)	198
Taxes accrued	217	99	(86)
Other current liabilities	133	13	13
Other assets	(426)	173	(416)
Other liabilities	81	29	38
Net cash provided by operating activities	2,490	1,734	1,501
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,803)	(2,387)	(2,070)
Purchases of debt and equity securities	(2,480)	(1,406)	(1,148)
Proceeds from sales and maturities of debt and equity securities	2,480	1,402	1,138
Other	(172)	(144)	(29)
Net cash used in investing activities	(2,975)	(2,535)	(2,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	855	991	1,477
Payments for the redemption of long-term debt	(72)	(369)	(645)
Notes payable to affiliated companies	(280)	652	67
Distributions to parent	—	(500)	(250)
Other	—	(1)	(1)
Net cash provided by financing activities	503	773	648
Net increase (decrease) in cash, cash equivalents and restricted cash	18	(28)	40
Cash, cash equivalents and restricted cash at beginning of period	51	79	39
Cash, cash equivalents and restricted cash at end of period	$69	$51	$79
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$522	$447	$386
Cash paid for income taxes, net (includes transferable tax credit sale proceeds of $71, $0 and $0, respectively)	192	73	157
Significant non-cash transactions:
Accrued capital expenditures	374	313	269
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2021	$9,551
Net income	1,008
Distributions to parent	(250)
Balance at December 31, 2022	$10,309
Net income	998
Distributions to parent	(500)
Balance at December 31, 2023	$10,807
Net income	1,164
Balance at December 31, 2024	$11,971
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 4 to the financial statements.
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
•We read relevant regulatory orders issued by the Commission and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commission, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:

REPORTS
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We obtained an analysis from management regarding the estimated storm costs that they determined were probable of recovery, but not yet addressed in a regulatory order. This analysis also included letters from the internal legal counsel asserting that the recovery of these costs is probable.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
•We performed substantive analytical procedures on the recoverability of deferred fuel costs and test of details procedures on the recoverability of deferred storm costs.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 2001.

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues	$6,595	$7,036	$6,353
Operating Expenses
Fuel used in electric generation and purchased power	2,346	2,823	2,586
Operation, maintenance and other	1,055	1,239	967
Depreciation and amortization	1,057	885	955
Property and other taxes	440	480	421
Impairment of assets and other charges	—	(1)	4
Total operating expenses	4,898	5,426	4,933
Gains on Sales of Other Assets and Other, net	3	2	2
Operating Income	1,700	1,612	1,422
Other Income and Expenses, net	86	78	74
Interest Expense	457	413	362
Income Before Income Taxes	1,329	1,277	1,134
Income Tax Expense	268	261	225
Net Income	$1,061	$1,016	$909
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	—	3	(5)
Other Comprehensive Income (Loss), net of tax	—	3	(5)
Comprehensive Income	$1,061	$1,019	$904
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$33	$24
Receivables (net of allowance for doubtful accounts of $29 at 2024 and $11 at 2023)	544	83
Receivables of VIEs (net of allowance for doubtful accounts of $0 at 2024 and $20 at 2023)	—	532
Receivables from affiliated companies	21	238
Inventory (includes $494 at 2024 and $462 at 2023 related to VIEs)	745	674
Regulatory assets (includes $61 at 2024 and $59 at 2023 related to VIEs)	1,022	720
Other (includes $35 at 2024 and $37 at 2023 related to VIEs)	227	51
Total current assets	2,592	2,322
Property, Plant and Equipment
Cost	30,490	28,353
Accumulated depreciation and amortization	(7,650)	(7,067)
Net property, plant and equipment	22,840	21,286
Other Noncurrent Assets
Regulatory assets (includes $741 at 2024 and $803 at 2023 related to VIEs)	2,064	1,883
Nuclear decommissioning trust funds	331	382
Operating lease right-of-use assets, net	277	299
Other	465	429
Total other noncurrent assets	3,137	2,993
Total Assets	$28,569	$26,601
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $208 at 2024 and $188 at 2023 related to VIEs)	$1,418	$738
Accounts payable to affiliated companies	67	135
Notes payable to affiliated companies	466	152
Taxes accrued	60	185
Interest accrued	86	86
Current maturities of long-term debt (includes $59 at 2024 and $384 at 2023 related to VIEs)	534	589
Asset retirement obligations	1	1
Regulatory liabilities	174	118
Other	342	350
Total current liabilities	3,148	2,354
Long-Term Debt (includes $773 at 2024 and $831 at 2023 related to VIEs)	9,814	9,812
Other Noncurrent Liabilities
Deferred income taxes	3,024	2,733
Asset retirement obligations	213	274
Regulatory liabilities	688	708
Operating lease liabilities	225	251
Accrued pension and other post-retirement benefit costs	92	98
Investment tax credits	241	242
Other	143	86
Total other noncurrent liabilities	4,626	4,392
Commitments and Contingencies
Equity
Member's equity	10,986	10,048
Accumulated other comprehensive loss	(5)	(5)
Total equity	10,981	10,043
Total Liabilities and Equity	$28,569	$26,601
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,061	$1,016	$909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,239	1,260	1,032
Equity component of AFUDC	(13)	(15)	(16)
Impairment of assets and other charges	—	(1)	4
Deferred income taxes	265	(89)	285
Contributions to qualified pension plans	(9)	(9)	(5)
Payments for asset retirement obligations	(82)	(80)	(98)
(Increase) decrease in
Receivables	37	30	(93)
Receivables from affiliated companies	217	(236)	14
Inventory	(58)	(101)	(98)
Other current assets	(456)	496	(640)
Increase (decrease) in
Accounts payable	803	(241)	202
Accounts payable to affiliated companies	(68)	(42)	(32)
Taxes accrued	(129)	132	2
Other current liabilities	37	3	62
Other assets	(312)	163	(704)
Other liabilities	38	101	18
Net cash provided by operating activities	2,570	2,387	842
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,449)	(2,529)	(2,247)
Purchases of debt and equity securities	(223)	(184)	(193)
Proceeds from sales and maturities of debt and equity securities	330	261	279
Other	(292)	(185)	(108)
Net cash used in investing activities	(2,634)	(2,637)	(2,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	279	1,564	1,298
Payments for the redemption of long-term debt	(395)	(879)	(77)
Notes payable to affiliated companies	314	(453)	406
Distributions to parent	(125)	—	(175)
Other	(1)	(1)	(1)
Net cash provided by financing activities	72	231	1,451
Net increase (decrease) in cash, cash equivalents and restricted cash	8	(19)	24
Cash, cash equivalents and restricted cash at beginning of period	67	86	62
Cash, cash equivalents and restricted cash at end of period	$75	$67	$86
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$442	$394	$339
Cash paid for (received from) income taxes, net (includes transferable tax credit sale proceeds of $47, $28 and $0, respectively)	270	219	(83)
Significant non-cash transactions:
Accrued capital expenditures	371	493	394
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-	Total
(in millions)	Equity	Sale Securities	Equity
Balance at December 31, 2021	$8,298	$(3)	$8,295
Net income	909	—	909
Other comprehensive loss	—	(5)	(5)
Distributions to parent	(175)	—	(175)
Other	(1)	—	(1)
Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	1,016	—	1,016
Other comprehensive income	—	3	3
Other	1	—	1
Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	1,061	—	1,061
Distributions to parent	(125)	—	(125)
Other	2	—	2
Balance at December 31, 2024	$10,986	$(5)	$10,981

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commissions that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues
Regulated electric	$1,905	$1,868	$1,798
Regulated natural gas	640	639	716
Total operating revenues	2,545	2,507	2,514
Operating Expenses
Fuel used in electric generation and purchased power	538	608	657
Cost of natural gas	142	163	261
Operation, maintenance and other	485	478	523
Depreciation and amortization	403	367	324
Property and other taxes	400	364	369
Impairment of assets and other charges	—	3	(10)
Total operating expenses	1,968	1,983	2,124
Gains on Sales of Other Assets and Other, net	1	1	1
Operating Income	578	525	391
Other Income and Expenses, net	19	41	19
Interest Expense	192	169	129
Income Before Income Taxes	405	397	281
Income Tax Expense (Benefit)	64	63	(21)
Net Income and Comprehensive Income	$341	$334	$302
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$24	$24
Receivables (net of allowance for doubtful accounts of $43 at 2024 and $9 at 2023)	447	112
Receivables from affiliated companies	11	239
Notes receivable from affiliated companies	28	—
Inventory	183	179
Regulatory assets	88	73
Other	30	134
Total current assets	811	761
Property, Plant and Equipment
Cost	13,918	13,210
Accumulated depreciation and amortization	(3,674)	(3,451)
Net property, plant and equipment	10,244	9,759
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	705	676
Operating lease right-of-use assets, net	6	16
Other	82	84
Total other noncurrent assets	1,713	1,696
Total Assets	$12,768	$12,216
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$313	$338
Accounts payable to affiliated companies	52	71
Notes payable to affiliated companies	162	613
Taxes accrued	363	316
Interest accrued	49	35
Current maturities of long-term debt	245	—
Asset retirement obligations	8	6
Regulatory liabilities	34	56
Other	67	65
Total current liabilities	1,293	1,500
Long-Term Debt	3,895	3,493
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,314	1,272
Asset retirement obligations	131	130
Regulatory liabilities	465	497
Operating lease liabilities	6	16
Accrued pension and other post-retirement benefit costs	89	97
Other	91	86
Total other noncurrent liabilities	2,096	2,098
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2024 and 2023	762	762
Additional paid-in capital	3,118	3,100
Retained earnings	1,579	1,238
Total equity	5,459	5,100
Total Liabilities and Equity	$12,768	$12,216
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341	$334	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	408	371	328
Equity component of AFUDC	(7)	(9)	(7)
Impairment of assets and other charges	—	3	(10)
Deferred income taxes	8	113	(22)
Contributions to qualified pension plans	(5)	(5)	(3)
Payments for asset retirement obligations	(6)	(13)	(12)
Provision for rate refunds	—	—	5
(Increase) decrease in
Receivables	2	(38)	23
Receivables from affiliated companies	57	(40)	(5)
Inventory	(4)	(35)	(28)
Other current assets	78	(23)	(55)
Increase (decrease) in
Accounts payable	(10)	(34)	44
Accounts payable to affiliated companies	(19)	(1)	8
Taxes accrued	47	(1)	42
Other current liabilities	(5)	(54)	(63)
Other assets	45	(24)	(29)
Other liabilities	(25)	(38)	64
Net cash provided by operating activities	905	506	582
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(815)	(939)	(850)
Net proceeds from the sales of other assets	—	75	—
Notes receivable from affiliated companies	(194)	48	(105)
Other	(88)	(67)	(67)
Net cash used in investing activities	(1,097)	(883)	(1,022)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	644	774	50
Payments for the redemption of long-term debt	—	(500)	—
Notes payable to affiliated companies	(451)	116	395
Other	(1)	(5)	(2)
Net cash provided by financing activities	192	385	443
Net increase in cash and cash equivalents	—	8	3
Cash and cash equivalents at beginning of period	24	16	13
Cash and cash equivalents at end of period	$24	$24	$16
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$175	$158	$126
Cash (received from) paid for income taxes	(79)	58	(35)
Significant non-cash transactions:
Accrued capital expenditures	99	115	123
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2021	$762	$3,100	$602	$4,464
Net income	—	—	302	302
Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	334	334
Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	341	341
Other	—	18	—	18
Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 4, and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by the Indiana Utility Regulatory Commission (the “Commission”), which has jurisdiction with respect to the electric rates of the Company. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 4, regulatory proceedings in recent years in Indiana have focused on asset retirement obligations specific to coal ash. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
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
•We read relevant regulatory orders issued by the Commission and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the Commission, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We performed audit procedures to assess the ongoing regulatory recoverability of asset retirement obligations specific to coal ash.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
Asset Retirement Obligations – Coal Ash – Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company records asset retirement obligations associated with coal ash remediation at operating and retired coal burning generation facilities. These legal obligations are the result of state and federal regulations across the Company’s jurisdictions. On a quarterly basis, management performs an assessment for any indicators that would suggest a change in its coal ash asset retirement obligations may be necessary. Judgment is required to calculate coal ash remediation obligations, which are determined through site-specific assumptions, as well as assumptions used in determining the present value of the obligation.
We identified the revisions in coal ash remediation estimate cash flows associated with coal ash retirement obligations, resulting from the 2024 Coal Combustion Residuals ("CCR") Rule, as a critical audit matter because of the significant estimates and assumptions made by management in determining the recorded asset retirement obligation. This required a high degree of auditor judgment, and for certain assumptions, the need to involve internal specialists when performing audit procedures related to the revisions in estimates of cash flows associated with coal ash asset retirement obligations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revisions in coal ash remediation estimate cash flows associated with coal ash asset retirement obligations included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of coal ash asset retirement obligations, including those over management’s assessment of triggering events, management’s review of asset retirement obligation remeasurements, and the evaluation of significant assumptions used in determining the present value of the obligation.
•We tested the mathematical accuracy of management’s coal ash asset retirement obligation cash flow calculations.
•With the assistance of professionals within our firm with the appropriate expertise, we assessed the reasonableness of:
–Management’s interpretation of the applicability of the 2024 CCR rule,
–The significant site-specific assumptions, and
–The significant assumptions used in determining the present value of the obligation.
•We evaluated the Company’s disclosures related to the coal ash asset retirement obligation.
•We obtained representation from management asserting that the asset retirement obligations recorded in the financial statements represent management’s best estimate of the obligation as required under ASC 410, Asset Retirement and Environmental Obligations, and based upon the requirements of the applicable laws and regulations.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues	$3,040	$3,399	$3,922
Operating Expenses
Fuel used in electric generation and purchased power	964	1,217	1,819
Operation, maintenance and other	671	713	729
Depreciation and amortization	676	666	645
Property and other taxes	50	59	75
Impairment of assets and other charges	—	—	388
Total operating expenses	2,361	2,655	3,656
Operating Income	679	744	266
Other Income and Expenses, net	62	76	36
Interest Expense	229	213	189
Income Before Income Taxes	512	607	113
Income Tax Expense (Benefit)	71	110	(24)
Net Income	$441	$497	$137
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	$(1)	$—	$—
Comprehensive Income	$440	$497	$137
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$13	$8
Receivables (net of allowance for doubtful accounts of $15 at 2024 and $5 at 2023)	423	156
Receivables from affiliated companies	1	197
Inventory	586	582
Regulatory assets	113	102
Other	69	98
Total current assets	1,205	1,143
Property, Plant and Equipment
Cost	19,970	18,900
Accumulated depreciation and amortization	(6,848)	(6,501)
Net property, plant and equipment	13,122	12,399
Other Noncurrent Assets
Regulatory assets	1,040	894
Operating lease right-of-use assets, net	37	50
Other	323	325
Total other noncurrent assets	1,400	1,269
Total Assets	$15,727	$14,811
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$257	$300
Accounts payable to affiliated companies	57	176
Notes payable to affiliated companies	10	256
Taxes accrued	168	66
Interest accrued	59	54
Current maturities of long-term debt	4	4
Asset retirement obligations	164	120
Regulatory liabilities	183	209
Other	183	184
Total current liabilities	1,085	1,369
Long-Term Debt	4,644	4,348
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,494	1,436
Asset retirement obligations	1,104	689
Regulatory liabilities	1,404	1,459
Operating lease liabilities	33	46
Accrued pension and other post-retirement benefit costs	82	115
Investment tax credits	186	186
Other	19	—
Total other noncurrent liabilities	4,322	3,931
Commitments and Contingencies
Equity
Member's equity	5,526	5,012
Accumulated other comprehensive income	—	1
Total equity	5,526	5,013
Total Liabilities and Equity	$15,727	$14,811
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$441	$497	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	679	669	648
Equity component of AFUDC	(19)	(10)	(13)
Impairment of assets and other charges	—	—	388
Deferred income taxes	(11)	91	(64)
Contributions to qualified pension plans	(8)	(8)	(5)
Payments for asset retirement obligations	(80)	(81)	(82)
Provision for rate refunds	(18)	—	—
(Increase) decrease in
Receivables	27	(40)	(3)
Receivables from affiliated companies	5	(8)	20
Inventory	(4)	(93)	(70)
Other current assets	70	138	(3)
Increase (decrease) in
Accounts payable	(44)	(83)	105
Accounts payable to affiliated companies	(78)	42	(3)
Taxes accrued	102	(26)	34
Other current liabilities	(31)	128	9
Other assets	(33)	(69)	(10)
Other liabilities	25	7	13
Net cash provided by operating activities	1,023	1,154	1,101
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(935)	(961)	(877)
Purchases of debt and equity securities	(133)	(68)	(61)
Proceeds from sales and maturities of debt and equity securities	132	55	48
Notes receivable from affiliated companies	(117)	109	(86)
Other	(46)	(66)	(55)
Net cash used in investing activities	(1,099)	(931)	(1,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	298	495	67
Payments for the redemption of long-term debt	(4)	(303)	(84)
Notes payable to affiliated companies	(246)	(178)	435
Capital contribution from parent	235	—	—
Distributions to parent	(201)	(259)	(462)
Other	(1)	(1)	(1)
Net cash provided by (used in) financing activities	81	(246)	(45)
Net increase (decrease) in cash and cash equivalents	5	(23)	25
Cash and cash equivalents at beginning of period	8	31	6
Cash and cash equivalents at end of period	$13	$8	$31
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$219	$202	$186
Cash (received from) paid for income taxes	(80)	90	35
Significant non-cash transactions:
Accrued capital expenditures	115	114	122
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income
		Pension
	Member's	and OPEB	Total
(in millions)	Equity	Adjustments	Equity
Balance at December 31, 2021	$5,015	$—	$5,015
Net income	137	—	137
Distributions to parent	(450)	—	(450)
Other	—	1	1
Balance at December 31, 2022	$4,702	$1	$4,703
Net income	497	—	497
Distributions to parent	(187)	—	(187)
Balance at December 31, 2023	$5,012	$1	$5,013
Net income	441	—	441
Contributions from parent	235	—	235
Distributions to parent	(160)	—	(160)
Other	(2)	(1)	(3)
Balance at December 31, 2024	$5,526	$—	$5,526
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded balances for completeness.
•For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the commissions, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

REPORTS
•We evaluated the reasonableness of management’s judgments regarding the recoverability of regulatory asset balances by performing the following to inform our understanding of the composition of the balances:
–We inquired of management regarding changes in the regulatory environment (i.e., recently approved orders) and regulatory asset balances during the year.
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, expected incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
–We compared the recorded regulatory asset balances to an independently developed expectation of the corresponding balance.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2025
We have served as the Company's auditor since 1951.

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating Revenues
Regulated natural gas	$1,702	$1,603	$2,100
Nonregulated natural gas and other	27	25	24
Total operating revenues	1,729	1,628	2,124
Operating Expenses
Cost of natural gas	423	430	1,015
Operation, maintenance and other	359	344	368
Depreciation and amortization	261	237	222
Property and other taxes	55	59	57
Impairment of assets and other charges	—	(4)	18
Total operating expenses	1,098	1,066	1,680
Gains on Sales of Other Assets and Other, net	—	—	4
Operating Income	631	562	448
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	8	9	8
Other income and expenses, net	54	57	46
Total other income and expenses	62	66	54
Interest Expense	185	165	140
Income Before Income Taxes	508	463	362
Income Tax Expense	95	84	39
Net Income and Comprehensive Income	$413	$379	$323
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$2	$—
Receivables (net of allowance for doubtful accounts of $10 at 2024 and $11 at 2023)	368	311
Receivables from affiliated companies	16	10
Inventory	78	112
Regulatory assets	158	161
Other	11	7
Total current assets	633	601
Property, Plant and Equipment
Cost	12,780	11,908
Accumulated depreciation and amortization	(2,432)	(2,259)
Net property, plant and equipment	10,348	9,649
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	421	410
Operating lease right-of-use assets, net	4	4
Investments in unconsolidated affiliates	76	78
Other	268	276
Total other noncurrent assets	818	817
Total Assets	$11,799	$11,067
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$237	$315
Accounts payable to affiliated companies	26	54
Notes payable to affiliated companies	739	538
Taxes accrued	84	89
Interest accrued	45	39
Current maturities of long-term debt	205	40
Regulatory liabilities	68	98
Other	76	77
Total current liabilities	1,480	1,250
Long-Term Debt	3,798	3,628
Other Noncurrent Liabilities
Deferred income taxes	1,018	933
Asset retirement obligations	29	26
Regulatory liabilities	956	988
Operating lease liabilities	7	10
Accrued pension and other post-retirement benefit costs	7	8
Other	150	172
Total other noncurrent liabilities	2,167	2,137
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2024 and 2023	1,635	1,635
Retained earnings	2,718	2,416
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,353	4,051
Noncontrolling interests	1	1
Total equity	4,354	4,052
Total Liabilities and Equity	$11,799	$11,067
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$413	$379	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	239	225
Equity component of AFUDC	(21)	(21)	(11)
Impairment of assets and other charges	—	(4)	18
Deferred income taxes	60	38	5
Equity in earnings of unconsolidated affiliates	(8)	(9)	(8)
Contributions to qualified pension plans	(3)	(3)	(2)
Provision for rate refunds	—	—	(3)
(Increase) decrease in
Receivables	(61)	127	(111)
Receivables from affiliated companies	(6)	1	—
Inventory	34	58	(63)
Other current assets	(9)	(46)	32
Increase (decrease) in
Accounts payable	40	(45)	40
Accounts payable to affiliated companies	(28)	3	11
Taxes accrued	(5)	15	11
Other current liabilities	(13)	27	36
Other assets	(16)	(7)	5
Other liabilities	17	10	(1)
Net cash provided by operating activities	658	762	507
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,025)	(1,036)	(862)
Contributions to equity method investments	—	—	(8)
Other	(54)	(54)	(26)
Net cash used in investing activities	(1,079)	(1,090)	(896)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	373	348	394
Payments for the redemption of long-term debt	(40)	(45)	—
Notes payable to affiliated companies	200	25	(4)
Dividends to parent	(110)	—	—
Other	—	—	(1)
Net cash provided by financing activities	423	328	389
Net increase in cash and cash equivalents	2	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$2	$—	$—
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$176	$162	$135
Cash paid for income taxes	48	28	23
Significant non-cash transactions:
Accrued capital expenditures	105	223	207
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2021	$1,635	$1,714	$3,349	$—	$3,349
Net income	—	323	323	—	323
Other	—	—	—	1	1
Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	379	379	—	379
Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	413	413	—	413
Dividends to parent	—	(110)	(110)	—	(110)
Other	—	(1)	(1)	—	(1)
Balance at December 31, 2024	$1,635	$2,718	$4,353	$1	$4,354
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5% of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2024, or 2023.

		December 31,
(in millions)	Location	2024	2023
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$234	$224
Duke Energy Florida
Tax receivables	Current Assets	$166	$12
Customer deposits/Collateral liabilities	Current Liabilities	$164	$168
Duke Energy Ohio
Tax receivables	Current Assets	$4	95
Duke Energy Indiana
Customer advances	Current Liabilities	$100	$87
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented. For the years ended December 31, 2024, 2023 and 2022, the Income (Loss) From Discontinued Operations, net of tax on Duke Energy's Consolidated Statements of Operations includes amounts related to NCI. A portion of NCI on Duke Energy's Consolidated Balance Sheets relates to discontinued operations for the periods presented. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
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

	December 31, 2024					December 31, 2023
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$314	$6	$73	$24	$33	$253	$9	$59	$18	$24
Other	84	9	76	40	35	76	9	67	31	36
Other Noncurrent Assets
Other	20	1	11	5	7	16	1	9	2	7
Total cash, cash equivalents and restricted cash	$418	$16	$160	$69	$75	$345	$19	$135	$51	$67
Inventory
Inventory related to regulated operations is valued at historical cost. Inventory is charged to expense or capitalized to property, plant and equipment when issued, primarily using the average cost method. Excess or obsolete inventory is written down to the lower of cost or net realizable value. Once inventory has been written down, it creates a new cost basis for the inventory that is not subsequently written up. Provisions for inventory write-offs were not material at December 31, 2024, and 2023, respectively. The components of inventory are presented in the tables below.

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,387	$1,150	$1,649	$1,074	$576	$149	$389	$11
Coal	801	341	241	164	77	23	196	—
Natural gas, oil and other	321	45	196	103	92	11	1	67
Total inventory	$4,509	$1,536	$2,086	$1,341	$745	$183	$586	$78

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,086	$1,075	$1,465	$963	$502	$139	$361	$12
Coal	842	364	231	154	77	28	219	—
Natural gas, oil and other	364	45	205	110	95	12	2	100
Total inventory	$4,292	$1,484	$1,901	$1,227	$674	$179	$582	$112
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

	Years Ended December 31,
	2024	2023	2022
Duke Energy	3.0%	2.9%	3.0%
Duke Energy Carolinas	3.1%	2.7%	2.7%
Progress Energy	3.3%	3.3%	3.2%
Duke Energy Progress	3.2%	3.1%	3.0%
Duke Energy Florida	3.5%	3.5%	3.5%
Duke Energy Ohio	2.9%	2.8%	2.9%
Duke Energy Indiana	3.6%	3.6%	3.6%
Piedmont	2.2%	2.1%	2.1%
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
Other Noncurrent Assets
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the contract in Other within Other noncurrent assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023. The asset is recorded at historical cost and is subject to impairment testing should circumstances indicate the carrying value may not be recoverable. In November 2022, Duke Energy committed to a plan to sell the Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, which was moved to the EU&I segment. See Notes 2 and 3 for further information.

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following table presents the amounts included within Accounts payable on the Consolidated Balance Sheets sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows as of December 31, 2024, and December 31, 2023.

	For the Years Ended December 31, 2023 and 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Confirmed obligations outstanding at December 31, 2022	$87	$6	$19	$8	$11	$5	$—	$57
Invoices confirmed during the period	228	24	58	22	36	7	—	139
Confirmed invoices paid during the period	(265)	(30)	(74)	(30)	(44)	(12)	—	(149)
Confirmed obligations outstanding at December 31, 2023	$50	$—	$3	$—	$3	$—	$—	$47
Invoices confirmed during the period	156	—	4	—	4	—	—	152
Confirmed invoices paid during the period	(193)	—	(6)	—	(6)	—	—	(187)
Confirmed obligations outstanding at December 31, 2024	$13	$—	$1	$—	$1	$—	$—	$12

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
Alternative Revenue Programs
Duke Energy accounts for certain types of programs established by the regulators in the states in which it operates, including decoupling mechanisms, as alternative revenue programs. Alternative revenue programs are contracts between an entity and its regulator, not a contract between an entity and a customer. Revenue arising from alternative revenue programs is presented as Regulated electric revenues and Regulated natural gas revenues on the Consolidated Statements of Operations. Revenue from alternative revenue programs is recognized in the period they are earned (i.e., during the period of revenue shortfall or excess due to fluctuations in customer usage or when specific targets are met resulting in the achievement of performance incentives or penalties) and a regulatory asset or liability on the Consolidated Balance Sheets is established, which is subsequently billed or refunded to customers. Duke Energy recognizes revenue as alternative revenue programs for programs that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months. See Note 19 for disaggregated revenue information including revenue from contracts with customers and revenues recognized as alternative revenue programs.
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

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns. The Subsidiary Registrants are parties to a tax-sharing agreement with Duke Energy. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. Deferred income taxes have been provided for temporary differences between GAAP and tax bases of assets and liabilities because the differences create taxable or tax-deductible amounts for future periods. ITCs associated with regulated operations are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties. PTCs associated with regulated operations reduce income tax expense or are deferred and amortized as a reduction of income tax expense over a period of time that is agreed upon by the regulatory authorities and the Subsidiary Registrants.
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

	Years Ended December 31,
(in millions)	2024	2023	2022
Duke Energy	$423	$458	$449
Duke Energy Carolinas	31	27	47
Progress Energy	285	322	290
Duke Energy Progress	9	5	25
Duke Energy Florida	276	317	265
Duke Energy Ohio	105	106	104
Duke Energy Indiana	—	1	7
Piedmont	2	2	1

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any current legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, if Duke Energy were to defer dividend payments on the preferred stock, the declaration of common stock dividends would be prohibited. See Note 20 for more information. Additionally, as further described in Note 4, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy due to conditions established by regulators in conjunction with merger transaction approvals. At December 31, 2024, and 2023, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
Other than implementation of the enhanced disclosure requirements for reportable business segments as described in Note 3, no new accounting standards were adopted by any of the Duke Energy Registrants in 2024.
2. DISPOSITIONS
The following table summarizes the Income (Loss) from Discontinued Operations, net of tax recorded on Duke Energy's Consolidated Statements of Operations:

	Years Ended December 31,
(in millions)	2024	2023	2022
Commercial Renewables Disposal Groups	$12	$(1,457)	$(1,349)
Other(a)	(2)	2	26
Income (Loss) from Discontinued Operations, net of tax	$10	$(1,455)	$(1,323)
(a)     Amounts primarily represent income tax adjustments for previously sold businesses not related to the Commercial Renewables Disposal Groups.
Sale of Commercial Renewables Segment
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. Duke Energy closed on the transaction with Brookfield on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. The balance of the remaining proceeds to be received of $551 million is included in Receivable from sales of Commercial Renewables Disposal Groups, as of December 31, 2024, and $531 million is included in Other, within Other Noncurrent Assets, as of December 31, 2023, on Duke Energy's Consolidated Balance Sheets. The sale of the remaining assets was concluded in January 2025, and net proceeds from these dispositions were not material.
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

	December 31,
(in millions)	2024	2023
Current Assets Held for Sale
Other	$4	$14
Total current assets held for sale	4	14
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	109	247
Accumulated depreciation and amortization	(24)	(57)
Net property, plant and equipment	85	190
Operating lease right-of-use assets, net	4	4
Other	—	3
Total other noncurrent assets held for sale	4	7
Total Assets Held for Sale	$93	$211
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$19	$9
Taxes accrued	1	3
Current maturities of long-term debt	43	5
Unrealized losses on commodity hedges	13	68
Other	4	37
Total current liabilities associated with assets held for sale	80	122
Noncurrent Liabilities Associated with Assets Held for Sale
Long-Term debt	—	39
Operating lease liabilities	5	5
Asset retirement obligations	5	8
Unrealized losses on commodity hedges	66	94
Other	13	11
Total other noncurrent liabilities associated with assets held for sale	89	157
Total Liabilities Associated with Assets Held for Sale	$169	$279
As of December 31, 2024, and 2023, the NCI balance was $18 million and $66 million, respectively.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Income (Loss) from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating revenues	$4	$330	$465
Operation, maintenance and other	22	302	337
Depreciation and amortization(a)	—	—	201
Property and other taxes	2	45	36
Other income and expenses, net	—	(8)	2
Interest expense	4	65	10
Loss on disposal	14	1,725	1,748
Loss before income taxes	(38)	(1,815)	(1,865)
Income tax benefit	(50)	(358)	(516)
Income (Loss) from discontinued operations	$12	$(1,457)	$(1,349)
Add: Net (income) loss attributable to noncontrolling interest included in discontinued operations	(3)	64	108
Net income (loss) from discontinued operations attributable to Duke Energy Corporation	$9	$(1,393)	$(1,241)
(a)    Upon meeting the criteria for assets held for sale, beginning in November 2022 depreciation and amortization expense were ceased.
The Commercial Renewables Disposal Groups' assets held for sale amounts presented above reflect pretax impairments recorded against property, plant and equipment of approximately $123 million and $278 million as of December 31, 2024, and 2023, respectively. The carrying amounts for the remaining assets will be updated, if necessary, based on final disposition amounts.

FINANCIAL STATEMENTS	DISPOSITIONS
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash flows provided by (used in):
Operating activities	$7	$607	$213
Investing activities	(13)	122	(802)
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
Sale of Minority Interest in Duke Energy Indiana Holdco, LLC
On January 28, 2021, Duke Energy executed an agreement providing for an investment by an affiliate of GIC in Duke Energy Indiana in exchange for a 19.9% minority interest issued by Duke Energy Indiana Holdco, LLC, the holding company for Duke Energy Indiana. The transaction was completed following two closings for an aggregate purchase price of approximately $2.05 billion. The first closing, which occurred on September 8, 2021, resulted in Duke Energy Indiana Holdco, LLC issuing 11.05% of its membership interests in exchange for approximately $1.03 billion or 50% of the purchase price. The difference between the cash consideration received, net of transaction costs of approximately $27 million, and the carrying value of the NCI was $545 million and was recorded as an increase to equity. The second closing was completed in December 2022 and resulted in Duke Energy Indiana Holdco, LLC issuing an additional 8.85% of its membership interests in exchange for approximately $1.03 billion. The difference between the cash consideration received, net of transaction costs of approximately $6 million, and the carrying value of the NCI was $492 million and was recorded as an increase to equity. Duke Energy retained indirect control of these assets, and, therefore, no gain or loss was recognized on the Consolidated Statements of Operations for either transaction.
3. BUSINESS SEGMENTS
Reportable segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business. The Duke Energy Registrants' chief operating decision-maker (CODM) is the Chief Executive Officer. The CODM evaluates segment performance based on segment income for each of the Duke Energy Registrants' reportable business segments in deciding how to allocate resources and evaluate the performance of the business. Segment income is defined as income from continuing operations net of income attributable to NCI and preferred stock dividends. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated on the Consolidated Financial Statements. Certain governance costs are allocated to each segment. In addition, direct interest expense and income taxes are included in segment income.
In November 2023, the FASB issued a pronouncement to enhance annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to or easily computed from information regularly provided to the CODM and included within each reported measure of segment profit or loss. These updated requirements are reflected in this note disclosure.
Products and services are sold between affiliate companies and reportable segments of Duke Energy at cost. Substantially all assets and revenues from continuing operations for each of the Duke Energy Registrants are within the U.S. Segment assets as presented in the tables that follow exclude all intercompany assets.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables.

	Year Ended December 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$28,020	$2,299	$30,319	$38	$—	$30,357
Intersegment revenues	73	91	164	119	(283)	—
Total revenues	$28,093	$2,390	$30,483	$157	$(283)	$30,357
Less:
Fuel used in electric generation and purchased power	$9,285	$—	$9,285	$—	$(79)	$9,206
Cost of natural gas	—	565	565	—	—	565
Operation, maintenance and other	5,185	478	5,663	(79)	(195)	5,389
Depreciation and amortization	5,128	400	5,528	293	(28)	5,793
Property and other taxes	1,305	149	1,454	12	—	1,466
Impairment of assets and other charges	37	—	37	1	—	38
Interest expense	2,006	256	2,262	1,245	(123)	3,384
Income tax expense (benefit)	820	99	919	(329)	—	590
Other Segment Items
Noncontrolling interests(a)	88	(1)	87	—	—	87
Preferred dividends	—	—	—	106	—	106
Preferred redemption costs	—	—	—	16	—	16
Add: Equity in (losses) earnings of unconsolidated affiliates	(11)	(48)	(59)	50	—	(9)
Add: Other(b)	542	58	600	229	(142)	687
Segment income (loss)(c)(d)(e)	$4,770	$454	$5,224	$(829)	$—	$4,395
Discontinued Operations						7
Net income available to Duke Energy Corporation Common Stockholders						$4,402
Add back: Net income (loss) attributable to noncontrolling interest						90
Add back: Preferred dividends						106
Add back: Preferred redemption costs						16
Net income						$4,614
Capital investments expenditures and acquisitions	$10,689	$1,313	$12,002	$261	$—	$12,263
Segment assets	164,010	18,131	182,141	4,202	—	186,343
(a)    Net income (loss) attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes the following in the referenced captions on the Consolidated Statements of Operations:
•$42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction within Interest Expense related to South Carolinas rate case orders for Duke Energy Carolinas and Duke Energy Progress. See Note 4 for further information.
•$29 million recorded as a reduction of Operating revenues and $4 million as a reduction within Noncontrolling interests related to a Duke Energy Indiana regulatory liability associated with certain employee post-retirement benefits. See Note 4 for further information.
•$17 million recorded as a reduction of Operating revenues related to nonrecurring customer billing adjustments as a result of implementation of a new customer system.
•$15 million recorded within Equity in (losses) earnings of unconsolidated affiliates, primarily related to impairments for certain joint venture electric transmission projects, and $4 million within Gains on sales of other assets and other, net.
(d)    GU&I includes $1 million recorded with Operation, maintenance and other and $3 million as a charge within Other income and expenses on the Consolidated Statements of Operations related to nonrecurring customer billing adjustments as a result of implementation of a new customer system. Additionally, GU&I includes $54 million recorded within Equity in (losses) earnings of unconsolidated affiliates on the Consolidated Statements of Operations related to impairments for certain renewable natural gas investments. See Note 13 for further information.
(e)    Other includes $16 million recorded as Preferred Redemption Costs on the Consolidated Statements of Operations related to the redemption of Series B Preferred Stock. See Note 20 for further information. Additionally, Other includes $23 million recorded within Operation, maintenance and other on the Consolidated Statements of Operations related to an insurance deductible for Hurricane Helene property losses.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$26,846	$2,177	$29,023	$37	$—	$29,060
Intersegment revenues	75	89	164	97	(261)	—
Total revenues	$26,921	$2,266	$29,187	$134	$(261)	$29,060
Less:
Fuel used in electric generation and purchased power	$9,164	$—	$9,164	$—	$(78)	$9,086
Cost of natural gas	—	593	593	—	—	593
Operation, maintenance and other	5,309	455	5,764	36	(175)	5,625
Depreciation and amortization	4,684	349	5,033	248	(28)	5,253
Property and other taxes	1,320	129	1,449	(49)	—	1,400
Impairment of assets and other charges	75	(4)	71	14	—	85
Interest expense	1,850	217	2,067	1,097	(150)	3,014
Income tax expense (benefit)	742	116	858	(420)	—	438
Other Segment Items
Noncontrolling interests(a)	99	(2)	97	—	—	97
Preferred dividends	—	—	—	106	—	106
Add: Equity in earnings of unconsolidated affiliates	7	40	47	66	—	113
Add: Other(b)	538	66	604	216	(170)	650
Segment income (loss)(c)(d)	$4,223	$519	$4,742	$(616)	$—	$4,126
Discontinued operations						(1,391)
Net income available to Duke Energy Corporation Common Stockholders						$2,735
Add back: Net income (loss) attributable to noncontrolling interest						33
Add back: Preferred dividends						106
Net income						$2,874
Capital investments expenditures and acquisitions(e)	$10,135	$1,492	$11,627	$995	$—	$12,622
Segment assets(f)	155,449	17,349	172,798	4,095	—	176,893
(a)    Net income (loss) attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes $35 million recorded with Impairment of assets and other charges and $8 million within Operations, maintenance and other primarily related to the North Carolina rate case order on Duke Energy Carolinas' Consolidated Statements of Operations; it also includes $33 million recorded within Impairment of assets and other charges and $8 million within Operations, maintenance and other primarily related to the North Carolina rate case order on Duke Energy Progress' Consolidated Statements of Operations. See Note 4 for additional information.
(d)    Other includes $110 million recorded within Operations, maintenance and other and $14 million within Impairments of assets and other charges primarily related to strategic repositioning as the Company transitions to a fully regulated utility on the Consolidated Statements of Operations. See Note 21 for additional information.
(e)    Other includes capital investments expenditures and acquisitions related to the Commercial Renewables Disposal Groups.
(f)    Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. See Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$25,990	$2,748	$28,738	$30	$—	$28,768
Intersegment revenues	34	92	126	92	(218)	—
Total revenues	$26,024	$2,840	$28,864	$122	$(218)	$28,768
Less:
Fuel used in electric generation and purchased power	$8,862	$—	$8,862	$—	$(80)	$8,782
Cost of natural gas	—	1,276	1,276	—	—	1,276
Operation, maintenance and other	5,354	532	5,886	(23)	(129)	5,734
Depreciation and amortization	4,550	327	4,877	236	(27)	5,086
Property and other taxes	1,315	138	1,453	13	—	1,466
Impairment of assets and other charges	374	(12)	362	72	—	434
Interest expense	1,565	182	1,747	778	(86)	2,439
Income tax expense (benefit)	536	8	544	(244)	—	300
Other Segment Items
Noncontrolling interests(a)	13	—	13	—	—	13
Preferred dividends	—	—	—	106	—	106
Add: Equity in earnings of unconsolidated affiliates	7	20	27	86	—	113
Add: Other(b)	467	59	526	(7)	(105)	414
Segment income (loss)(c)(d)	$3,929	$468	$4,397	$(737)	$(1)	$3,659
Discontinued operations						(1,215)
Net income available to Duke Energy Corporation Common Stockholders						$2,444
Add back: Net income (loss) attributable to noncontrolling interest						(95)
Add back: Preferred dividends						106
Net income						$2,455
Capital investments expenditures and acquisitions(e)	$8,985	$1,295	$10,280	$1,139	$—	$11,419
Segment assets(f)	152,104	16,411	168,515	9,571	—	178,086
(a)    Net income (loss) attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes $386 million recorded within Impairment of assets and other charges, $46 million as a reduction within Regulated electric revenues and $34 million within Noncontrolling Interests related to the Duke Energy Indiana court rulings on coal ash on the Consolidated Statements of Operations. See Note 4 for additional information.
(d)    Other includes $72 million recorded within Impairment of assets and other charges, $71 million within Operations, maintenance and other and a $7 million gain within Gains on sales of other assets related to costs attributable to business transformation, including long-term real estate strategy changes and workforce realignment on the Consolidated Statements of Operations; it also includes $25 million recorded within Operations, maintenance and other related to litigation on the Consolidated Statements of Operations.
(e)    Other includes capital investments expenditures and acquisitions related to the Commercial Renewables Disposal Groups.
(f)    Other includes Assets Held for Sale balances related to the Commercial Renewables Disposal Groups. See Note 2 for further information.
Major Customers
No Subsidiary Registrant has an individual customer representing more than 10% of its revenues for the year ended December 31, 2024.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2024
Electric Utilities and Infrastructure	$24,593	$2,219	$—	$1,281	$28,093
Gas Utilities and Infrastructure	—	—	2,320	70	2,390
Total Reportable Segments	$24,593	$2,219	$2,320	$1,351	$30,483
2023
Electric Utilities and Infrastructure	$23,484	$2,193	$—	$1,244	$26,921
Gas Utilities and Infrastructure	—	—	2,199	67	2,266
Total Reportable Segments	$23,484	$2,193	$2,199	$1,311	$29,187
2022
Electric Utilities and Infrastructure	$22,036	$2,882	$—	$1,106	$26,024
Gas Utilities and Infrastructure	—	—	2,535	305	2,840
Total Reportable Segments	$22,036	$2,882	$2,535	$1,411	$28,864
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I.
EU&I generates, distributes and sells electricity in North Carolina and South Carolina. EU&I conducts operations primarily through Duke Energy Carolinas. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$9,718	$—	$9,718
Less:
Fuel used in electric generation and purchased power	$3,251	$—	$3,251
Operation, maintenance and other	1,710	30	1,740
Depreciation and amortization	1,768	—	1,768
Property and other taxes	346	—	346
Impairment of assets and other charges	31	—	31
Interest expense	722	—	722
Income tax expense (benefit)	233	(7)	226
Add: Other segment items(a)	252	(3)	249
Segment income (loss) / Net income	$1,909	$(26)	$1,883
Capital expenditures	$3,966	$—	$3,966
Segment assets	54,782	223	55,005

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$8,288	$—	$8,288
Less:
Fuel used in electric generation and purchased power	$2,524	$—	$2,524
Operation, maintenance and other	1,689	85	1,774
Depreciation and amortization	1,593	—	1,593
Property and other taxes	320	—	320
Impairment of assets and other charges	44	—	44
Interest expense	686	—	686
Income tax expense (benefit)	162	(21)	141
Add: Other segment items(a)	267	(3)	264
Segment income (loss) / Net income	$1,537	$(67)	$1,470
Capital expenditures	$3,733	$—	$3,733
Segment assets	51,908	202	52,110

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2022
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$7,857	$—	$7,857
Less:
Fuel used in electric generation and purchased power	$2,015	$—	$2,015
Operation, maintenance and other	1,845	47	1,892
Depreciation and amortization	1,526	—	1,526
Property and other taxes	340	—	340
Impairment of assets and other charges	(18)	44	26
Interest expense	557	—	557
Income tax expense (benefit)	148	(22)	126
Add: Other segment items(a)	228	(3)	225
Segment income (loss) / Net income	$1,672	$(72)	$1,600
Capital expenditures	$3,304	$—	$3,304
Segment assets	49,956	390	50,346
(a)    Other segment items includes Gains on sales of other assets and other, net, and Other income and expenses, net.
Progress Energy
Progress Energy has one reportable segment, EU&I.
EU&I generates, distributes and sells electricity in North Carolina, South Carolina and Florida. EU&I conducts operations primarily through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. The remainder of Progress Energy's operations is presented as Other.

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$13,612	$21	$13,633
Less:
Fuel used in electric generation and purchased power	$4,755	$—	$4,755
Operation, maintenance and other	2,413	50	2,463
Depreciation and amortization	2,393	—	2,393
Property and other taxes	617	—	617
Impairment of assets and other charges	6	—	6
Interest expense	949	115	1,064
Income tax expense (benefit)	465	(39)	426
Add: Other segment items(a)	224	38	262
Segment income (loss) / Net income	$2,238	$(67)	$2,171
Capital expenditures	$5,252	$—	$5,252
Segment assets	67,951	3,685	71,636

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$13,524	$20	$13,544
Less:
Fuel used in electric generation and purchased power	$5,026	$—	$5,026
Operation, maintenance and other	2,554	82	2,636
Depreciation and amortization	2,151	—	2,151
Property and other taxes	644	—	644
Impairment of assets and other charges	28	—	28
Interest expense	840	114	954
Income tax expense (benefit)	426	(49)	377
Add: Other segment items(a)	210	18	228
Segment income (loss) / Net income	$2,065	$(109)	$1,956
Capital expenditures	$4,917	$—	$4,917
Segment assets	63,182	3,912	67,094

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2022
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$13,106	$19	$13,125
Less:
Fuel used in electric generation and purchased power	$5,078	$—	$5,078
Operation, maintenance and other	2,395	63	2,458
Depreciation and amortization	2,142	—	2,142
Property and other taxes	611	(4)	607
Impairment of assets and other charges	5	7	12
Interest expense	716	128	844
Income tax expense (benefit)	396	(48)	348
Add: Other segment items(a)	205	(13)	192
Segment income (loss) / Net income	$1,968	$(140)	$1,828
Capital expenditures	$4,317	$—	$4,317
Segment assets	62,183	3,896	66,079
(a)    Other segment items includes Gains on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Progress
Duke Energy Progress has one reportable segment, EU&I.
EU&I generates, distributes and sells electricity in North Carolina and South Carolina. EU&I conducts operations primarily through Duke Energy Progress. The remainder of Duke Energy Progress' operations is presented as Other.

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$7,017	$—	$7,017
Less:
Fuel used in electric generation and purchased power	$2,409	$—	$2,409
Operation, maintenance and other	1,370	18	1,388
Depreciation and amortization	1,336	—	1,336
Property and other taxes	177	—	177
Impairment of assets and other charges	6	—	6
Interest expense	492	1	493
Income tax expense (benefit)	194	(5)	189
Add: Other segment items(a)	138	7	145
Segment income (loss) / Net income	$1,171	$(7)	$1,164
Capital expenditures	$2,803	$—	$2,803
Segment assets	39,402	91	39,493

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$6,488	$—	$6,488
Less:
Fuel used in electric generation and purchased power	$2,203	$—	$2,203
Operation, maintenance and other	1,342	37	1,379
Depreciation and amortization	1,266	—	1,266
Property and other taxes	164	—	164
Impairment of assets and other charges	29	—	29
Interest expense	427	—	427
Income tax expense (benefit)	158	(9)	149
Add: Other segment items(a)	128	(1)	127
Segment income (loss) / Net income	$1,027	$(29)	$998
Capital expenditures	$2,387	$—	$2,387
Segment assets	36,820	104	36,924

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2022
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$6,753	$—	$6,753
Less:
Fuel used in electric generation and purchased power	$2,492	$—	$2,492
Operation, maintenance and other	1,447	28	1,475
Depreciation and amortization	1,187	—	1,187
Property and other taxes	190	—	190
Impairment of assets and other charges	5	2	7
Interest expense	354	—	354
Income tax expense (benefit)	165	(7)	158
Add: Other segment items(a)	119	(1)	118
Segment income (loss) / Net income	$1,032	$(24)	$1,008
Capital expenditures	$2,070	$—	$2,070
Segment assets	36,631	121	36,752
(a)    Other segment items includes Gains on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I.
EU&I generates, distributes and sells electricity in Florida. EU&I conducts operations primarily through Duke Energy Florida. The remainder of Duke Energy Florida's operations is presented as Other.

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$6,595	$—	$6,595
Less:
Fuel used in electric generation and purchased power	$2,346	$—	$2,346
Operation, maintenance and other	1,043	12	1,055
Depreciation and amortization	1,057	—	1,057
Property and other taxes	440	—	440
Interest expense	457	—	457
Income tax expense (benefit)	271	(3)	268
Add: Other segment items(a)	86	3	89
Segment income (loss) / Net income	$1,067	$(6)	$1,061
Capital expenditures	$2,449	$—	$2,449
Segment assets	28,549	20	28,569

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$7,036	$—	$7,036
Less:
Fuel used in electric generation and purchased power	$2,823	$—	$2,823
Operation, maintenance and other	1,212	27	1,239
Depreciation and amortization	885	—	885
Property and other taxes	480	—	480
Impairment of assets and other charges	(1)	—	(1)
Interest expense	413	—	413
Income tax expense (benefit)	268	(7)	261
Add: Other segment items(a)	82	(2)	80
Segment income (loss) / Net income	$1,038	$(22)	$1,016
Capital expenditures	$2,529	$—	$2,529
Segment assets	26,362	239	26,601

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2022
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$6,353	$—	$6,353
Less:
Fuel used in electric generation and purchased power	$2,586	$—	$2,586
Operation, maintenance and other	948	19	967
Depreciation and amortization	955	—	955
Property and other taxes	421	—	421
Impairment of assets and other charges	—	4	4
Interest expense	362	—	362
Income tax expense (benefit)	231	(6)	225
Add: Other segment items(a)	86	(10)	76
Segment income (loss) / Net income	$936	$(27)	$909
Capital expenditures	$2,247	$—	$2,247
Segment assets	25,552	2	25,554
(a)    Other segment items includes Gains on sales of other assets and other, net, and Other income and expenses, net.
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

	Year Ended December 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,905	$640	$2,545	—	$2,545
Less:
Fuel used in electric generation and purchased power	$538	$—	$538	$—	$538
Cost of natural gas	—	142	142	—	142
Operation, maintenance and other	366	109	475	10	485
Depreciation and amortization	273	131	404	(1)	403
Property and other taxes	306	94	400	—	400
Interest expense	126	68	194	(2)	192
Income tax expense (benefit)	47	18	65	(1)	64
Add: Other segment items(a)	15	5	20	—	20
Segment income (loss) / Net income	$264	$83	$347	$(6)	$341
Capital expenditures	$535	$280	$815	$—	$815
Segment assets	8,211	4,506	12,717	51	12,768

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,868	$639	$2,507	$—	$2,507
Less:
Fuel used in electric generation and purchased power	$608	$—	608	$—	608
Cost of natural gas	—	163	163	—	163
Operation, maintenance and other	351	118	469	9	478
Depreciation and amortization	257	110	367	—	367
Property and other taxes	294	70	364	—	364
Impairment of assets and other charges	2	—	2	1	3
Interest expense	116	53	169	—	169
Income tax expense (benefit)	42	23	65	(2)	63
Add: Other segment items(a)	29	14	43	(1)	42
Segment income (loss) / Net income	$227	$116	$343	$(9)	$334
Capital expenditures	$520	$419	$939	$—	$939
Segment assets	7,978	4,346	12,324	(108)	12,216

	Year Ended December 31, 2022
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total revenues	$1,798	$716	$2,514	$—	$2,514
Less:
Fuel used in electric generation and purchased power	$657	$—	$657	$—	$657
Cost of natural gas	—	261	261	—	261
Operation, maintenance and other	345	170	515	8	523
Depreciation and amortization	221	103	324	—	324
Property and other taxes	288	81	369	—	369
Impairment of assets and other charges	1	(12)	(11)	1	(10)
Interest expense	86	43	129	—	129
Income tax expense (benefit)	24	(43)	(19)	(2)	(21)
Add: Other segment items(a)	13	8	21	(1)	20
Segment income (loss) / Net income	$189	$121	$310	$(8)	$302
Capital expenditures	$488	$362	$850	$—	$850
Segment assets	7,504	4,164	11,668	(162)	11,506
(a)    Other segment items for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Indiana
Duke Energy Indiana has one reportable segment, EU&I.
EU&I generates, distributes and sells electricity in Indiana. EU&I conducts operations primarily through Duke Energy Indiana. The remainder of Duke Energy Indiana's operations is presented as Other.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$3,040	$—	$3,040
Less:
Fuel used in electric generation and purchased power	$964	$—	$964
Operation, maintenance and other	666	5	671
Depreciation and amortization	676	—	676
Property and other taxes	50	—	50
Interest expense	228	1	229
Income tax expense (benefit)	72	(1)	71
Add: Other segment items(a)	62	—	62
Segment income (loss) / Net income	$446	$(5)	$441
Capital expenditures	$935	$—	$935
Segment assets	15,726	1	15,727

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$3,399	$—	$3,399
Less:
Fuel used in electric generation and purchased power	$1,217	$—	$1,217
Operation, maintenance and other	695	18	713
Depreciation and amortization	666	—	666
Property and other taxes	59	—	59
Impairment of assets and other charges	(1)	1	—
Interest expense	213	—	213
Income tax expense (benefit)	115	(5)	110
Add: Other segment items(a)	77	(1)	76
Segment income (loss) / Net income	$512	$(15)	$497
Capital expenditures	$961	$—	$961
Segment assets	14,966	(155)	14,811

	Year Ended December 31, 2022
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$3,922	$—	$3,922
Less:
Fuel used in electric generation and purchased power	$1,819	$—	$1,819
Operation, maintenance and other	719	10	729
Depreciation and amortization	645	—	645
Property and other taxes	75	—	75
Impairment of assets and other charges	387	1	388
Interest expense	189	—	189
Income tax expense (benefit)	(20)	(4)	(24)
Add: Other segment items(a)	38	(2)	36
Segment income (loss) / Net income	$146	$(9)	$137
Capital expenditures	$877	$—	$877
Segment assets	14,864	(210)	14,654
(a)    Other segment items includes Gains on sales of other assets and other, net, and Other income and expenses, net.
Piedmont
Piedmont has one reportable segment, GU&I.
GU&I distributes and sells natural gas in North Carolina, South Carolina and Tennessee. GU&I conducts operations primarily through Piedmont. The remainder of Piedmont's operations is presented as Other.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2024
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$1,729	$—	$1,729
Less:
Cost of natural gas	$423	$—	$423
Operation, maintenance and other	355	4	359
Depreciation and amortization	261	—	261
Property and other taxes	55	—	55
Interest expense	185	—	185
Income tax expense (benefit)	94	1	95
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	8	8
Add: Other(a)	54	—	54
Segment income (loss) / Net income	$410	$3	$413
Capital expenditures	$1,025	$—	$1,025
Segment assets	11,707	92	11,799

	Year Ended December 31, 2023
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$1,628	$—	$1,628
Less:
Cost of natural gas	$430	$—	$430
Operation, maintenance and other	336	8	344
Depreciation and amortization	237	—	237
Property and other taxes	59	—	59
Impairment of assets and other charges	(4)	—	(4)
Interest expense	165	—	165
Income tax expense (benefit)	84	—	84
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	9	9
Add: Other(a)	59	(2)	57
Segment income (loss) / Net income	$380	$(1)	$379
Capital expenditures	$1,036	$—	$1,036
Segment assets	10,978	89	11,067

	Year Ended December 31, 2022
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total revenues	$2,124	$—	$2,124
Less:
Cost of natural gas	$1,015	$—	$1,015
Operation, maintenance and other	360	8	368
Depreciation and amortization	222	—	222
Property and other taxes	57	—	57
Impairment of assets and other charges	—	18	18
Interest expense	140	—	140
Income tax expense (benefit)	43	(4)	39
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	8	8
Add: Other(a)	47	3	50
Segment income (loss) / Net income	$334	$(11)	$323
Capital expenditures	$862	$—	$862
Segment assets	10,243	92	10,335
(a)    Other includes Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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

FINANCIAL STATEMENTS	REGULATORY MATTERS

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2024	2023	2024	2023
Regulatory Assets
AROs – coal ash	$3,384	$3,214	$1,335	$1,230
Accrued pension and OPEB	2,524	2,389	828	757
Storm cost deferrals	1,951	407	1,238	298
Storm cost securitized balance, net	1,023	890	822	682
AROs – nuclear and other	952	1,179	905	1,127
Nuclear asset securitized balance, net	771	830	771	830
Debt fair value adjustment	719	774	—	—
COR regulatory asset	646	371	571	337
Deferred fuel and purchased power	588	2,486	282	1,173
Hedge costs deferrals	352	749	126	323
PISCC and deferred operating expenses	331	357	37	42
Retired generation facilities	281	275	202	220
Customer connect project	257	260	116	125
Grid Deferral	255	210	54	51
Incremental COVID-19 expenses	231	237	89	80
Vacation accrual	228	228	43	43
Deferred asset – Lee and Harris COLA	215	252	10	15
Advanced metering infrastructure (AMI)	204	243	70	92
Demand side management (DSM) / Energy efficiency (EE)	199	201	199	191
CEP deferral	195	193	—	—
NCEMPA deferrals	179	172	179	172
Decoupling	162	115	32	15
Nuclear deferral	134	131	53	42
Deferred pipeline integrity costs	129	133	—	—
COR settlement	110	115	29	30
Coal plant securitization	102	8	39	8
Derivatives – natural gas supply contracts	94	147	—	—
Deferred coal ash handling system costs	77	86	17	21
Qualifying facility contract buyouts	62	68	62	68
Tennessee ARM Deferral	33	20	—	—
Network Integration Transmission Services deferral	31	31	—	—
Transmission expansion obligation	31	30	—	—
East Bend deferrals	24	28	—	—
Propane caverns	24	26	—	—
Other	512	411	156	119
Total regulatory assets	17,010	17,266	8,265	8,091
Less: Current portion	2,756	3,648	1,647	1,661
Total noncurrent regulatory assets	$14,254	$13,618	$6,618	$6,430
Regulatory Liabilities
COR regulatory liability	$5,436	$5,497	$2,984	$2,805
Net regulatory liability related to income taxes	5,397	5,901	1,884	2,008
AROs – nuclear and other	2,289	1,673	—	—
Deferred Nuclear PTC	676	—	95	—
Hedge cost deferrals	583	443	281	208
Renewable energy credits	241	237	139	138
Accrued pension and OPEB	232	266	12	—
Deferred fuel and purchased power	223	137	94	14
DSM / EE	58	89	—	—
DOE Settlement	—	32	—	32
Other	984	1,133	291	296
Total regulatory liabilities	16,119	15,408	5,780	5,501
Less: Current portion	1,425	1,369	522	418
Total noncurrent regulatory liabilities	$14,694	$14,039	$5,258	$5,083

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Storm cost securitized balance, net. Represents the North Carolina portion of storm restoration expenditures related to Hurricane Florence, Hurricane Michael, Hurricane Dorian and Winter Storm Diego (2018 and 2019 events). The South Carolina portion of storm restoration expenditures are related to 2014 Ice Storms Pax and Ulysses, Hurricane Matthew, Hurricane Florence, Hurricane Michael, Hurricane Dorian, and Winter Storms Izzy and Jasper.
Nuclear asset securitized balance, net. Represents the balance associated with Crystal River Unit 3 retirement approved for recovery by the FPSC on September 15, 2015, and the upfront financing costs securitized in 2016 with issuance of the associated bonds. The regulatory asset balance is net of the AFUDC equity portion.
Debt fair value adjustment. Purchase accounting adjustments recorded at the Duke Energy (Parent) level to state the carrying value of debt at fair value in connection with the Duke Energy mergers with Progress Energy in 2012 and Piedmont in 2016. Amount is amortized over the life of the related debt.
Hedge costs deferrals. Amounts relate to realized and unrealized gains and losses on derivatives recorded as a regulatory asset or liability, respectively, until the contracts are settled.
Storm cost deferrals. Represents deferred incremental costs incurred related to major weather-related events.
COR regulatory asset. Represents the excess of spend over funds received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites as property is retired, net of certain deferred gains on NDTF investments.
PISCC and deferred operating expenses. Represents deferred depreciation and operating expenses as well as carrying costs on the portion of capital expenditures placed in service but not yet reflected in retail rates as plant in service.
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
Deferred pipeline integrity costs. Represents pipeline integrity management costs in compliance with federal regulations.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Tennessee ARM Deferral. Represents amounts to be recovered for uncollected revenue for 2022 and deferred depreciation and carrying costs on the portion of capital expenditures placed in service but not yet reflected in rates.
Coal Plant Securitization. Represents the North Carolina portion of incremental depreciation and net book value of certain coal-fired plants to be recovered in a future securitization.
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
Deferred Nuclear PTC. Represents the net realizable value of nuclear PTCs that will be passed back to customers over time.
Renewable Energy Credits. Represents certificates for the environmental benefits of renewable energy that will be returned to customers in a future period.
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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2024.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were not a material amount of Duke Energy's and Progress Energy's net assets at December 31, 2024.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
As discussed further below, the Subsidiary Registrants were impacted by significant storms in 2024:
•In August 2024, Hurricane Debby made landfall in Florida as a Category 1 storm, impacting primarily the Duke Energy Florida territory as well as the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 700,000 customers were impacted across Duke Energy's system.
•In September 2024, Hurricane Helene made landfall in Florida as a Category 4 storm and subsequently impacted all of Duke Energy's service territories as the storm moved inland, with the most severe damage occurring in the Duke Energy Florida territory and the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 3.5 million customers were impacted across Duke Energy's system.
•In October 2024, Hurricane Milton made landfall in Florida as a Category 3 storm, impacting more than 1 million customers in the Duke Energy Florida territory.
Each Subsidiary Registrant is responsible for the restoration of service within its respective service territory and the recovery of related storm costs, including financing costs and, as applicable, the replenishment of storm-related reserves. The Subsidiary Registrants are pursuing all available avenues to recover storm-related costs, including insurance recovery and the securitization for certain costs, where applicable. Total estimated costs for storm restoration and rebuilding of infrastructure, including capital expenditures, for hurricanes Debby, Helene and Milton, net of expected insurance recoveries, are estimated to be approximately $2.8 billion, of which approximately $2.6 billion had been incurred as of December 31, 2024, with $0.2 billion estimated to be incurred for rebuilding in 2025. The following shows the total cost estimates for the registrants that were primarily impacted:

(in millions)	Cost Estimate(a)
Duke Energy Carolinas	$1,150
Duke Energy Progress	450
Duke Energy Florida	1,150
(a)    These estimates could change as the rebuilding of infrastructure is finalized. Duke Energy Florida was the only jurisdiction materially impacted by Hurricane Milton.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas and Duke Energy Progress
Hurricanes Ian, Debby and Helene
In 2022, Hurricane Ian inflicted severe damage to the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Total operation and maintenance expenses incurred for restoration efforts were approximately $95 million, with an additional $8 million in capital investments. Approximately $87 million of the operation and maintenance expenses were deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2023 ($32 million and $55 million for Duke Energy Carolinas and Duke Energy Progress, respectively). As of December 31, 2024, $34 million for Duke Energy Carolinas and $47 million for Duke Energy Progress were deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets.
In 2024, Hurricanes Debby and Helene significantly impacted the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. As of December 31, 2024, total operation and maintenance expenses incurred for restoration and rebuilding of infrastructure, were approximately $860 million ($612 million and $248 million for Duke Energy Carolinas and Duke Energy Progress, respectively), with an additional $548 million in capital investments ($402 million and $146 million for Duke Energy Carolinas and Duke Energy Progress, respectively). Approximately $802 million of the operation and maintenance expenses are deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets as of December 31, 2024 ($583 million and $219 million for Duke Energy Carolinas and Duke Energy Progress, respectively). These amounts are net of expected insurance recoveries and could change going forward as the rebuilding of infrastructure is finalized.
Duke Energy Carolinas and Duke Energy Progress have regulatory tools to recover storm costs including deferral and securitization. In December 2024, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for review and approval of storm recovery costs (Phase 1) with the NCUC to securitize the North Carolina-retail allocable share of storm costs associated with Hurricanes Helene, Debby and Ian, as well as Hurricane Zeta and Winter Storm Izzy, and the establishment of storm reserves for $200 million at Duke Energy Carolinas and $100 million at Duke Energy Progress. On February 3, 2025, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for financing orders (Phase 2). In February 2025, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement with the North Carolina Public Staff and other intervening parties that resolves all issues between the parties in the Phase 1 proceeding and removes the establishment of storm reserves from the securitization proceeding. Further, the settlement outlines agreement on certain issues in the Phase 2 proceeding. The evidentiary hearing was held on February 13, 2025. Orders from the NCUC are expected by April 2025 in the Phase 1 proceeding and by June 2025 in the Phase 2 proceeding. Subject to NCUC approvals, Duke Energy Carolinas and Duke Energy Progress expect to securitize the North Carolina-retail allocable share of storm costs by the end of 2025.
On February 17, 2025, Duke Energy Carolinas and Duke Energy Progress filed with the PSCSC notice of intent to file a Joint Petition for Financing Orders no earlier than 30 days from the date of the notice, seeking authority to recover the South Carolina-retail allocable share of storm costs associated with Hurricane Helene through securitization. Such petition is contingent upon the resolution of South Carolina legislative provisions relevant to storm recovery financing.
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
In December 2022, the NRC issued the Safety Evaluation Report (SER) for the safety portion of the SLR application. The NRC determined Duke Energy Carolinas met the requirements of the applicable regulations and identified actions that have been taken or will be taken to manage the effects of aging and address time-limited analyses. In February 2023, the Advisory Committee on Reactor Safeguards issued a report to the NRC on the safety aspects of the Oconee SLR application, which concluded that the established programs and commitments made by Duke Energy Carolinas to manage age-related degradation provide confidence that Oconee can be operated in accordance with its current licensing basis for the subsequent period of extended operation without undue risk to the health and safety of the public and the SLR application for Oconee should be approved.
In December 2022, the NRC published a notice in the Federal Register that the NRC would conduct a limited scoping process to gather additional information necessary to prepare an environmental impact statement (EIS) to evaluate the environmental impacts at Oconee during the SLR period. The NRC received comments from the Sierra Club and Beyond Nuclear (Petitioners) and the EPA identifying 18 potential impacts that should be considered by the NRC in the EIS, including climate change and flooding, environmental justice, severe accidents and external events. In February 2024, the NRC issued the Oconee site-specific draft EIS. In April 2024, the Petitioners filed a Hearing Request, which proposed three contentions and in June 2024, the Atomic Safety and Licensing Board (ASLB) convened a pre-hearing conference. On January 17, 2025, the ASLB issued a decision on contention admissibility denying the Petitioners' hearing request. In January 2025, the NRC issued the final EIS and on February 17, 2025, the EPA issued a Notice of Availability for the final EIS. A decision on the SLR for ONS is anticipated from the NRC in the first half of 2025.
Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2024	2023	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,481	$1,559	(g)	(b)
Storm cost deferrals	691	97	Yes	(b)
Accrued pension and OPEB	668	671		(h)
Deferred fuel and purchased power	298	1,293	(e)	2026
Deferred asset – Lee COLA	205	237		(b)
Hedge costs deferrals	202	405		(b)
Storm cost securitized balance, net	201	208	Yes	2041
Grid Deferral(c)	201	159	Yes	(b)
Incremental COVID-19 expenses	137	152	Yes	(b)
AMI(c)	114	125	Yes	(b)
Vacation accrual	86	87		2025
Nuclear deferral	81	89		2026
COR settlement(c)	81	85	Yes	(b)
Coal plant securitization	63	—	Yes	(b)
Deferred coal ash handling system costs(c)	60	65	Yes	(b)
Customer connect project(c)	54	58	Yes	(b)
Retired generation facilities(c)	54	26	Yes	(b)
PISCC and deferred operating expenses	42	48	Yes	(b)
Decoupling	24	—	Yes	(b)
Other	141	116		(b)
Total regulatory assets	4,884	5,480
Less: Current portion	685	1,564
Total noncurrent regulatory assets	$4,199	$3,916
Regulatory Liabilities(a)
AROs – nuclear and other	$2,289	1,673		(b)
Net regulatory liability related to income taxes(d)	1,951	$2,200	Yes	(b)
COR regulatory liability(c)	1,479	1,641	Yes	(f)
Deferred Nuclear PTC	581	—	Yes	2030
Hedge cost deferrals	199	158		(b)
Deferred fuel and purchased power	108	85	(e)	2026
Renewable energy credits	102	99	Yes	(b)
DSM / EE(c)	53	87	Yes	(i)
Accrued pension and OPEB	35	106		(h)
Other	413	528		(b)
Total regulatory liabilities	7,210	6,577
Less: Current portion	618	587
Total noncurrent regulatory liabilities	$6,592	$5,990
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
(i)    Includes incentives on DSM/EE investments and is recovered or refunded through an annual rider mechanism.

FINANCIAL STATEMENTS	REGULATORY MATTERS
2023 North Carolina Rate Case
In January 2023, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR application included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB 951.
In August 2023, Duke Energy Carolinas filed with the NCUC a partial settlement with the Public Staff in connection with its PBR application. The partial settlement included, among other things, agreement on a substantial portion of the North Carolina retail rate base for the historic base case of approximately $19.5 billion and all of the capital projects and related costs to be included in the three-year MYRP, including $4.6 billion (North Carolina retail allocation) projected to go in service over the MYRP period. Additionally, the partial settlement included agreement, with certain adjustments, on depreciation rates, the recovery of grid improvement plan costs and PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application. On August 28, 2023, Duke Energy Carolinas filed with the NCUC a second partial settlement with the Public Staff resolving additional issues, including the future treatment of nuclear production tax credits related to the IRA, through a stand-alone rider that would provide the benefits to customers. This stand-alone rider was effective in rates beginning January 1, 2025.
On December 15, 2023, the NCUC issued an order approving Duke Energy Carolinas' PBR application, as modified by the partial settlements and the order, including an overall retail revenue increase of $436 million in Year 1, $174 million in Year 2 and $158 million in Year 3, for a combined total of $768 million. The order established an ROE of 10.1% based upon an equity ratio of 53% and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR application and revised by the partial settlements. As a result of the partial settlements and the order, Duke Energy Carolinas recognized pretax charges of $29 million within Impairment of assets and other charges, and $8 million within Operations, maintenance and other, for the year ended December 31, 2023, on the Consolidated Statements of Operations. Duke Energy Carolinas implemented interim rates on September 1, 2023. New revised Year 1 rates and the residential decoupling were implemented on January 15, 2024.
In February 2024, a number of parties filed Notices of Appeal of the December 15, 2023 NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of various electric membership corporations (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated the appeal with the parallel appeal of the NCUC's order regarding the Duke Energy Progress PBR application. Briefing is complete and oral argument occurred on February 13, 2025. Duke Energy Carolinas anticipates a decision to be issued no later than the fourth quarter of 2025.
2024 South Carolina Rate Case
In January 2024, Duke Energy Carolinas filed a rate case with the PSCSC to request an increase in base rate retail revenues. In May 2024, Duke Energy Carolinas and the Office of Regulatory Staff, as well as other consumer, environmental, and industrial intervening parties, filed an Agreement and Stipulation of Settlement resolving all issues in the base rate proceeding. The major components of the settlement include a $240 million annual customer rate increase, prior to a reduction from the accelerated return to customers of federal unprotected Property, Plant and Equipment related EDIT of $84 million annually over the first two years. The stipulation includes an ROE of 9.94% with an equity ratio of 51.21% and resolves recovery of the Company's continued investments in the grid, its new corporate headquarters and environmental compliance costs. The PSCSC held a hearing in May 2024, to consider evidence supporting the stipulation. On July 3, 2024, the PSCSC issued its final order approving an increase in base rates and approving nearly all components of the Agreement and Stipulation of Settlement. The order revised recovery of certain environmental compliance costs, the only provision of the settlement agreement not fully approved by the PSCSC. As a result, Duke Energy Carolinas recognized pretax charges of $33 million within Impairment of assets and other charges, $2 million within Operations, maintenance and other, partially offset by an $11 million reduction in Interest expense, for the year ended December 31, 2024, on the Consolidated Statements of Operations. Based upon the order, after accelerating the EDIT giveback to customers, the net rate increase is $150 million annually for the first two years. Revised customer rates were effective August 1, 2024, and are based upon a South Carolina retail rate base of $7.4 billion.
Marshall Combustion Turbines CPCN
In March 2024, Duke Energy Carolinas filed with the NCUC an application to construct and operate two hydrogen-capable advanced-class simple-cycle CTs at the site of the existing Marshall Steam Station. The two new CTs – totaling approximately 850 MW – will enable the retirement of Marshall coal units 1 and 2 and provide incremental capacity to support system capacity needs and expanded flexibility to support integration of renewables. Pending regulatory approvals, construction is planned to start in 2026, and the CTs are targeted to be placed into service by the end of 2028. As part of the application, Duke Energy Carolinas noted that Construction Work in Progress for the proposed facility will accrue AFUDC and will not be in rate base, resulting in no impact on Duke Energy Carolinas' North Carolina retail revenue requirement during the construction period. The 2029 North Carolina retail revenue requirement for the proposed facility is estimated to be $104 million, representing an approximate average retail rate increase of 2.2% across all classes. The expert witness hearing concluded in August 2024. On December 2, 2024, the NCUC issued its order granting the CPCN authorizing the construction of the two CTs. Additionally, on December 19, 2024, the NCDEQ issued final air permits for the CTs.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2024	2023	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,322	$1,218	(g)	(b)
AROs – nuclear and other	900	1,110		(c)
Storm cost securitized balance, net	822	682	Yes	(b)
Accrued pension and OPEB	439	408		(j)
Deferred fuel and purchased power	277	579	(e)	2026
Storm cost deferrals	276	228	Yes	(b)
DSM/EE(d)	188	182	Yes	(h)
NCEMPA deferrals(d)	179	172	(f)	2042
Retired generation facilities(d)	108	126	Yes	(b)
Incremental COVID-19 expenses	89	80		(b)
Hedge costs deferrals	85	260		(b)
AMI(d)	54	68	Yes	(b)
Grid Deferral(d)	54	51	Yes	(b)
Nuclear deferral	53	42		2026
Customer connect project(d)	45	49	Yes	(b)
Vacation accrual	43	43		2025
Coal plant securitization	39	8	Yes	(b)
PISCC and deferred operating expenses	37	42	Yes	2054
Decoupling	32	15	Yes	(b)
COR settlement(d)	29	30	Yes	(b)
Deferred coal ash handling system costs(d)	17	21	Yes	(b)
Deferred asset – Harris COLA	10	15		(b)
Other	83	59		(b)
Total regulatory assets	5,181	5,488
Less: Current portion	626	942
Total noncurrent regulatory assets	$4,555	$4,546
Regulatory Liabilities(a)
COR regulatory liability	$2,984	2,805		(i)
Net regulatory liability related to income taxes(k)	1,320	$1,420	Yes	(b)
Hedge cost deferrals	151	87		(b)
Renewable energy credits	139	138	Yes	(b)
Deferred Nuclear PTC	95	—	Yes	(b)
Accrued pension and OPEB	12	—		(j)
Deferred fuel and purchased power	10	14	(e)	2026
Other	207	211		(b)
Total regulatory liabilities	4,918	4,675
Less: Current portion	348	300
Total noncurrent regulatory liabilities	$4,570	$4,375
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
2022 North Carolina Rate Case
In October 2022, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR Application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMS as required by HB 951.
In April 2023, Duke Energy Progress filed with the NCUC a partial settlement with Public Staff, which included agreement on many aspects of Duke Energy Progress' three-year MYRP proposal. In May 2023, CIGFUR II joined this partial settlement and Public Staff and CIGFUR II filed a separate settlement reaching agreement on PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application.
On August 18, 2023, the NCUC issued an order approving Duke Energy Progress' PBR application, as modified by the partial settlements and the order, including an overall retail revenue increase of $233 million in Year 1, $126 million in Year 2 and $135 million in Year 3, for a combined total of $494 million. Key aspects of the order include the approval of North Carolina retail rate base for the historic base case of approximately $12.2 billion and capital projects and related costs to be included in the three-year MYRP, including $3.5 billion (North Carolina retail allocation) projected to go in service over the MYRP period. The order established an ROE of 9.8% based upon an equity ratio of 53% equity and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR Application and revised by the partial settlements. As a result of the order, Duke Energy Progress recognized pretax charges of $28 million within Impairment of assets and other charges, which primarily related to certain COVID-19 deferred costs, and $8 million within Operations, maintenance and other, for the year ended December 31, 2023, on the Consolidated Statements of Operations. Duke Energy Progress implemented interim rates on June 1, 2023, and implemented revised Year 1 rates and the residential decoupling on October 1, 2023.
In October 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties were appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. On November 6, 2023, the AGO filed a Notice of Cross Appeal of the NCUC’s determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. On November 9, 2023, Duke Energy Progress, the Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated the appeal with the parallel appeal of the NCUC's order regarding the Duke Energy Carolinas PBR application. Briefing is complete and oral arguments occurred on February 13, 2025. Duke Energy Progress anticipates a decision to be issued no later than the fourth quarter of 2025.
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
The evidentiary hearing occurred in September 2023. On September 20, 2023, the PSCSC approved the comprehensive settlement agreement and on October 13, 2023, the PSCSC issued its financing order. The storm recovery bonds of $177 million were issued by Duke Energy Progress in April 2024 and storm recovery charges were effective May 1, 2024. See Notes 7 and 18 for more information.
2022 South Carolina Rate Case
On September 1, 2022, Duke Energy Progress filed an application with the PSCSC to request an increase in base rate retail revenues. On January 12, 2023, Duke Energy Progress and the ORS, as well as other consumer, environmental, and industrial intervening parties, filed a comprehensive Agreement and Stipulation of Settlement resolving all issues in the base rate proceeding. The major components of the stipulation include an ROE of 9.6% based upon an equity ratio of 52.43% along with the establishment of a storm reserve to help offset the costs of major storms. The stipulation provided for a $52 million annual customer rate increase prior to the reduction from the accelerated return to customers of federal unprotected Property, Plant and Equipment related EDIT; after extending the remaining EDIT giveback to customers to 33 months, the net annual retail rate increase is approximately $36 million. It also allowed continuation of deferral treatment of coal ash basin closure costs and supports an amortization period for remaining coal ash closure costs in this rate case of seven years. Duke Energy Progress agreed not to seek recovery of approximately $50 million of deferred coal ash expenditures related to retired sites in this rate case (South Carolina retail allocation). The 2021 Depreciation Study was accepted as proposed in this case, as adjusted for certain recommendations from ORS and includes accelerated retirement dates for certain coal units as originally proposed. The PSCSC held a hearing in January 2023 and a final written order was issued on March 8, 2023. New rates went into effect April 1, 2023.
Person County Combined Cycle CPCNs
In March 2024, Duke Energy Progress filed with the NCUC its application to construct and operate a 1,360-MW hydrogen-capable, advanced-class CC generating facility in Person County at the site of the existing Roxboro Plant. Subject to negotiation of final contractual terms, the new Roxboro CC will be co-owned with the North Carolina Electric Membership Corporation (NCEMC), with Duke Energy Progress owning approximately 1,135 MW and NCEMC owning the remaining 225 MW. Pending regulatory approvals, construction is planned to start in 2026, with the CC targeted to be placed in service by the end of 2028. The CC will allow for the retirement of Roxboro’s coal-fired units 1 and 4. As part of the application, Duke Energy Progress noted that the recovery of Construction Work in Progress during the construction period for the proposed facility may be pursued in a future rate case. The 2029 North Carolina retail revenue requirement for the proposed facility is estimated to be $98 million, representing an approximate average retail rate increase of 2.6% across all classes. The expert witness hearing concluded in August 2024. On December 6, 2024, the NCUC issued its order granting the CPCN authorizing the construction of the CC. Additionally, on December 19, 2024, the NCDEQ issued a final air permit for the CC.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On February 7, 2025, Duke Energy Progress filed with the NCUC its application to construct and operate a second 1,360-MW hydrogen-capable, advanced-class CC unit in Person County at the Roxboro Plant. NCEMC has also notified Duke Energy Progress of NCEMC's intent to co-own approximately 225 MW of the second CC and Duke Energy Progress and NCEMC plan to begin negotiations on the contractual arrangement in the second quarter of 2025. Pending regulatory approvals, construction of the second CC is planned to start in 2026 with the unit targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Progress noted that the recovery of Construction Work in Progress during the construction period for the proposed facility may be pursued in a future rate case. The 2030 North Carolina retail revenue requirement for the proposed facility is estimated to be $113 million, representing an approximate average retail rate increase of 2.6% across all classes. The air permit issued by the NCDEQ on December 19, 2024, also pertains to the second CC.
Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2024	2023	a Return	Period Ends
Regulatory Assets(a)
Storm cost deferrals(c)	$962	70	(e)	(b)
Nuclear asset securitized balance, net	771	830		2036
COR regulatory asset	571	337	(d)	(b)
Accrued pension and OPEB(c)	389	349	Yes	(f)
Retired generation facilities(c)	94	94	Yes	2044
Customer connect project(c)	71	76	Yes	2037
Qualifying facility contract buyouts(c)	62	68	Yes	2034
Hedge costs deferrals(c)	41	63	Yes	2038
AMI(c)	16	24	Yes	2032
AROs – coal ash	13	$12		(b)
AROs – nuclear and other	5	17		(b)
Deferred fuel and purchased power	5	594	(e)	2025
Other	86	69	(d)	(b)
Total regulatory assets	3,086	2,603
Less: Current portion	1,022	720
Total noncurrent regulatory assets	$2,064	$1,883
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(c)	$564	$588		(b)
Hedge cost deferrals(c)	130	121	Yes	(b)
DOE Settlement	—	32
Deferred fuel and purchased power(c)	84	—	(e)	2025
Other	84	85	(d)	(b)
Total regulatory liabilities	862	826
Less: Current portion	174	118
Total noncurrent regulatory liabilities	$688	$708
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
2021 Settlement Agreement
In January 2021, Duke Energy Florida filed the 2021 Settlement with the FPSC. The parties to the 2021 Settlement include Duke Energy Florida, the Office of Public Counsel (OPC), the Florida Industrial Power Users Group, White Springs Agricultural Chemicals, Inc. d/b/a PCS Phosphate and NUCOR Steel Florida, Inc. (collectively, the "Parties").

FINANCIAL STATEMENTS	REGULATORY MATTERS
Pursuant to the 2021 Settlement, the Parties agreed to a base rate stay-out provision that expires year-end 2024; however, Duke Energy Florida is allowed an increase to its base rates of an incremental $67 million in 2022, $49 million in 2023 and $79 million in 2024, subject to adjustment in the event of tax reform during the years 2021, 2022 and 2023. The Parties also agreed to an ROE band of 8.85% to 10.85% with a midpoint of 9.85% based upon an equity ratio of 53%. The ROE band can be increased by 25 basis points if the average 30-year U.S. Treasury rate increases 50 basis points or more over a six-month period in which case the midpoint ROE would rise from 9.85% to 10.10%. On July 25, 2022, this provision was triggered. Duke Energy Florida filed a petition with the FPSC in August 2022, to increase the ROE effective August 2022 with a base rate increase effective January 1, 2023. The FPSC approved this request on October 4, 2022. The 2021 Settlement Agreement also provided that Duke Energy Florida would be able to retain $173 million of the expected DOE award from its lawsuit to recover spent nuclear fuel to mitigate customer rates over the term of the 2021 Settlement. In return, Duke Energy Florida was permitted to recognize the $173 million into earnings through the approved settlement period. Duke Energy Florida settled the DOE lawsuit and received payment of approximately $180 million on June 15, 2022, of which the retail portion was approximately $154 million. The 2021 Settlement authorized Duke Energy Florida to collect the difference between $173 million and the $154 million retail portion of the amount received through the capacity cost recovery clause. As of December 31, 2024, Duke Energy Florida has recognized $173 million (pretax) into earnings, including $32 million and $141 million recognized during the year ended December 31, 2024, and 2023, respectively.
The 2021 Settlement also contained a provision to recover or flow back the effects of tax law changes. As a result of the IRA enacted in August 2022, Duke Energy Florida is eligible for PTCs associated with solar facilities placed in service beginning in January 2022. Duke Energy Florida filed a petition with the FPSC in October 2022, to reduce base rates effective January 1, 2023, by $56 million to flow back the expected 2023 PTCs and to flow back the expected 2022 PTCs via an adjustment to the capacity cost recovery clause. On December 14, 2022, the FPSC issued an order approving Duke Energy Florida’s petition. See Note 24 for additional information on the IRA.
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
Clean Energy Connection
In July 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program consisting of 10 new solar generating facilities with combined capacity of 749 MW. The FPSC approved the program in January 2021, allowing participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The 10 new solar generation facilities were completed and all of the remaining sites were in-service by the end of 2024 at a cost of approximately $1.1 billion. These investments are included in base rates, offset by the revenue from the subscription fees, with credits included in the fuel cost recovery clause.
In February 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. The Supreme Court of Florida heard oral arguments in the appeal in February 2022. On May 27, 2022, the Supreme Court of Florida issued an order remanding the case back to the FPSC so that the FPSC can amend its order to better address some of the arguments raised by LULAC. In September 2022, the FPSC issued a revised order and submitted it to the Supreme Court of Florida. The Supreme Court of Florida requested that the parties file supplemental briefs regarding the revised order, which were filed in February 2023. LULAC has filed a request for Oral Argument on the issues discussed in the supplemental briefs, but the court has yet to rule on that request. The FPSC approval order remains in effect pending the outcome of the appeal.
Storm Protection Plan
At least every three years, Duke Energy Florida must file a Storm Protection Plan (SPP) with the FPSC. Each plan covers a 10-year period and includes investments in transmission and distribution meant to strengthen infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. In April 2022, Duke Energy Florida filed an SPP for approval with the FPSC for the 2023-2032 time frame. The plan reflected approximately $7 billion of capital investment in transmission and distribution. The evidentiary hearing began in August 2022. In October 2022, the FPSC approved Duke Energy Florida's plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. In December 2022, the OPC filed a notice of appeal of this order to the Florida Supreme Court and briefs were filed by the OPC and Duke Energy Florida during 2023. On November 14, 2024, the Florida Supreme Court issued an order upholding the FPSC's approval of Duke Energy Florida's plan.
On January 15, 2025, Duke Energy Florida filed an SPP for approval with the FPSC for the 2026-2035 time frame reflecting approximately $7 billion of capital investment in transmission and distribution. The FPSC must approve, with modification, or deny the plan no later than 180 days after filing. A hearing has been scheduled to begin May 20, 2025.
Hurricanes Ian and Idalia
In September 2022, much of Duke Energy Florida’s service territory was impacted by Hurricane Ian, which caused significant damage resulting in more than 1.1 million outages. After depleting any existing storm reserves, which were approximately $107 million before Hurricane Ian, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery of various storms, including Hurricane Ian, and replenishment of the storm reserve in January 2023, seeking recovery of $442 million, for recovery over 12 months beginning with the first billing cycle in April 2023. In March 2023, the FPSC approved this request for interim recovery, subject to refund, and ordered Duke Energy Florida to file documentation of the total actual storm costs, once known. Duke Energy Florida filed documentation evidencing its total actual storm costs of $431 million in September 2023. The FPSC approved the prudence of these costs in May 2024.

FINANCIAL STATEMENTS	REGULATORY MATTERS
In August 2023, Hurricane Idalia made landfall on Florida’s gulf coast, causing damage and impacting more than 200,000 customers across Duke Energy Florida's service territory. In October 2023, Duke Energy Florida requested to combine the $92 million retail portion of the deferred estimated Hurricane Idalia costs with $74 million of costs projected to be collected after December 31, 2023, under the existing approved storm cost recovery and storm surcharge. This $74 million of costs relates primarily to the approved ongoing replenishment of the storm reserves. In December 2023, the FPSC approved recovery of the total $166 million over 12 months beginning with its first billing cycle in January 2024, replacing the previously approved storm cost recovery and storm surcharge, and ordered Duke Energy Florida to file documentation of the total actual Idalia related storm costs, once known. Revised rates were effective January 1, 2024. Duke Energy Florida filed documentation evidencing its total Idalia actual storm costs of $98 million in September 2024.
2024 Florida Rate Case
In April 2024, Duke Energy Florida filed a formal request for new base rates with the FPSC. Duke Energy Florida proposed a three-year rate plan that would begin in January 2025, once its current base rate settlement agreement concludes at the end of 2024. Duke Energy Florida proposed multiyear rate increases that use the projected 12-month periods ending December 31, 2025, 2026, and 2027 as the test years, with adjusted rates to be effective with the first billing period of January 2025, 2026, and 2027, respectively.
In July 2024, Duke Energy Florida filed a settlement agreement with the FPSC. The parties to the settlement include Duke Energy Florida, the Office of Public Counsel and other intervening parties. Pursuant to the settlement, the parties agreed to a base rate stay-out provision that expires year-end 2027; however, Duke Energy Florida is allowed an increase to its base rates in 2025 and 2026, as well as utilization of certain tax benefits in lieu of a revenue increase in 2027. Additionally, revenue increases related to solar investments will be recovered via the Solar Base Rate Adjustment mechanism. The parties also agreed to an ROE band of 9.3% to 11.3% with a midpoint of 10.3% and an equity ratio of 53%. The agreement provides for $203 million and $59 million in base rate increases in 2025 and 2026, respectively, as well as increases associated with investments in 12 new solar facilities as they come on line. In August 2024, the FPSC approved the settlement agreement without modification and a final order was issued on November 12, 2024. New rates were effective January 1, 2025.
Hurricanes Debby, Helene and Milton
In August 2024, Hurricane Debby made landfall in Florida as a Category 1 storm, and in September 2024, Hurricane Helene made landfall in Florida as a Category 4 storm, which caused significant damage. In October 2024, Hurricane Milton made landfall in Florida as a Category 3 storm, impacting roughly half of the customers Duke Energy Florida serves in the state. Duke Energy Florida has certain existing storm reserve regulatory liability amounts, which will be applied to recovery of the 2024 storm costs. After depleting any existing storm reserves, which were approximately $63 million as of July 31, 2024, before hurricanes Debby, Helene and Milton, Duke Energy Florida is permitted to petition the FPSC for recovery of additional incremental operation and maintenance costs resulting from the storm and to replenish the retail customer storm reserve to approximately $132 million. Duke Energy Florida filed its petition for cost recovery for all three storms, including replenishment of the storm reserve, on December 27, 2024, seeking recovery of approximately $1.1 billion, for recovery over 12 months beginning with the first billing cycle in March 2025. Approximately $936 million of the operation and maintenance expenses are deferred in Regulatory assets within Current assets as of December 31, 2024. Approximately $69 million of capital related to these storms will be sought for recovery in future base rate case filings. On February 4, 2025, the FPSC voted to approve Duke Energy Florida's request for recovery of these storm costs as filed.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2024	2023	a Return	Period Ends
Regulatory Assets(a)
CEP deferral	$195	193	Yes	(b)
Accrued pension and OPEB	131	123		(d)
COR regulatory asset	75	34		(b)
Customer connect project	44	49		(b)
Network Integration Transmission Services deferral	31	31	Yes	(b)
Transmission expansion obligation	31	30		(b)
Decoupling	29	25		(b)
Deferred pipeline integrity costs	28	30	Yes	(b)
East Bend deferrals(c)	24	28	Yes	(b)
Propane caverns	24	26		(b)
PISCC and deferred operating expenses(c)	15	15	Yes	2083
AROs – coal ash	14	$17	Yes	(b)
Deferred fuel and purchased gas costs	8	20		2025
AMI	8	13		(b)
Storm cost deferrals	5	12		2025
Other	131	103		(b)
Total regulatory assets	793	749
Less: Current portion	88	73
Total noncurrent regulatory assets	$705	$676
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$432	$466		(b)
Accrued pension and OPEB	14	17		(d)
Deferred fuel and purchased gas costs	—	15		2025
Other	53	55		(b)
Total regulatory liabilities	499	553
Less: Current portion	34	56
Total noncurrent regulatory liabilities	$465	$497
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)    Included in rate base.
(d)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 23 for additional detail.
Duke Energy Ohio Electric Base Rate Case
In October 2021, Duke Energy Ohio filed an electric distribution base rate case application with the PUCO. In September 2022, Duke Energy Ohio filed a Stipulation and Recommendation with the PUCO, which included an increase in overall electric distribution base rates of approximately $23 million with an equity ratio of 50.5% and an ROE of 9.5%. The stipulation was among all but one party to the proceeding. The PUCO issued an order on December 14, 2022, approving the Stipulation without material modification and new rates went into effect on January 3, 2023. The Ohio Consumers' Counsel (OCC) filed an application for rehearing in January 2023, arguing the Stipulation was unreasonable, discriminatory and denied OCC due process. In March 2024, the PUCO denied OCC's rehearing application. The deadline for OCC to seek an appeal has expired and the matter is now closed.
Energy Efficiency Cost Recovery
In response to changes in Ohio law that eliminated Ohio's energy efficiency mandates, the PUCO issued an order on February 26, 2020, directing utilities to wind down their demand-side management programs by September 30, 2020, and to terminate the programs by December 31, 2020. In March 2020, Duke Energy Ohio filed an application for rehearing seeking clarification on the final true up and reconciliation process after 2020. Effective January 1, 2021, Duke Energy Ohio suspended its energy efficiency programs. In August 2023, the PUCO issued its decision approving the Company’s request for recovery and final true up of energy efficiency program costs, lost distribution revenues and performance incentives from calendar years 2018 through 2020, resulting in $14 million of Regulated electric revenue on the Consolidated Statements of Operations for the year ended December 31, 2023, and resolving all outstanding issues in these proceedings. Revised rates were effective September 1, 2023.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio Natural Gas Base Rate Case
In June 2022, Duke Energy Ohio filed a natural gas base rate case application with the PUCO. The drivers for this case are capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its CEP Rider. In April 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the OCC. In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded in May 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed and new rates went into effect November 1, 2023. In December 2023, the OCC filed an application for rehearing and the PUCO granted OCC's application for rehearing for further consideration of issues raised. As a result of a Supreme Court of Ohio decision regarding procedural issues related to applications for rehearing, PUCO denied OCC’s rehearing request. In October 2024, the OCC filed its Notice of Appeal with the Ohio Supreme Court. OCC's initial brief was filed January 27, 2025.
Duke Energy Ohio Electric Security Plan
In April 2024, Duke Energy Ohio filed with the PUCO a request for an Electric Security Plan (ESP). The ESP application proposes a three-year term from June 1, 2025, through May 31, 2028, and includes continuation of market-based customer rates through competitive procurement processes for generation and continuation and expansion of existing rider mechanisms. Duke Energy Ohio is proposing a new rider mechanism relating to electric distribution infrastructure modernization programs, which may be enabled by and partially funded through federal or state funding opportunities, future battery storage projects, and two proposed electric vehicle programs. Additional proposed new rider mechanisms are related to solar for all investments for low-income and disadvantaged communities, low-income senior citizen bill assistance, and energy efficiency and demand-side management programs.
In November 2024, Duke Energy Ohio filed a stipulation with majority of the intervenors signed as either signatory or non-opposing parties. The stipulation includes the continuation of market-based customer rates through competitive procurement auctions and the continuation of all existing riders. It further establishes new caps for certain riders. Duke Energy Ohio has also agreed to withdraw its proposals for an infrastructure modernization rider, battery storage projects and electric vehicle programs. The stipulation includes a residential EE program with provisions for low-income customers. The evidentiary hearing concluded January 23, 2025. A briefing schedule has been ordered with final reply briefs due March 14, 2025.
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
A Stipulation and Recommendation was filed jointly by Duke Energy Ohio, the Staff, the Office of the Ohio Consumers' Counsel and the Ohio Energy Group in August 2021, which was approved without modification by the PUCO in April 2022. The Stipulation and Recommendation resolved all open issues regarding MGP remediation costs incurred between 2013 and 2019, Duke Energy Ohio’s request for additional deferral authority beyond 2019 and the pending issues related to the Tax Act described below as it related to Duke Energy Ohio’s natural gas operations. As a result of the approval of the Stipulation and Recommendation, Duke Energy Ohio recognized pretax charges of approximately $15 million to Operating revenues, regulated natural gas and $58 million to Operation, maintenance and other and a tax benefit of $72 million to Income Tax (Benefit) Expense in the Consolidated Statements of Operations for the year ended December 31, 2022. The Stipulation and Recommendation further acknowledged Duke Energy Ohio’s ability to file a request for additional deferral authority in the future related to environmental remediation of any MGP impacts in the Ohio River, if necessary, subject to specific conditions. In June 2022, the PUCO granted rehearing requests for further consideration of Interstate Gas Supply, Inc. (IGS) and The Retail Energy Supply Association (RESA). As a result of a Supreme Court of Ohio decision regarding procedural issues related to applications for rehearing, PUCO denied these rehearing requests. On October 28, 2024, RESA and IGS filed an appeal with the Supreme Court of Ohio. On January 10, 2025, RESA and IGS withdrew their appeal and the Supreme Court of Ohio dismissed the appeal on January 14, 2025. This matter is now resolved.
Tax Act – Ohio
In December 2018, Duke Energy Ohio filed an application to change its base rate tariffs and establish a rider to implement the benefits of the Tax Act for natural gas customers. The rider would flow through to customers the benefit of the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, all future benefits of the lower tax rates and a full refund of deferred income taxes collected at the higher tax rates in prior years. Deferred income taxes subject to normalization rules would be refunded consistent with federal law and deferred income taxes not subject to normalization rules would be refunded over a 10-year period. An evidentiary hearing occurred in August 2019. The Stipulation and Recommendation filed in August 2021, and approved on April 20, 2022, disclosed in the MGP Cost Recovery matter above, resolved the outstanding issues in this proceeding by providing customers a one-time bill credit for the reduction in the statutory federal tax rate from 35% to 21% since January 1, 2018, through June 1, 2022, and reducing base rates going forward. Deferred income taxes not subject to normalization rules were written off. Deferred income taxes subject to normalization rules are refunded consistent with federal law through a rider. The commission granted the rehearing requests of IGS and RESA for further consideration. As a result of a Supreme Court of Ohio decision regarding procedural issues related to applications for rehearing, PUCO denied these rehearing requests. On October 28, 2024, RESA and IGS filed an appeal with the Supreme Court of Ohio. On January 10, 2025, RESA and IGS withdrew their appeal and the Supreme Court of Ohio dismissed the appeal on January 14, 2025. This matter is now resolved.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Kentucky 2022 Electric Base Rate Case
In December 2022, Duke Energy Kentucky filed a base rate case with the KPSC driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale CT generation stations. Duke Energy Kentucky also requested approval for new programs and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. New rates went into effect October 13, 2023. The Company's request to align the depreciation rates of East Bend with a 2035 retirement date was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC did approve the request to align the depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and the two electric vehicle charging programs.
In November 2023, Duke Energy Kentucky filed for rehearing requesting certain matters be reconsidered by the KPSC and the KPSC granted in part and denied in part the Company's request for rehearing. On July 1, 2024, the KPSC issued its final order on rehearing, ruling in Duke Energy Kentucky's favor on nearly all issues. However, the KPSC ordered Duke Energy Kentucky to refund alleged over collections since the KPSC's October 12, 2023, order. On July 10, 2024, the KPSC issued an order correcting the base fuel rate used to calculate new base rates in its July 1, 2024, order and its calculation of Duke Energy Kentucky's Street Lighting Rate. New rates were implemented in August 2024.
On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to including decommissioning costs in depreciation rates for East Bend and Woodsdale. Duke Energy Kentucky and Appellee briefs were filed in 2024.
Duke Energy Kentucky 2024 Electric Base Rate Case
On December 2, 2024, Duke Energy Kentucky filed a base rate case with the KPSC requesting an annualized increase in electric base rates of approximately $70 million and an ROE of 10.85% with an equity ratio of 52.728%. This is an overall increase of approximately 14.7%. The request for the rate increase is driven by capital investments to strengthen the electricity generation and delivery systems. New rates are anticipated to go into effect around July 2, 2025. An evidentiary hearing is scheduled to begin on May 21, 2025.
Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2024	2023	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$554	$408	Yes	(b)
PISCC and deferred operating expenses(c)	237	241	Yes	(b)
Accrued pension and OPEB	212	208		(e)
Retired generation facilities(c)	25	29	Yes	2030
Hedge costs deferrals	23	19		(b)
Customer connect project	19	19		(b)
Storm cost deferrals	17	11		(b)
AMI	12	13		2031
Other	54	48		(b)
Total regulatory assets	1,153	996
Less: Current portion	113	102
Total noncurrent regulatory assets	$1,040	$894
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$725	$794		(b)
COR regulatory liability	434	496		(d)
Accrued pension and OPEB	139	109		(e)
Hedge cost deferrals	103	77		(b)
Deferred fuel and purchased power	21	23		2025
Other	165	169		(b)
Total regulatory liabilities	1,587	1,668
Less: Current portion	183	209
Total noncurrent regulatory liabilities	$1,404	$1,459
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
2019 Indiana Rate Case
In July 2019, Duke Energy Indiana filed a general rate case with the IURC for a rate increase for retail customers. On June 29, 2020, the IURC issued an order in the rate case approving a revenue increase of $146 million before certain adjustments and ratemaking refinements. The order approved Duke Energy Indiana's requested forecasted rate base of $10.2 billion as of December 31, 2020, including the Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. The IURC reduced Duke Energy Indiana's request by slightly more than $200 million, when accounting for the utility receipts tax and other adjustments. Step one rates were estimated to be approximately 75% of the total rate increase and became effective on July 30, 2020. Step two rates estimated to be the remaining 25% of the total rate increase were approved on July 28, 2021, and implemented in August 2021.
Several groups appealed the IURC order to the Indiana Court of Appeals. The Indiana Court of Appeals affirmed the IURC decision on May 13, 2021. However, upon appeal by the Indiana Office of Utility Consumer Counselor (OUCC) and the Duke Industrial Group in March 2022, the Indiana Supreme Court found that the IURC erred in allowing Duke Energy Indiana to recover coal ash costs incurred before the IURC’s rate case order in June 2020. The Indiana Supreme Court found that allowing Duke Energy Indiana to recover coal ash costs incurred between rate cases that exceeded the amount built into base rates violated the prohibition against retroactive ratemaking. The IURC’s order was remanded to the IURC for additional proceedings consistent with the Indiana Supreme Court’s opinion. As a result of the court's opinion, Duke Energy Indiana recognized pretax charges of approximately $211 million to Impairment of assets and other charges and $46 million to Operating revenues in the Consolidated Statements of Operations for the year ended December 31, 2022. Duke Energy Indiana filed a request for rehearing with the Supreme Court in April 2022, which the court denied. In February 2023, Duke Energy Indiana filed a settlement agreement reached with the OUCC and Duke Industrial Group, which includes an agreed amount of approximately $70 million of refunds to be paid to customers. The IURC approved this settlement agreement in its entirety on April 12, 2023. In June 2023, Duke Energy Indiana commenced refunding the approximate $70 million to customers in accordance with the settlement agreement, which was completed in May 2024.
Indiana Coal Ash Recovery
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony in April 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021, order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed. As a result of the Indiana Court of Appeals' opinion, Duke Energy Indiana recognized a pretax charge of approximately $175 million to Impairment of assets and other charges for the year ended December 31, 2022.
In the second quarter of 2023, Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021, order date. On September 20, 2023, the commission approved the Company's proposal to remove the costs from its rates and assessed simple interest of the refunds of 4.71%, beginning from when the costs were initially recovered from customers. Duke Energy Indiana included a request to recover the pre-order costs denied by the Indiana Court of Appeals and certain future coal ash closure costs as part of depreciation costs in the 2024 Indiana Rate Case.
On August 30, 2023, Duke Energy Indiana filed a new petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. An evidentiary hearing was held in January 2024. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a motion to appeal the IURC order granting the coal ash CPCN proceeding and approving the coal ash related compliance projects. Briefing was completed January 24, 2025.
TDSIC 2.0
In November 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In July 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the IURC’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. On December 19, 2024, the Indiana Supreme Court affirmed the Indiana Court of Appeals decision, concluding there was substantial evidence that the IURC's conclusion was reasonable and the TDSIC 2.0 plan met the statutory requirements. On January 21, 2025, the Duke Industrial Group filed a motion for rehearing.
2024 Indiana Rate Case
In April 2024, Duke Energy Indiana filed an application with the IURC for a rate increase of $492 million, representing an overall average bill increase of approximately 16.2%, which, if approved, would be added to retail customer bills in two steps, approximately 11.7% in 2025 and approximately 4.5% in 2026. Duke Energy Indiana requested an ROE of 10.5% with an equity ratio of 53%. The rate increase is driven by $1.6 billion in investments made since the last general rate case filed in 2019 in order to reliably serve customers, improve resiliency of the system, and advance environmental sustainability. An evidentiary hearing was completed in September 2024, with briefing continued until October 31, 2024.

FINANCIAL STATEMENTS	REGULATORY MATTERS
In connection with this rate case, a $29 million increase in a regulatory liability associated with certain employee post-retirement benefits was recorded in December 2024. An order for the rate case was issued by the IURC on January 29, 2025, and revised February 3, 2025, which authorized an ROE of 9.75%, an equity ratio of 53% and an annual revenue increase of $296 million. Based on review of these orders, Duke Energy Indiana identified an inconsistency in the calculation of operating revenues before the effect of trackers. On February 7, 2025, Duke Energy Indiana made a compliance filing in accordance with the IURC's findings in its order and addressing the identified inconsistencies. The compliance filing also clarified the annual revenue increase was approximately $385 million. Additionally, on February 18, 2025, one industrial customer submitted a filing requesting the IURC to clarify its revenue allocation in these proceedings. On February 25, 2025, the IURC approved Duke Energy Indiana’s compliance filing subject to refund, pending the outcome of the petition for rehearing. New rates, subject to refund, were implemented February 27, 2025.
Cayuga Combined Cycle CPCN
On February 13, 2025, Duke Energy Indiana filed for a CPCN seeking approval to construct two 1x1 CC natural gas-fired units with a combined winter rating of 1,476 MW. The Cayuga CC Project is proposed to be constructed on the same site as the retiring Cayuga coal-fired steam units with a winter rating of 1,005 MW. The Cayuga CC Project will result in an incremental 471 MW for the Duke Energy Indiana system and will allow Duke Energy Indiana to avoid expected maintenance and environmental compliance costs needed for the coal units to continue operating. The estimated cost of the Cayuga CC project is $2.97 billion, plus AFUDC and project reserves. Duke Energy Indiana has proposed recovery of certain costs of the facility during construction, including AFUDC, through construction work in progress ratemaking through a proposed generation cost adjustment tracker mechanism and estimates an average retail rate impact of approximately 5.4% during construction. Duke Energy Indiana expects CC 1 to be placed in service in 2029 and CC 2 to be placed in service in 2030. An evidentiary hearing is expected in June 2025.
Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2024	2023	a Return	Period Ends
Regulatory Assets(a)
Accrued pension and OPEB(c)	144	129		(g)
Deferred pipeline integrity costs(c)	101	103		2034
Derivatives – natural gas supply contracts(f)	94	147
Decoupling	77	75	(e)	(b)
Tennessee ARM Deferral	33	20	(e)	(b)
AROs – nuclear and other	29	$26		(d)
Customer connect project(c)	24	9		2030
Vacation accrual	14	13		2025
Pipeline Integrity Management – Transmission/Distribution	14	—		(b)
Other	49	49	(e)	(b)
Total regulatory assets	579	571
Less: Current portion	158	161
Total noncurrent regulatory assets	$421	$410
Regulatory Liabilities(a)
COR regulatory liability(c)	$539	555		(d)
Net regulatory liability related to income taxes	405	$433		(b)
Other	80	98	(e)	(b)
Total regulatory liabilities	1,024	1,086
Less: Current portion	68	98
Total noncurrent regulatory liabilities	$956	$988
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
2024 North Carolina Rate Case
In April 2024, Piedmont filed an application with the NCUC for a rate increase for retail customers. In September 2024, Piedmont, the Public Staff and other intervening parties filed an Agreement and Stipulation of Settlement with the NCUC resolving all issues in the general rate case. The major components of the settlement include an overall average effective increase in net annual retail revenues of $88 million in the first year and $10 million of additional revenue after the first year. The settlement includes an ROE of 9.8% with an equity ratio of 52.3% and the addition of a rider mechanism for recovery of pipeline integrity management operations and maintenance expenses. The settlement was subject to the review and approval of the NCUC. The evidentiary hearing concluded in September 2024, and Piedmont implemented revised rates November 1, 2024. The NCUC issued its order approving the settlement as filed on January 7, 2025.
OTHER REGULATORY MATTERS
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file IRPs with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and resources proposed to meet those needs. The IRPs also include planning assumptions around future retirement dates of aging coal-fired generating facilities.
Duke Energy Carolinas and Duke Energy Progress received an NCUC order on the 2022 Carbon Plan that concluded the projected retirement dates for their coal-fired generating facilities were reasonable for planning purposes and further directed that appropriate steps be taken to optimally retire the coal fleet according to such schedule. In August 2023, Duke Energy Carolinas and Duke Energy Progress filed their 2023 systemwide Carolinas Resource Plan with the NCUC and PSCSC, with a supplemental filing in January 2024 that demonstrated a need for additional resources beyond the set of resources identified by the companies in their initial plan. The NCUC and PSCSC issued orders in 2024 generally approving the resource plan. See the "Other Matters" section of Item 7 Management's Discussion and Analysis for further details on resource plans.
Duke Energy continues to evaluate the retirement date assumptions for all coal-fired generating facilities as changes in energy usage and/or growth and availability of replacement generation could result in different retirement dates of units than their current estimated useful lives. Except as previously discussed related to Duke Energy Kentucky's East Bend plant, rate cases recently filed or approved across all jurisdictions included proposed depreciation rates that approximate earlier retirement dates as outlined in recent IRPs. Duke Energy plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.

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
Primary Liability Insurance
Duke Energy Carolinas and Duke Energy Progress have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which is $500 million per station. Duke Energy Florida has purchased $100 million primary nuclear liability insurance for Crystal River in compliance with the law.
Excess Liability Program
This program provides $15.8 billion of coverage per incident through the Price-Anderson Act’s mandatory industrywide excess secondary financial protection program of risk pooling. This amount is the product of potential cumulative retrospective premium assessments of $166 million times the current 95 licensed commercial nuclear reactors in the U.S. Under this program, operating unit licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. Retrospective premiums may be assessed at a rate not to exceed $24.7 million per year per licensed reactor for each incident. The assessment may be subject to state premium taxes.
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
NEIL’s Accidental Outage policy provides some coverage, similar to business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100% of the applicable weekly limits for 52 weeks and 80% of the applicable weekly limits for up to the next 110 weeks. Coverage is provided until these applicable weekly periods are met, where the accidental outage policy limit will not exceed $490 million for each nuclear plant. NEIL sublimits the accidental outage recovery up to the first 104 weeks of coverage not to exceed $291 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate current year policies' annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $162 million, $99 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100% of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
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

(in millions)	December 31, 2024	December 31, 2023
Reserves for Environmental Remediation
Duke Energy	$73	$88
Duke Energy Carolinas	24	23
Progress Energy	19	19
Duke Energy Progress	9	9
Duke Energy Florida	10	10
Duke Energy Ohio	21	36
Duke Energy Indiana	2	2
Piedmont	7	7
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material.
LITIGATION
For open litigation, unless otherwise noted, Duke Energy and the Subsidiary Registrants cannot predict the outcome or ultimate resolution of their respective matters.
Duke Energy
Texas Storm Uri Tort Litigation
Duke Energy (Parent), several Duke Energy renewables project companies, and others in the ERCOT market were named in multiple lawsuits arising out of Texas Storm Uri, which occurred in February 2021. These lawsuits sought recovery for property damage, personal injury and wrongful death allegedly caused by the power outages that plaintiffs claim were the collective failure of generators including entities owned by Duke Energy at the time, transmission and distribution operators (TDUs), retail energy providers, and all others, including ERCOT. The cases were consolidated into a Texas state court multidistrict litigation (MDL) proceeding for discovery and pre-trial motions. Five MDL cases were designated as lead cases in which motions to dismiss were filed and all other cases were stayed.
In the cases against the generators, the plaintiffs dismissed the claims against Duke Energy (Parent). In October 2023, in conjunction with the closing of the sale of the utility-scale solar and wind group, all but one of the project company lawsuits transferred to Brookfield. In May 2024, the remaining project company claim in the lawsuit was transferred to the buyer in connection with the sale of a portion of the remaining Commercial Renewables assets. With the transfer of the remaining project company lawsuits now complete, the matter is closed as it relates to the Duke Energy Registrants. See Note 2 for more information related to the sale of the Commercial Renewables Disposal Groups.
Mooresville Coal Ash Class Action Litigation
On December 20, 2024, 15 plaintiffs filed a lawsuit in Iredell County, North Carolina, against Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress (collectively “Duke Energy”) on behalf of a putative class alleging past and ongoing environmental contamination in the Mooresville area of North Carolina. The lawsuit alleges that Duke Energy disposed of and sold coal ash as structural fill resulting in the contamination of soil, groundwater and Lake Norman. Plaintiffs claim that Duke Energy failed to properly remediate the contamination and continues to pollute, and they assert that the contamination has negatively impacted property values and led to elevated cancer rates and other health issues. The complaint asserts claims for negligence, nuisance, violations of the North Carolina Unfair and Deceptive Trade Practices Act, strict liability for ultra-hazardous activities and trespass. Plaintiffs are seeking unspecified compensatory and punitive damages, injunctive relief to stop further contamination, remediation of contaminated areas and attorneys' fees and costs. The Company is evaluating the complaint and will respond by the court's deadline in March 2025.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
Duke Energy Carolinas
NTE Carolinas II, LLC Litigation
In November 2017, Duke Energy Carolinas entered into a standard FERC large generator interconnection agreement (LGIA) with NTE Carolinas II, LLC (NTE), a company that proposed to build a combined-cycle natural gas plant in Rockingham County, North Carolina. In September 2019, Duke Energy Carolinas filed a lawsuit in Mecklenburg County Superior Court against NTE for breach of contract, alleging that NTE's failure to pay benchmark payments for Duke Energy Carolinas' transmission system upgrades required under the interconnection agreement constituted a termination of the interconnection agreement. Duke Energy Carolinas sought a monetary judgment against NTE because NTE failed to make multiple milestone payments. The lawsuit was moved to federal court in North Carolina. NTE filed a motion to dismiss Duke Energy Carolinas’ complaint and brought counterclaims alleging anti-competitive conduct and violations of state and federal statutes. Duke Energy Carolinas filed a motion to dismiss NTE's counterclaims. Both NTE's and Duke Energy Carolinas' motions to dismiss were subsequently denied by the court.
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolinas' termination of the LGIA, FERC issued a ruling that 1) it has exclusive jurisdiction to determine whether a transmission provider may terminate an LGIA; 2) FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer; and 3) Duke Energy may not announce the termination of a conforming LGIA unless FERC has approved the termination. FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. In April 2023, Duke Energy Carolinas received notice from the FERC Office of Enforcement that they have closed their non-public investigation with no further action recommended.
Following completion of discovery, Duke Energy Carolinas filed a motion for summary judgment seeking a ruling in its favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting Duke Energy Carolinas' motion by dismissing NTE's counterclaims that Duke Energy Carolinas engaged in anti-competitive behavior in violation of state and federal statutes. In October 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court.
In November 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the district court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. Briefing on NTE's appeal was completed in June 2023 and oral argument took place in May 2024. On August 5, 2024, the U.S. Court of Appeals for the Fourth Circuit reversed the district court's grant of summary judgment and remanded the case back to the district court for further proceedings. In August 2024, Duke Energy Carolinas filed a petition for rehearing, which was denied on November 26, 2024. On February 21, 2025, Duke Energy Carolinas filed a petition seeking review by the United States Supreme Court.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $396 million and $423 million at December 31, 2024, and 2023, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based upon Duke Energy Carolinas' best estimate for current and future asbestos claims through 2044 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2044 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $539 million and $572 million at December 31, 2024, and 2023, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages is $9 million as of December 31, 2024, and December 31, 2023, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
In June 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material to Duke Energy, and as a result, AEGIS was dismissed from the litigation in July 2023. Duke Energy Indiana has also reached confidential settlements with other various insurance companies, the results of which were not material. In June 2024, Duke Energy Indiana filed an amended complaint adding several additional insurance companies as defendants to the litigation. The litigation is currently stayed until February 28, 2025, while Duke Energy continues to negotiate with the remaining insurance company defendants.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
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
OTHER COMMITMENTS AND CONTINGENCIES
General
As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Consolidated Balance Sheets and have uncapped maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position. See Notes 2 and 8 for more information.
Purchase Obligations
Purchased Power
Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana have ongoing purchased power contracts with other utilities, wholesale marketers, co-generators and qualified facilities. These purchased power contracts generally provide for capacity and energy payments. In addition, Duke Energy Progress and Duke Energy Florida have various contracts to secure transmission rights.
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2024
	Contract
(in millions)	Expiration	2025	2026	2027	2028	2029	Thereafter	Total
Duke Energy Progress(a)	2028-2042	$22	$18	$19	$18	$3	$31	$111
Duke Energy Indiana(b)	2026	33	12	—	—	—	—	45
(a)    Contracts represent between 18% and 100% of net plant output.
(b)    Share of net plant output varies.
Gas Supply and Capacity Contracts
Duke Energy Ohio and Piedmont routinely enter into long-term natural gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through specific fuel rate components operating in conjunction with PGA procedures, and subject to periodic prudence reviews in North Carolina and South Carolina and the Performance Incentive Plan in Tennessee. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 18 years. The time periods for fixed payments under natural gas supply contracts is up to three years. The time periods for the natural gas supply purchase commitments is up to six years.
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
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2024.

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Duke Energy Ohio	$104	$75	$71	$69	$65	$554	$938
Piedmont	369	366	322	241	233	695	2,226
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
In December 2019, Duke Energy Carolinas entered into a sale-leaseback arrangement to construct and occupy an office tower. The lease agreement was evaluated as a sale-leaseback of real estate but did not qualify for sale-leaseback accounting. As a result, the transaction is accounted for as a financing. Duke Energy Carolinas recorded the real estate on the Consolidated Balance Sheets within Property, Plant and Equipment as if it is the legal owner and recognizes depreciation expense over the estimated useful life. In addition, the failed sale-leaseback obligation is reported within Long-Term Debt on the Consolidated Balance Sheets with the monthly lease payments split between interest expense and debt principal.
Piedmont has certain agreements for the construction and transportation of natural gas pipelines to supply Duke Energy Carolinas' natural gas plant needs. Piedmont accounts for these pipeline lateral contracts as sales-type leases since the present value of the sum of the lease payments equals the fair value of the assets. These pipeline lateral assets owned by Piedmont had a current net investment basis of $2 million as of December 31, 2024, and 2023, and a long-term net investment basis of $197 million and $199 million as of December 31, 2024, and 2023, respectively. These assets are classified in Other, within Current Assets and Other Noncurrent Assets, respectively, on Piedmont's Consolidated Balance Sheets. Duke Energy Carolinas accounts for the contracts as finance leases. The activity for these contracts is eliminated in consolidation at Duke Energy.
The following tables present the components of lease expense.

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$275	$66	$173	$82	$91	$12	$23	$2
Short-term lease expense(a)	7	—	3	1	2	—	1	—
Variable lease expense(a)	33	2	29	19	10	—	1	1
Finance lease expense
Amortization of leased assets(b)	113	7	46	38	8	—	—	—
Interest on lease liabilities(c)	41	31	44	41	3	—	1	—
Total finance lease expense	154	38	90	79	11	—	1	—
Total lease expense	$469	$106	$295	$181	$114	$12	$26	$3

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$236	$41	$157	$80	$77	$11	$17	$2
Short-term lease expense(a)	5	—	2	1	1	—	1	—
Variable lease expense(a)	27	2	22	11	11	—	—	1
Finance lease expense
Amortization of leased assets(b)	160	7	57	35	22	—	—	—
Interest on lease liabilities(c)	46	31	45	43	2	—	1	—
Total finance lease expense	206	38	102	78	24	—	1	—
Total lease expense	$474	$81	$283	$170	$113	$11	$19	$3
(a)    Included in Operations, maintenance and other, except for expense related to barges and railcars which is included in Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.
(b)    Included in Depreciation and amortization on the Consolidated Statements of Operations.
(c)    Included in Interest Expense on the Consolidated Statements of Operations.

FINANCIAL STATEMENTS	LEASES
The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2025	$256	$24	$121	$55	$66	$1	$7	$5
2026	241	21	124	59	65	1	7	1
2027	191	14	97	60	37	1	5	1
2028	153	11	82	59	23	1	3	1
2029	120	10	74	52	22	1	3	—
Thereafter	458	53	307	156	151	4	24	—
Total operating lease payments	1,419	133	805	441	364	9	49	8
Less: Present value discount	(254)	(26)	(151)	(67)	(84)	(2)	(10)	—
Total operating lease liabilities(a)	$1,165	$107	$654	$374	$280	$7	$39	$8
(a)    Certain operating lease payments include renewal options that are reasonably certain to be exercised.
The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	December 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2025	$86	$38	$91	$80	$11	$1
2026	87	38	92	81	11	1
2027	82	38	89	81	8	1
2028	79	38	87	81	6	1
2029	79	38	88	81	7	1
Thereafter	489	351	444	393	51	21
Total finance lease payments	902	541	891	797	94	26
Less: Amounts representing interest	(332)	(271)	(310)	(282)	(28)	(16)
Total finance lease liabilities	$570	$270	$581	$515	$66	$10
The following tables contain additional information related to leases.

		December 31, 2024
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,148	$98	$625	$348	$277	$6	$37	$4
Finance	Net property, plant and equipment	645	252	620	512	108	—	6	—
Total lease assets		$1,793	$350	$1,245	$860	$385	$6	$43	$4
Liabilities
Current
Operating	Other current liabilities	$208	$20	$97	$42	$55	$1	$6	$1
Finance	Current maturities of long-term debt	46	8	48	41	7	—	—	—
Noncurrent
Operating	Operating lease liabilities	957	87	557	332	225	6	33	7
Finance	Long-Term Debt	524	262	533	474	59	—	10	—
Total lease liabilities		$1,735	$377	$1,235	$889	$346	$7	$49	$8

FINANCIAL STATEMENTS	LEASES

		December 31, 2023
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,092	$78	$617	$318	$299	$16	$50	$4
Finance	Net property, plant and equipment	687	268	615	552	63	—	6	—
Total lease assets		$1,779	$346	$1,232	$870	$362	$16	$56	$4
Liabilities
Current
Operating	Other current liabilities	$188	$15	$94	$45	$49	$1	$6	$—
Finance	Current maturities of long-term debt	115	8	46	38	8	—	—	—
Noncurrent
Operating	Operating lease liabilities	917	75	544	293	251	16	46	10
Finance	Long-Term Debt	524	269	525	514	11	—	9	—
Total lease liabilities		$1,744	$367	$1,209	$890	$319	$17	$61	$10

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$250	$24	$122	$57	$65	$1	$8	$1
Operating cash flows from finance leases	41	31	44	41	3	—	1	—
Financing cash flows from finance leases	113	7	46	38	8	—	—	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating	$322	$50	$43	$3	$40	$—	$7	$3
Finance	81	1	55	—	55	—	1	—

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$228	$18	$123	$64	$59	$2	$7	$—
Operating cash flows from finance leases	46	31	45	43	2	—	1	—
Financing cash flows from finance leases	160	7	57	35	22	—	—	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating	$286	$14	$92	$1	$91	$2	$6	$2
Finance	36	—	—	—	—	—	—	—
(a)    No amounts were classified as investing cash flows from operating leases.

FINANCIAL STATEMENTS	LEASES

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	8	9	9	8	11	11	11	4
Finance leases	11	15	11	10	15	—	20	—
Weighted average discount rate(a)
Operating leases	4.3%	4.3%	4.0%	3.9%	4.2%	4.1%	4.0%	3.9%
Finance leases	8.4%	11.5%	8.9%	9.2%	5.9%	—%	11.7%	—%

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	9	10	10	9	11	13	13	4
Finance leases	11	16	11	11	18	—	22	3
Weighted average discount rate(a)
Operating leases	3.1%	4.0%	3.8%	3.6%	4.0%	4.2%	3.9%	2.4%
Finance leases	8.5%	11.5%	9.1%	9.2%	7.6%	—%	11.9%	5.4%
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
7. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2024
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2025-2082	4.53%	$34,283	$1,605	$2,085	$185	$250	$1,380	$390	$4,030
Secured debt, maturing 2025-2052	3.75%	3,672	1,463	2,147	1,269	879	—	—	—
First mortgage bonds, maturing 2025-2074(a)	4.24%	39,842	13,955	19,223	9,974	9,247	2,722	3,937	—
Finance leases, maturing 2027-2054		570	270	581	515	66	—	10	—
Tax-exempt bonds, maturing 2027-2046(b)	3.85%	1,331	—	500	500	—	77	352	—
Notes payable and commercial paper(c)	4.67%	4,213	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	300	1,227	761	467	189	160	739
Fair value hedge carrying value adjustment		(82)	—	—	—	—	—	—	—
Unamortized debt discount and premium, net(d)		845	(20)	(44)	(24)	(19)	(23)	(16)	(8)
Unamortized debt issuance costs(e)		(401)	(83)	(146)	(65)	(76)	(18)	(25)	(19)
Total debt	4.37%	$84,273	$17,490	$25,573	$13,115	$10,814	$4,327	$4,808	$4,742
Short-term notes payable and commercial paper		(3,584)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	—	(1,077)	(611)	(466)	(162)	(10)	(739)
Current maturities of long-term debt(f)		(4,349)	(521)	(1,517)	(983)	(534)	(245)	(4)	(205)
Total long-term debt(f)		$76,340	$16,969	$22,979	$11,521	$9,814	$3,920	$4,794	$3,798
(a)Substantially all electric utility property is mortgaged under mortgage bond indentures.
(b)Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.
(c)Includes $625 million classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper program was 13 days.
(d)Duke Energy includes $925 million and $56 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(e)Duke Energy includes $23 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(f)Refer to Note 18 for additional information on amounts from consolidated VIEs.

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
(b)    Duke Energy includes $63 million of finance lease purchase accounting adjustments related to Duke Energy Florida related to PPAs that are not accounted for as finance leases in their respective financial statements because of grandfathering provisions in GAAP.
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
(e)    Duke Energy includes $992 million and $69 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(f)    Duke Energy includes $25 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
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

(in millions)	Maturity Date	Interest Rate	December 31, 2024
Unsecured Debt
Duke Energy (Parent)	April 2025	3.364%	$420
Duke Energy (Parent)	April 2025	3.950%	250
Duke Energy Ohio	June 2025	6.900%	150
Duke Energy (Parent)	September 2025	0.900%	650
Piedmont	September 2025	3.600%	150
Duke Energy Florida(a)	October 2025	5.303%	100
Duke Energy Ohio(b)	October 2025	3.230%	95
Duke Energy (Parent)	December 2025	5.000%	500
Secured Debt
Duke Energy Carolinas(a)	January 2025	5.378%	305
Duke Energy Carolinas(a)	January 2025	5.423%	195
Duke Energy Progress(a)	April 2025	5.456%	240
Duke Energy Progress(a)	April 2025	5.467%	160
First Mortgage Bonds
Duke Energy Florida(a)(c)	October 2073	4.910%	200
Duke Energy Florida(a)(c)	April 2074	4.910%	173
Duke Energy Progress	August 2025	3.250%	500
Other(d)			261
Current maturities of long-term debt			$4,349
(a)    Debt has a floating interest rate. The $500 million in Duke Energy Carolinas borrowings due January 2025 were repaid in conjunction with the termination of the DERF accounts receivable securitization facility in January 2025.
(b)     Current maturity relates to Duke Energy Kentucky.
(c)    These first mortgage bonds are classified as Current maturities of long-term debt on the Consolidated Balance Sheets based on terms of the indentures, which could require repayment in less than 12 months if exercised by the bondholders.
(d)    Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.
Maturities and Call Options
The following table shows the annual maturities of long-term debt for the next five years and thereafter. Amounts presented exclude short-term notes payable, commercial paper and money pool borrowings and debt issuance costs for the Subsidiary Registrants.

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2025	$4,349	$521	$1,525	$984	$541	$245	$4	$205
2026	4,925	1,078	539	470	69	45	4	40
2027	3,082	26	807	89	718	77	27	300
2028	3,937	976	1,411	593	819	40	7	—
2029	4,971	778	1,618	847	771	530	155	660
Thereafter	58,976	14,214	18,786	9,610	7,525	3,270	4,643	2,825
Total long-term debt, including current maturities	$80,240	$17,593	$24,686	$12,593	$10,443	$4,207	$4,840	$4,030
(a)    Excludes $1,004 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
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

	Balance at December 31, 2024 and 2023
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

(a)    Progress Energy amounts are equal to Duke Energy Progress amounts.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Summary of Significant Debt Issuances
In January 2025, Duke Energy Carolinas issued $1.1 billion of first mortgage bonds. The issuance consisted of a $400 million, five-year tranche at 4.85% and a $700 million, 10-year tranche at 5.25%. The net proceeds were used to pay off the $500 million DERF accounts receivable securitization facility maturing in January 2025, to pay off short-term debt and for general company purposes.
The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2024
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
January 2024(a)	January 2027	4.850%	$600	$600	$—	$—	$—	$—	$—	$—
January 2024(a)	January 2029	4.850%	650	650	—	—	—	—	—	—
April 2024(e)	April 2031	5.648%	815	815	—	—	—	—	—	—
June 2024(d)	June 2034	5.450%	750	750	—	—	—	—	—	—
June 2024(d)	June 2054	5.800%	750	750	—	—	—	—	—	—
June 2024(h)	July 2031	5.900%	80	—	—	—	—	80	—	—
June 2024(h)	July 2034	6.000%	95	—	—	—	—	95	—	—
June 2024(h)	July 2039	6.170%	50	—	—	—	—	50	—	—
August 2024(d)	February 2035	5.100%	375	—	—	—	—	—	—	375
August 2024(i)	September 2054	6.450%	1,000	1,000	—	—	—	—	—	—
Secured Debt
April 2024(f)	March 2044	5.404%	177	—	—	177	—	—	—	—
First Mortgage Bonds
January 2024(b)	January 2034	4.850%	$575	$—	$575	$—	—	$—	$—	$—
January 2024(b)	January 2054	5.400%	425	—	425	—	—	—	—	—
March 2024(b)	March 2034	5.250%	300	—	—	—	—	—	300	—
March 2024(c)	March 2034	5.100%	500	—	—	500	—	—	—	—
March 2024(d)	March 2054	5.550%	425	—	—	—	—	425	—	—
April 2024(g)	April 2074	4.910%	173	—	—	—	173	—	—	—
Total issuances			$7,740	$4,565	$1,000	$677	$173	$650	$300	$375
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
(e)In April 2024, Duke Energy issued 750 million euros aggregate principal amount of 3.75% senior notes due April 2031. Duke Energy's obligations under its euro-denominated fixed-rate notes were effectively converted to fixed-rate U.S. dollars at issuance through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments. The $815 million equivalent in U.S. dollars were used to repay a portion of a $1 billion debt maturity due April 2024, pay down short-term debt and for general corporate purposes. See Note 15 for additional information.
(f)Proceeds were used to finance the South Carolina portion of restoration expenditures related to the following storms: Pax, Ulysses, Matthew, Florence, Michael, Dorian, Izzy and Jasper. See Notes 4 and 18 for more information.
(g)Debt has a floating interest rate. Proceeds were used to pay down a portion of the DEFR accounts receivable securitization facility due in April 2024, and for general company purposes. See Note 18 for more information.
(h)Debt issued by Duke Energy Kentucky with proceeds used to pay down a portion of short-term debt and for general corporate purposes.
(i)Duke Energy issued $1 billion of fixed-to-fixed reset rate junior subordinated debentures (the debentures) with proceeds used to redeem Duke Energy’s outstanding Series B Preferred Stock and for general corporate purposes. The debentures will bear interest at 6.45% until September 1, 2034, and thereafter the interest rate will reset every five years to the five-year U.S. Treasury rate plus a spread of 2.588%. The debentures have early redemption options and are callable on or after June 2034 for 100% of the principal plus accrued interest. See Note 20 for additional information.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

			Year Ended December 31, 2023
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
April 2023(a)	April 2026	4.125%	$1,725	$1,725	$—	$—	$—	$—	$—	$—
June 2023(b)	June 2033	5.400%	350	—	—	—	—	—	—	350
September 2023(c)	September 2033	5.750%	600	600	—	—	—	—	—	—
September 2023(c)	September 2053	6.100%	750	750	—	—	—	—	—	—
First Mortgage Bonds
January 2023(d)	January 2033	4.950%	900	—	900	—	—	—	—	—
January 2023(d)	January 2053	5.350%	900	—	900	—	—	—	—	—
March 2023(e)	March 2033	5.250%	500	—	—	500	—	—	—	—
March 2023(e)	March 2053	5.350%	500	—	—	500	—	—	—	—
March 2023(f)	April 2033	5.250%	375	—	—	—	—	375	—	—
March 2023(f)	April 2053	5.650%	375	—	—	—	—	375	—	—
March 2023(g)	April 2053	5.400%	500	—	—	—	—	—	500	—
June 2023(h)	January 2033	4.950%	350	—	350	—	—	—	—	—
June 2023(h)	January 2054	5.400%	500	—	500	—	—	—	—	—
September 2023(h)	October 2073	4.910%	200	—	—	—	200	—	—	—
November 2023(i)	November 2033	5.875%	600	—	—	—	600	—	—	—
November 2023(i)	November 2053	6.200%	700	—	—	—	700	—	—	—
Total issuances			$9,825	$3,075	$2,650	$1,000	$1,500	$750	$500	$350
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
(h)Debt has a floating interest rate and was issued to pay down a portion of short-term debt and for general company purposes.
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
The table below includes borrowing sublimits and available capacity under these credit facilities.

	December 31, 2024
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$9,000	$2,275	$1,400	$1,500	$875	$1,050	$950	$950
Reduction to backstop issuances
Commercial paper(b)	(3,143)	(608)	(300)	(736)	(448)	(182)	(160)	(709)
Outstanding letters of credit	(18)	(6)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity	$5,758	$1,661	$1,096	$763	$420	$868	$709	$241
(a)    Represents the sublimit of each borrower.
(b)    Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Consolidated Balance Sheets.
Duke Energy (Parent) Term Loan Facility
Duke Energy (Parent) had a $1 billion revolving credit facility, which was terminated in March 2022 (Three-Year Revolving Credit Facility). In March 2022, Duke Energy (Parent) entered into a Term Loan Credit Facility (facility) with commitments totaling $1.4 billion maturing March 2024. Borrowings under the facility were used to repay amounts drawn under the Three-Year Revolving Credit Facility prior to its termination and for general corporate purposes, including repayment of a portion of Duke Energy's outstanding commercial paper. In December 2022, Duke Energy (Parent) repaid $400 million of the facility. In January 2024, Duke Energy (Parent) repaid the remaining $1 billion outstanding on the facility, which was classified as Current maturities of long-term debt on Duke Energy's Consolidated Balance Sheets as of December 31, 2023.
In March 2024, Duke Energy (Parent) entered into a 364-day term loan facility with commitments totaling $700 million. In April 2024, $500 million was drawn under the facility with borrowings used for general corporate purposes. During the second quarter of 2024, Duke Energy (Parent) terminated the facility and repaid the $500 million in outstanding borrowings.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
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
Through December 2024, $455 million and $185 million were drawn under the term loan facilities for Duke Energy Carolinas and Duke Energy Progress, respectively, which were both classified as Long-Term Debt on the Consolidated Balance Sheets as of December 31, 2024. Through December 2024, $100 million was drawn under the term loan facility for Duke Energy Florida, which was classified as Current maturities of long-term debt on the Consolidated Balance Sheets as of December 31, 2024. Additionally, in January and February 2025, an additional $145 million, $65 million, and $700 million were drawn under the term loan facilities for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively.
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
Also in September 2022, to replace another similar prior filing, Duke Energy filed an effective Form S-3 with the SEC to sell up to $4 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $2 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2024, and 2023, was $1,070 million and $985 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
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
In March 2022, Progress Energy closed a revolving credit agreement with Duke Energy (Parent), which allowed up to $2.5 billion intercompany borrowings.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2024, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2024, and 2023, Duke Energy had loans outstanding of $903 million, including $32 million at Duke Energy Progress, and $873 million, including $32 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	GUARANTEES AND INDEMNIFICATIONS
8. GUARANTEES AND INDEMNIFICATIONS
Duke Energy has various financial and performance guarantees and indemnifications with non-consolidated entities, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, debt guarantees and indemnifications and include guarantees and indemnifications related to Commercial Renewables Disposal Groups as described in Note 2. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2024, Duke Energy does not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its previously wholly owned natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2024, the maximum potential amount of future payments associated with these guarantees were $25 million, the majority of which expire by 2028.
In addition to the Spectra Capital guarantee above, Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of these entities. The maximum potential amount of future payments required under these guarantees that have capped maximums as of December 31, 2024, was $26 million of which all expire between 2025 and 2030. Additionally, certain guarantees that expire in 2025 have uncapped maximum potential payments; however, Duke Energy does not believe these guarantees will have a material effect on its results of operations, cash flows or financial position.
Duke Energy uses bank-issued standby letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2024, Duke Energy had issued a total of $339 million in letters of credit, which expire between 2025 and 2027. There are no unused amounts under these letters of credit.
Duke Energy recognized $2 million as of both December 31, 2024, and 2023, in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.
9. JOINT OWNERSHIP OF GENERATING AND TRANSMISSION FACILITIES
The Duke Energy Registrants maintain ownership interests in certain jointly owned generating and transmission facilities and are entitled to a share of the generating capacity and output of each unit equal to their respective ownership interests. The Duke Energy Registrants pay their ownership share of additional construction costs, fuel inventory purchases and operating expenses. The Duke Energy Registrants' share of revenues and operating costs of the jointly owned facilities is included within the corresponding line in the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.
The following table presents the Duke Energy Registrants' interest of jointly owned plant or facilities and amounts included on the Consolidated Balance Sheets. All facilities are operated by the Duke Energy Registrants and are included in the EU&I segment.

	December 31, 2024
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba (units 1 and 2)(a)	19.25%	$1,047	$594	$30
W.S. Lee CC(b)	87.27%	654	118	6
Duke Energy Indiana
Gibson (unit 5)(c)	50.05%	400	266	5
Vermillion(d)	62.50%	184	124	—
Transmission and local facilities(c)	Various	7,771	1,654	222
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

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants’ regulated operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory accounting treatment. The amount spent may be higher than the amount accrued and result in a net asset. See Note 4 for the estimated cost of removal without an associated legal retirement obligation, which are included in Regulatory assets or Regulatory liabilities, as appropriate, on the Consolidated Balance Sheets.
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities	$4,493	$2,050	$2,425	$2,318	$107	$—	$—	$—
Closure of ash impoundments	5,173	1,867	1,993	1,975	18	72	1,241	—
Other	326	73	130	41	89	67	27	29
Total asset retirement obligation	$9,992	$3,990	$4,548	$4,334	$214	$139	$1,268	$29
Less: Current portion	650	247	231	230	1	8	164	—
Total noncurrent asset retirement obligation	$9,342	$3,743	$4,317	$4,104	$213	$131	$1,104	$29
Nuclear Decommissioning Liability
AROs related to nuclear decommissioning are based on site-specific cost studies. The NCUC and the PSCSC require Duke Energy Carolinas and Duke Energy Progress to update cost estimates for decommissioning their nuclear plants every five years. The nuclear decommissioning liabilities are assessed and updated based on changes in cash flows provided in new studies as well as annual assessments to evaluate whether any indicators suggest a change in the estimate of the ARO is necessary.
The following table summarizes information about the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs are stated in 2023 or 2024 dollars, depending on the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination.

	Decommissioning
(in millions)	Costs	Year of Cost Study
Duke Energy	$9,031	2023 or 2024
Duke Energy Carolinas(a)	4,439	2023
Progress Energy	4,592	2024
Duke Energy Progress(b)	4,477	2024
Duke Energy Florida(c)	115	N/A
(a)    Decommissioning costs for Duke Energy Carolinas reflect its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors. Duke Energy Carolinas' site-specific nuclear decommissioning cost study and a funding study were filed with the NCUC and PSCSC in 2024.
(b)    Duke Energy Progress' site-specific nuclear decommissioning cost study was filed with the NCUC and PSCSC in February 2025. An updated funding study will be completed and filed with the NCUC and PSCSC in 2025.
(c)    During 2019, Duke Energy Florida reached an agreement to transfer decommissioning work for Crystal River Unit 3 to a third party and decommissioning costs are based on the agreement with this third party rather than a cost study. Regulatory approval was received from the NRC and the FPSC in April 2020 and August 2020, respectively. Duke Energy Florida provides the FPSC periodic reports on the status and progress of decommissioning activities.
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

	December 31,
(in millions)	2024	2023
Duke Energy	$10,044	$8,851
Duke Energy Carolinas	5,687	5,002
Progress Energy	4,357	3,849
Duke Energy Progress	4,357	3,849
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
Closure of Ash Impoundments
The Duke Energy Registrants are subject to state and federal regulations covering the closure of coal ash impoundments, including federal CCR rules and the Coal Ash Act, and other agreements. In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. AROs recorded on the Duke Energy Registrants' Consolidated Balance Sheets include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of these regulations and agreements.
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon specific closure plans. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches, which may change management assumptions, and may result in a material change to the balance. See the ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2024 and 2023.
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

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
ARO Liability Rollforward
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2022	$12,728	$5,382	$6,181	$5,823	$358	$154	$951	$26
Accretion expense(a)	523	254	237	225	12	7	33	1
Liabilities settled(b)	(758)	(256)	(379)	(292)	(87)	(15)	(108)	—
Liabilities incurred in the current year	29	3	21	6	15	1	4	—
Revisions in estimates of cash flows(c)	(3,366)	(1,370)	(1,915)	(1,892)	(23)	(11)	(71)	(1)
Balance at December 31, 2023	9,156	4,013	4,145	3,870	275	136	809	26
Accretion expense(a)	434	183	199	190	9	7	49	2
Liabilities settled(b)	(634)	(212)	(321)	(232)	(89)	(7)	(94)	—
Liabilities incurred in the current year	20	8	12	—	12	—	—	—
Revisions in estimates of cash flows(c)	1,016	(2)	513	506	7	3	504	1
Balance at December 31, 2024	$9,992	$3,990	$4,548	$4,334	$214	$139	$1,268	$29

(a)    Substantially all accretion expense has been deferred in accordance with regulatory accounting treatment.
(b)    Amounts primarily relate to ash impoundment closures and nuclear decommissioning.
(c)    The amounts recorded represent the discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The decreases in 2023 primarily relate to lower discounted cash flows for decommissioning the nuclear power facilities due to changes in estimates and economic assumptions including discount rates, cost escalation rates and cash flow timing, as well as lower unit costs associated with ash basin closure, routine maintenance and beneficiation activities, as well as reduction in monitoring wells needed. The increases in 2024 primarily relate to additional scope requirements to regulate the disposal of CCR in landfills and surface impoundments as a result of the 2024 CCR Rule, including an increase in groundwater monitoring wells.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT
11. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2024
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,569	$617	$1,134	$535	$599	$258	$144	$391
Plant – Regulated
Electric generation, distribution and transmission	37	137,836	49,547	62,351	35,633	26,718	7,634	18,304	—
Natural gas transmission and distribution	58	15,333	—	—	—	—	4,255	—	11,078
Other buildings and improvements	41	2,982	1,256	698	391	307	418	372	238
Nuclear fuel		3,518	2,003	1,515	1,515	—	—	—	—
Equipment	13	3,863	997	1,252	753	499	542	490	170
Construction in process		7,850	2,735	3,657	1,884	1,773	385	406	405
Other	10	6,855	1,227	1,953	1,349	594	426	254	498
Total property, plant and equipment(a)		180,806	58,382	72,560	42,060	30,490	13,918	19,970	12,780
Total accumulated depreciation – regulated(b)(c)		(55,535)	(19,090)	(23,586)	(15,930)	(7,650)	(3,674)	(6,848)	(2,432)
Total accumulated depreciation – other(d)		(1,968)	—	—	—	—	—	—	—
Total net property, plant and equipment		$123,303	$39,292	$48,974	$26,130	$22,840	$10,244	$13,122	$10,348
(a)    Includes finance leases of $670 million, $336 million, $620 million, $512 million, $108 million and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy and Duke Energy Progress amounts are net of $159 million of accumulated amortization of finance leases.
(b)    Includes $1,824 million, $1,010 million, $814 million and $814 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $84 million and $4 million at Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $25 million at Duke Energy.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2023
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,345	$581	$1,012	$502	$510	$242	$133	$352
Plant – Regulated
Electric generation, distribution and transmission	40	129,985	48,107	57,436	33,171	24,265	7,243	17,199	—
Natural gas transmission and distribution	57	14,130	—	—	—	—	3,993	—	10,137
Other buildings and improvements	42	2,887	1,213	677	377	300	421	355	221
Nuclear fuel		3,303	1,866	1,437	1,437	—	—	—	—
Equipment	14	3,409	870	1,104	654	450	474	442	143
Construction in process		8,372	2,578	3,941	1,661	2,280	427	427	690
Other	12	6,922	1,455	2,037	1,481	548	410	344	365
Total property, plant and equipment(a)		171,353	56,670	67,644	39,283	28,353	13,210	18,900	11,908
Total accumulated depreciation – regulated(b)(c)		(54,323)	(19,896)	(22,300)	(15,227)	(7,067)	(3,451)	(6,501)	(2,259)
Total accumulated depreciation – other(d)		(1,715)	—	—	—	—	—	—	—
Total net property, plant and equipment		$115,315	$36,774	$45,344	$24,056	$21,286	$9,759	$12,399	$9,649
(a)    Includes finance leases of $697 million, $335 million, $615 million, $552 million, $63 million, and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $292 million, $119 million and $173 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,793 million, $991 million, $802 million and $802 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $3 million, $67 million, and $4 million at Duke Energy, Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $7 million at Duke Energy.
The following table presents capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2024	2023	2022
Duke Energy	$201	$201	$118
Duke Energy Carolinas	61	62	50
Progress Energy	57	41	26
Duke Energy Progress	52	35	19
Duke Energy Florida	5	6	7
Duke Energy Ohio	14	16	14
Duke Energy Indiana	13	21	3
Piedmont	8	8	4
12. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Consolidated Balance Sheets at December 31, 2024, and 2023. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2024, and 2023.

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
Goodwill Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in 2024.
INTANGIBLE ASSETS
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2024, and 2023.

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	241	103	136	136	—	2	—	—
Other	47	—	5	1	4	—	—	22
Total gross carrying amounts	296	103	146	139	7	2	2	22
Accumulated amortization – other	(19)	—	(3)	—	(3)	—	—	(9)
Total intangible assets, net	$277	$103	$143	$139	$4	$2	$2	$13

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	232	97	133	133	—	2	—	—
Other	56	—	5	1	3	—	—	22
Total gross carrying amounts	296	97	143	136	6	2	2	22
Accumulated amortization – other	(14)	—	(3)	—	(3)	—	—	(6)
Total intangible assets, net	$282	$97	$140	$136	$3	$2	$2	$16
Amortization Expense
Amortization expense amounts for other intangible assets are immaterial for the years ended December 31, 2024, 2023 and 2022, and are expected to be immaterial for the next five years as of December 31, 2024.
13. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
EQUITY METHOD INVESTMENTS
Investments in affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method.

FINANCIAL STATEMENTS	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table presents Duke Energy’s investments in unconsolidated affiliates accounted for under the equity method, as well as the respective equity in earnings (losses), by segment, for periods presented in this filing.

	Years Ended December 31,
	2024		2023		2022
		Equity in		Equity in	Equity in
(in millions)	Investments	(losses) earnings	Investments	earnings	earnings
Electric Utilities and Infrastructure	$28	$(11)	$97	$7	$7
Gas Utilities and Infrastructure	186	(48)	259	40	21
Other	139	50	136	66	85
Total	$353	$(9)	$492	$113	$113
During the years ended December 31, 2024, 2023 and 2022, Duke Energy received distributions from equity investments of $66 million, $50 million and $111 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2024, 2023 and 2022, Duke Energy received distributions from equity investments of $25 million, $16 million and $6 million, respectively, which are included in Return of investment capital within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2024, 2023 and 2022, Piedmont received distributions from equity investments of $9 million, $9 million and $31 million, respectively, which are included in Other assets within Cash Flows from Operating Activities. During the years ended December 31, 2024, and 2023, Piedmont received distributions from equity investments of $2 million and $1 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows. Amounts received during the year ended December 31, 2022, included in Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows were immaterial.
Significant investments in affiliates accounted for under the equity method are discussed below.
Electric Utilities and Infrastructure
Duke Energy owns a 50% interest in DATC. DATC owns 100% interest in DATC Path 15 Transmission LLC, which owns transmission rights in North America. In January 2025, Duke Energy entered into an agreement to sell its indirect 50% ownership interest in DATC Path 15 Transmission LLC. In conjunction with the sale and to reflect the investment's fair value as of December 31, 2024, a pretax charge of $15 million was recorded in Equity in (losses) earnings of unconsolidated affiliates on Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2024. The transaction is expected to close in the second quarter of 2025.
In November 2024, Duke Energy sold its 50% interest in Pioneer, which also builds, owns and operates electric transmission facilities in North America. Proceeds from the sale approximated the carrying value of the investment.
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
Renewable Natural Gas Investments
Duke Energy has held an investment in SustainRNG, a developer of renewable natural gas projects, and investments in multiple project companies developed by SustainRNG. In December 2024, Duke Energy recorded a pretax charge of $54 million within Equity in (losses) earnings of unconsolidated affiliates on the Consolidated Statements of Operations, fully impairing Duke Energy's investments in the project companies.

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

	Years Ended December 31,
(in millions)	2024	2023	2022
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$812	$823	$838
Indemnification coverages(b)	44	34	28
JDA revenue(c)	35	34	109
JDA expense(c)	187	177	600
Intercompany natural gas purchases(d)	12	11	12
Progress Energy
Corporate governance and shared service expenses(a)	$709	$736	$818
Indemnification coverages(b)	57	47	43
JDA revenue(c)	187	177	600
JDA expense(c)	35	34	109
Intercompany natural gas purchases(d)	75	75	76
Duke Energy Progress
Corporate governance and shared service expenses(a)	$426	$434	$469
Indemnification coverages(b)	23	20	20
JDA revenue(c)	187	177	600
JDA expense(c)	35	34	109
Intercompany natural gas purchases(d)	75	75	76
Duke Energy Florida
Corporate governance and shared service expenses(a)	$283	$302	$349
Indemnification coverages(b)	34	27	23
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$304	$294	$334
Indemnification coverages(b)	6	5	5
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$355	$365	$447
Indemnification coverages(b)	10	8	8
Piedmont
Corporate governance and shared service expenses(a)	$166	$149	$155
Indemnification coverages(b)	4	4	3
Intercompany natural gas sales(d)	87	86	88
Natural gas storage and transportation costs(e)	23	24	23
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
(e)Piedmont has related party transactions as a customer of its equity method investments in Pine Needle, Hardy Storage and Cardinal natural gas storage and transportation facilities. These expenses are included in Cost of natural gas on Piedmont's Consolidated Statements of Operations and Comprehensive Income.

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
As discussed in Note 18, certain trade receivables were previously sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables were largely cash but included a subordinated note from CRC for a portion of the purchase price. In March 2024, Duke Energy repaid all outstanding CRC borrowings and terminated the related CRC credit facility.
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2024
Intercompany income tax receivable	$—	$—	$—	$154	$—	$—	$—
Intercompany income tax payable	419	169	315	—	43	110	43

December 31, 2023
Intercompany income tax receivable	$—	$—	$—	$—	$91	$53	$—
Intercompany income tax payable	81	92	94	114	—	—	57
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the years ended December 31, 2024, 2023, and 2022, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

	December 31, 2024
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

	December 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	12,229	—	—	—	1,287	10,942	—
Natural gas (millions of Dth)	779	276	246	246	—	32	225

	December 31, 2023
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	13,608	—	—	—	1,616	11,992	—
Natural gas (millions of Dth)	846	279	274	274	—	30	263
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk.

							Fair Value Gain (Loss)(a)
			Receive			Hedge	(in millions)
	Pay Notional		Notional		Receive	Maturity	Years Ended December 31,
	(in millions)	Pay Rate	(in millions)		Rate	Date	2024	2023	2022
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(41)	$17	$(3)
	537	5.31%	500	euros	3.85%	June 2034	(34)	15	(2)
	815	5.65%	750	euros	3.75%	April 2031	(38)	—	—
Total notional amount	$1,997		1,850	euros			$(113)	$32	$(5)
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

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$49	$20	$17	$17	$—	$1	$8	$1
Noncurrent	60	29	32	32	—	—	—	—
Total Derivative Assets – Commodity Contracts	$109	$49	$49	$49	$—	$1	$8	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$108	$—	$—	$—	$—	$—	$—	$—
Noncurrent	52	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$110	$19	$55	$44	$11	$—	$36	$—
Noncurrent	50	26	23	16	7	—	—	—
Total Derivative Assets – Interest Rate Contracts	$320	$45	$78	$60	$18	$—	$36	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	5	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$5	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$434	$94	$127	$109	$18	$1	$44	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$108	$57	$32	$32	$—	$—	$3	$16
Noncurrent	134	31	24	24	—	—	—	78
Total Derivative Liabilities – Commodity Contracts	$242	$88	$56	$56	$—	$—	$3	$94
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	2	—	2	1	1	—	—	—
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$3	$—	$2	$1	$1	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$35	$—	$—	$—	$—	$—	$—	$—
Noncurrent	39	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$74	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$319	$88	$58	$57	$1	$1	$3	$94

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$25	$1	$3	$1	$2	$1	$18	$1
Noncurrent	57	26	31	31	—	—	—	—
Total Derivative Assets – Commodity Contracts	$82	$27	$34	$32	$2	$1	$18	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$31	$—	$—	$—	$—	$—	$—	$—
Noncurrent	17	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$5	$5	$—	$—	$—	$—	$—	$—
Noncurrent	10	3	—	—	—	—	7	—
Total Derivative Assets – Interest Rate Contracts	$63	$8	$—	$—	$—	$—	$7	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Foreign Currency Contracts	$44	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$189	$35	$34	$32	$2	$1	$25	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Not Designated as Hedging Instruments
Current	$354	$177	$138	$138	$—	$—	$18	$20
Noncurrent	255	67	61	61	—	—	—	127
Total Derivative Liabilities – Commodity Contracts	$609	$244	$199	$199	$—	$—	$18	$147
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	26	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	13	2	11	11	—	—	—	—
Noncurrent	39	14	24	9	15	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$103	$16	$35	$20	$15	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$17	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$729	$260	$234	$219	$15	$1	$18	$147
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

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$267	$39	$72	$61	$11	$1	$44	$1
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Net amounts presented in Current Assets: Other	$238	$24	$58	$47	$11	$1	$44	$1
Noncurrent
Gross amounts recognized	$167	$55	$55	$48	$7	$—	$—	$—
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$130	$36	$38	$31	$7	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$145	$57	$34	$33	$1	$—	$3	$16
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Cash collateral posted	(3)	(2)	—	—	—	—	(1)	—
Net amounts presented in Current Liabilities: Other	$113	$40	$20	$19	$1	$—	$2	$16
Noncurrent
Gross amounts recognized	$174	$31	$24	$24	$—	$1	$—	$78
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Cash collateral posted	(4)	(4)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$133	$8	$7	$7	$—	$1	$—	$78

Derivative Assets	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$61	$6	$3	$1	$2	$1	$18	$1
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$59	$5	$2	$—	$2	$1	$18	$1
Noncurrent
Gross amounts recognized	$128	$29	$31	$31	$—	$—	$7	$—
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$91	$15	$9	$9	$—	$—	$7	$—

Derivative Liabilities	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$409	$179	$149	$149	$—	$—	$18	$20
Offset	(2)	(1)	(1)	(1)	—	—	—	—
Cash collateral posted	(96)	(48)	(30)	(30)	—	—	(18)	—
Net amounts presented in Current Liabilities: Other	$311	$130	$118	$118	$—	$—	$—	$20
Noncurrent
Gross amounts recognized	$320	$81	$85	$70	$15	$1	$—	$127
Offset	(37)	(14)	(22)	(22)	—	—	—	—
Cash collateral posted	(66)	(38)	(28)	(28)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$217	$29	$35	$20	$15	$1	$—	$127

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	December 31, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$101	$52	$49	$49
Fair value of collateral already posted	6	6	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	95	46	49	49

	December 31, 2023
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$342	$175	$166	$166
Fair value of collateral already posted	144	86	58	58
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	198	89	108	108
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative and cash collateral must be executed with the same counterparty under the same master netting arrangement.
16. INVESTMENTS IN DEBT AND EQUITY SECURITIES
Duke Energy’s investments in debt and equity securities are primarily comprised of investments held in (i) the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) the grantor trusts at Duke Energy Florida and Duke Energy Indiana related to OPEB plans and (iii) Bison. The Duke Energy Registrants classify investments in debt securities as AFS and investments in equity securities as FV-NI.
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of December 31, 2024, and 2023.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$139	$—	$—	$133
Equity securities	5,753	61	8,233	4,942	22	7,278
Corporate debt securities	6	33	673	12	43	632
Municipal bonds	2	14	342	6	16	347
U.S. government bonds	3	84	1,806	24	65	1,575
Other debt securities	1	8	239	1	13	178
Total NDTF Investments	$5,765	$200	$11,432	$4,985	$159	$10,143
Other Investments
Cash and cash equivalents	$—	$—	$47	$—	$—	$31
Equity securities	39	4	160	33	—	158
Corporate debt securities	—	5	79	—	6	82
Municipal bonds	—	1	83	1	2	77
U.S. government bonds	—	5	59	—	2	65
Other debt securities	—	4	45	—	2	47
Total Other Investments	$39	$19	$473	$34	$12	$460
Total Investments	$5,804	$219	$11,905	$5,019	$171	$10,603
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2024, 2023 and 2022, were as follows.

	Years Ended December 31,
(in millions)	2024	2023	2022
FV-NI:
Realized gains	$600	$129	$201
Realized losses	85	146	316
AFS:
Realized gains	28	44	28
Realized losses	67	140	151
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$62	$—	$—	$51
Equity securities	3,386	33	4,751	2,886	14	4,196
Corporate debt securities	2	27	401	4	35	390
Municipal bonds	—	4	36	—	4	50
U.S. government bonds	—	50	991	13	33	826
Other debt securities	1	8	223	1	13	172
Total NDTF Investments	$3,389	$122	$6,464	$2,904	$99	$5,685

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2024, 2023 and 2022, were as follows.

	Years Ended December 31,
(in millions)	2024	2023	2022
FV-NI:
Realized gains	$298	$82	$124
Realized losses	40	79	177
AFS:
Realized gains	14	22	22
Realized losses	40	65	86
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$77	$—	$—	$82
Equity securities	2,367	28	3,482	2,056	8	3,082
Corporate debt securities	4	6	272	8	8	242
Municipal bonds	2	10	306	6	12	297
U.S. government bonds	3	34	815	11	32	749
Other debt securities	—	—	16	—	—	6
Total NDTF Investments	$2,376	$78	$4,968	$2,081	$60	$4,458
Other Investments
Cash and cash equivalents	$—	$—	$23	$—	$—	$18
Municipal bonds	—	—	24	—	1	23
Total Other Investments	$—	$—	$47	$—	$1	$41
Total Investments	$2,376	$78	$5,015	$2,081	$61	$4,499
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2024, 2023 and 2022, were as follows.

	Years Ended December 31,
(in millions)	2024	2023	2022
FV-NI:
Realized gains	$302	$47	$77
Realized losses	45	67	139
AFS:
Realized gains	14	22	6
Realized losses	27	75	48

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$54	$—	$—	$55
Equity securities	2,256	28	3,362	1,956	8	2,970
Corporate debt securities	4	6	256	7	8	229
Municipal bonds	2	10	306	6	12	297
U.S. government bonds	3	26	645	10	18	518
Other debt securities	—	—	14	—	—	6
Total NDTF Investments	$2,265	$70	$4,637	$1,979	$46	$4,075
Other Investments
Cash and cash equivalents	$—	$—	$16	$—	$—	$14
Total Other Investments	$—	$—	$16	$—	$—	$14
Total Investments	$2,265	$70	$4,653	$1,979	$46	$4,089
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2024, 2023 and 2022, were as follows.

	Years Ended December 31,
(in millions)	2024	2023	2022
FV-NI:
Realized gains	$288	$44	$76
Realized losses	44	66	136
AFS:
Realized gains	13	20	6
Realized losses	26	70	44

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$23	$—	$—	$27
Equity securities	111	—	120	100	—	112
Corporate debt securities	—	—	16	1	—	13
U.S. government bonds	—	8	170	1	14	231
Other debt securities	—	—	2	—	—	—
Total NDTF Investments(a)	$111	$8	$331	$102	$14	$383
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$3
Municipal bonds	—	—	24	—	1	23
Total Other Investments	$—	$—	$27	$—	$1	$26
Total Investments	$111	$8	$358	$102	$15	$409
(a)    During the years ended December 31, 2024, and 2023, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2024, 2023 and 2022, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	December 31, 2024			December 31, 2023
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Equity securities	—	4	89	4	—	98
Corporate debt securities	—	—	6	—	—	8
Municipal bonds	—	1	43	1	1	46
U.S. government bonds	—	—	7	—	—	10
Total Investments	$—	$5	$146	$5	$1	$163
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2024, 2023 and 2022, were immaterial.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	December 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$89	$9	$62	$12	$50	$4
Due after one through five years	791	303	408	310	98	20
Due after five through 10 years	721	441	234	219	15	12
Due after 10 years	1,725	898	729	680	49	20
Total	$3,326	$1,651	$1,433	$1,221	$212	$56
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

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$139	$139	$—	$—	$—
NDTF equity securities	8,233	8,203	2	—	28
NDTF debt securities	3,060	1,022	2,038	—	—
Other equity securities	160	160	—	—	—
Other debt securities	266	52	214	—	—
Other cash and cash equivalents	47	47	—	—	—
Derivative assets	434	2	423	9	—
Total assets	12,339	9,625	2,677	9	28
Derivative liabilities	(319)	(3)	(316)	—	—
Net assets	$12,020	$9,622	$2,361	$9	$28

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$133	$133	$—	$—	$—
NDTF equity securities	7,278	7,241	—	—	37
NDTF debt securities	2,732	829	1,903	—	—
Other equity securities	158	158	—	—	—
Other debt securities	271	55	216	—	—
Other cash and cash equivalents	31	31	—	—	—
Derivative assets	189	37	137	15	—
Total assets	10,792	8,484	2,256	15	37
Derivative liabilities	(729)	(60)	(669)	—	—
Net assets	$10,063	$8,424	$1,587	$15	$37
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2024	2023
Balance at beginning of period	$15	$34
Purchases, sales, issuances and settlements:
Purchases	29	47
Settlements	(46)	(72)
Total gains included on the Consolidated Balance Sheet	11	6
Balance at end of period	$9	$15

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$62	$62	$—	$—
NDTF equity securities	4,751	4,721	2	28
NDTF debt securities	1,651	520	1,131	—
Derivative assets	94	—	94	—
Total assets	6,558	5,303	1,227	28
Derivative liabilities	(88)	—	(88)	—
Net assets	$6,470	$5,303	$1,139	$28

	December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$51	$51	$—	$—
NDTF equity securities	4,196	4,159	—	37
NDTF debt securities	1,438	375	1,063	—
Derivative assets	35	—	35	—
Total assets	5,720	4,585	1,098	37
Derivative liabilities	(260)	—	(260)	—
Net assets	$5,460	$4,585	$838	$37
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$77	$77	$—	$82	$82	$—
NDTF equity securities	3,482	3,482	—	3,082	3,082	—
NDTF debt securities	1,409	502	907	1,294	454	840
Other debt securities	24	—	24	23	—	23
Other cash and cash equivalents	23	23	—	18	18	—
Derivative assets	127	—	127	34	—	34
Total assets	5,142	4,084	1,058	4,533	3,636	897
Derivative liabilities	(58)	—	(58)	(234)	—	(234)
Net assets	$5,084	$4,084	$1,000	$4,299	$3,636	$663

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$54	$54	$—	$55	$55	$—
NDTF equity securities	3,362	3,362	—	2,970	2,970	—
NDTF debt securities	1,221	365	856	1,050	266	784
Other cash and cash equivalents	16	16	—	14	14	—
Derivative assets	109	—	109	32	—	32
Total assets	4,762	3,797	965	4,121	3,305	816
Derivative liabilities	(57)	—	(57)	(219)	—	(219)
Net assets	$4,705	$3,797	$908	$3,902	$3,305	$597
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$23	$23	$—	$27	$27	$—
NDTF equity securities	120	120	—	112	112	—
NDTF debt securities	188	137	51	244	188	56
Other debt securities	24	—	24	23	—	23
Other cash and cash equivalents	3	3	—	3	3	—
Derivative assets	18	—	18	2	—	2
Total assets	376	283	93	411	330	81
Derivative liabilities	(1)	—	(1)	(15)	—	(15)
Net assets	$375	$283	$92	$396	$330	$66
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets were not material at December 31, 2024, and 2023.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2024				December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$89	$89	$—	$—	$98	$98	$—	$—
Other debt securities	56	—	56	—	64	—	64	—
Other cash equivalents	1	1	—	—	1	1	—	—
Derivative assets	44	—	36	8	25	5	7	13
Total assets	190	90	92	8	188	104	71	13
Derivative liabilities	(3)	(3)	—	—	(18)	(18)	—	—
Net assets	$187	$87	$92	$8	$170	$86	$71	$13

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2024	2023
Balance at beginning of period	$13	$29
Purchases, sales, issuances and settlements:
Purchases	27	42
Settlements	(42)	(68)
Total gains included on the Consolidated Balance Sheet	10	10
Balance at end of period	$8	$13
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2024			December 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$1	$1	$—
Derivative liabilities	(94)	—	(94)	(147)	—	(147)
Net (liabilities) assets	$(93)	$1	$(94)	$(146)	$1	$(147)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$—	–	$1.13	$0.48
Duke Energy Indiana
FTRs	8	RTO auction pricing	FTR price – per MWh	(0.63)	–	9.24	0.94
Duke Energy
Total Level 3 derivatives	$9

	December 31, 2023
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$2	RTO auction pricing	FTR price – per MWh	$0.36	–	$2.11	$0.71
Duke Energy Indiana
FTRs	13	RTO auction pricing	FTR price – per MWh	(1.05)	–	9.64	1.26
Duke Energy
Total Level 3 derivatives	$15

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2024		December 31, 2023
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$80,689	$73,440	$75,252	$69,790
Duke Energy Carolinas	17,490	15,975	16,012	15,077
Progress Energy	24,496	22,548	23,759	22,553
Duke Energy Progress	12,504	11,009	11,714	10,595
Duke Energy Florida	10,348	9,752	10,401	10,123
Duke Energy Ohio	4,165	3,871	3,518	3,310
Duke Energy Indiana	4,798	4,329	4,502	4,230
Piedmont	4,003	3,584	3,668	3,336
(a)    Book value of long-term debt includes $1.0 billion as of December 31, 2024, and December 31, 2023, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both December 31, 2024, and December 31, 2023, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2024, 2023 and 2022, or is expected to be provided in the future, that was not previously contractually required.
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
DERF, DEPR and DEFR borrow amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities is limited to the amount of qualified receivables purchased, which generally exclude receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations is cash collections from the receivables. Amounts borrowed under the DERF, DEPR, and DEFR credit facilities are reflected on the Consolidated Balance Sheets as Current maturities of long-term debt.
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are considered the primary beneficiaries and consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.
In April 2024, Duke Energy Florida repaid all outstanding DEFR borrowings totaling $325 million and terminated the related DEFR credit facility. Additionally, Duke Energy Florida's related restricted receivables outstanding at DEFR at the time of termination totaled $459 million and were transferred back to Duke Energy Florida to be collected and reported as Receivables on the Consolidated Balance Sheets.
In January 2025, Duke Energy Carolinas repaid all outstanding DERF borrowings totaling $500 million and terminated the related DERF credit facility. Additionally, Duke Energy Carolinas' related restricted receivables outstanding at DERF at the time of termination totaled $1,081 million and were transferred back to Duke Energy Carolinas to be collected and reported as Receivables on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
Receivables Financing – CRC
CRC is a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, CRC bought certain accounts receivable arising from the sale of electricity, natural gas and related services from Duke Energy Ohio and Duke Energy Indiana. CRC then borrowed amounts under a credit facility to buy the receivables from Duke Energy Ohio and Duke Energy Indiana. Borrowing availability from the credit facility was limited to the amount of qualified receivables sold to CRC, which generally excluded receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligation was cash collections from the receivables.
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
In March 2024, Duke Energy repaid all outstanding CRC borrowings totaling $350 million and terminated the related CRC credit facility. Additionally, Duke Energy's related restricted receivables outstanding at CRC at the time of termination totaled $682 million, consisting of $316 million and $366 million of restricted receivables that were transferred back to Duke Energy Indiana and Duke Energy Ohio, respectively, to be collected and reported as Receivables on the Consolidated Balance Sheets.
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy
		Duke Energy	Duke Energy	Duke Energy
		Carolinas	Progress	Florida
(in millions)	CRC	DERF	DEPR	DEFR
Expiration date	(a)	(c)	April 2025	(b)
Credit facility amount	(a)	(c)	$400	(b)
Amounts borrowed at December 31, 2024	—	500	400	—
Amounts borrowed at December 31, 2023	312	500	400	325
Restricted Receivables at December 31, 2024	—	1,054	835	—
Restricted Receivables at December 31, 2023	663	991	833	532
(a)    In March 2024, Duke Energy repaid all outstanding CRC borrowing and terminated the related $350 million CRC credit facility.
(b)    In April 2024, Duke Energy Florida repaid all outstanding DEFR borrowing and terminated the related $325 million DEFR credit facility.
(c)    In January 2025, Duke Energy Carolinas repaid all outstanding DERF borrowing and terminated the related $500 million DERF credit facility.
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,
(in millions)	2024	2023
Regulatory Assets: Current	61	59
Current Assets: Other	35	37
Other Noncurrent Assets: Regulatory assets	741	803
Current Liabilities: Other	8	8
Current maturities of long-term debt	59	59
Long-Term Debt	773	831

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
Storm Recovery Bonds
Duke Energy Carolinas NC Storm Funding, LLC (DECNCSF), Duke Energy Progress NC Storm Funding, LLC (DEPNCSF) and Duke Energy Progress SC Storm Funding, LLC (DEPSCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress. DECNCSF and DEPNCSF were formed in 2021 while DECSCSF was formed in 2024, all for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs incurred in North Carolina and South Carolina.
In 2021, DECNCSF and DEPNCSF issued senior secured bonds, and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property was created by state legislation and NCUC financing orders for the purpose of financing storm costs incurred in 2018 and 2019. In April 2024, DEPSCSF issued $177 million of senior secured bonds and used the proceeds to acquire storm recovery property from Duke Energy Progress. The storm recovery property was created by state legislation and a PSCSC financing order for the purpose of financing storm costs incurred from 2014 through 2022.
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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	December 31, 2024			December 31, 2023
	Duke Energy Carolinas	Duke Energy Progress		Duke Energy Carolinas	Duke Energy Progress
(in millions)	DECNCSF	DEPNCSF	DEPSCSF	DECNCSF	DEPNCSF
Regulatory Assets: Current	$12	$39	$8	$12	$39
Current Assets: Other	9	27	13	9	31
Other Noncurrent Assets: Regulatory assets	189	620	155	196	643
Other Noncurrent Assets: Other	1	4	1	1	2
Current maturities of long-term debt	10	34	9	10	34
Current Liabilities: Other	2	10	7	3	8
Long-Term Debt	198	646	163	208	680
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
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	December 31, 2024	December 31, 2023
Inventory	$494	462
Accounts Payable	208	188

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
NON-CONSOLIDATED VIEs
The following tables summarize the impact of non-consolidated VIEs on the Consolidated Balance Sheets.

	December 31, 2024
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—
Investments in equity method unconsolidated affiliates	—	—	—
Other noncurrent assets	17	—	—
Total assets	$17	$—	$—
Other current liabilities	2	—	—
Other noncurrent liabilities	—	—	—
Total liabilities	2	$—	$—
Net assets	$15	$—	$—

	December 31, 2023
	Duke Energy	Duke	Duke
	Natural Gas	Energy	Energy
(in millions)	Investments	Ohio	Indiana
Receivables from affiliated companies	$—	$150	$208
Investments in equity method unconsolidated affiliates	67	—	—
Other noncurrent assets	43	—	—
Total assets	$110	$150	$208
Other current liabilities	4	—	—
Other noncurrent liabilities	5	—	—
Total liabilities	$9	$—	$—
Net assets	$101	$150	$208
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
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC as of December 31, 2023. The subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value as of December 31, 2023. Prior to Duke Energy terminating the CRC credit facility, carrying values of retained interests were determined by allocating the carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes were not materially different than their face value because (i) the receivables generally turned over in less than two months, (ii) credit losses were reasonably predictable due to the broad customer base and lack of significant concentration and (iii) the equity in CRC was subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates was not material due to the short turnover of receivables and historically low credit loss history. Interest accrued to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method.
Key assumptions used in estimating fair value as of December 31, 2023, are detailed in the following table.

	Duke Energy Ohio	Duke Energy Indiana
Anticipated credit loss ratio	0.6%	0.4%
Discount rate	6.1%	6.1%
Receivable turnover rate	13.9%	12.0%

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table shows the gross and net receivables sold. See discussion under Consolidated VIEs for additional information related to
CRC's termination in March 2024.

	Duke Energy Ohio		Duke Energy Indiana
	December 31,		December 31,
(in millions)	2024	2023	2024	2023
Receivables sold	$—	$361	$—	$351
Less: Retained interests	—	150	—	208
Net receivables sold	$—	$211	$—	$143
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Sales
Receivables sold	$474	$2,578	$2,562	$473	$3,223	$3,744
Loss recognized on sale	7	34	18	6	39	26
Cash flows
Cash proceeds from receivables sold	478	2,591	2,424	523	3,294	3,498
Collection fees received	—	1	1	—	2	2
Return received on retained interests	4	19	10	4	25	15
Cash flows from sales of receivables are reflected within Cash Flows From Operating Activities and Cash Flows from Investing Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable were included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables was calculated monthly by multiplying receivables sold during the month by the required discount. The required discount was derived monthly utilizing a three-year weighted average formula that considered charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, was the prior month-end Daily Simple SOFR plus a fixed rate of 1%.
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

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Duke Energy Carolinas	$12	$12	$12	$12	$—	$—	$48
Progress Energy	36	43	13	13	13	42	160
Duke Energy Progress	6	6	6	6	6	20	50
Duke Energy Florida	30	37	7	7	7	22	110
Duke Energy Indiana	17	17	15	5	—	—	54
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

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Piedmont	$64	$51	$49	$46	$44	$151	$405
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
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

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$12,901	$4,150	$6,592	$2,872	$3,720	$1,009	$1,149	$—
Commercial	8,207	3,080	3,718	1,754	1,964	590	818	—
Industrial	3,427	1,488	1,066	742	324	149	724	—
Wholesale	2,205	547	1,414	1,268	146	51	194	—
Other revenues	1,029	350	674	343	331	89	107	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$27,769	$9,615	$13,464	$6,979	$6,485	$1,888	$2,992	$—

Gas Utilities and Infrastructure
Residential	$1,320	$—	$—	$—	$—	$427	$—	$893
Commercial	639	—	—	—	—	153	—	486
Industrial	158	—	—	—	—	33	—	125
Power Generation	—	—	—	—	—	—	—	33
Other revenues	126	—	—	—	—	26	—	100
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,243	$—	$—	$—	$—	$639	$—	$1,637

Other
Revenue from contracts with customers	$38	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$30,050	$9,615	$13,464	$6,979	$6,485	$2,527	$2,992	$1,637

Other revenue sources(a)	$307	$103	$169	$38	$110	$18	$48	$92
Total revenues	$30,357	$9,718	$13,633	$7,017	$6,595	$2,545	$3,040	$1,729

FINANCIAL STATEMENTS	REVENUE

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$12,098	$3,409	$6,510	$2,540	$3,970	$947	$1,233	$—
Commercial	7,895	2,670	3,762	1,588	2,174	552	911	—
Industrial	3,416	1,334	1,105	733	372	191	786	—
Wholesale	2,175	492	1,388	1,240	148	46	248	—
Other revenues	962	318	590	325	265	93	157	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$26,546	$8,223	$13,355	$6,426	$6,929	$1,829	$3,335	$—

Gas Utilities and Infrastructure
Residential	$1,226	$—	$—	$—	$—	$435	$—	$792
Commercial	605	—	—	—	—	154	—	450
Industrial	141	—	—	—	—	26	—	115
Power Generation	—	—	—	—	—	—	—	31
Other revenues	119	—	—	—	—	24	—	95
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,091	$—	$—	$—	$—	$639	$—	$1,483

Other
Revenue from contracts with customers	$37	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$28,674	$8,223	$13,355	$6,426	$6,929	$2,468	$3,335	$1,483

Other revenue sources(a)	$386	$65	$189	$62	$107	$39	$64	$145
Total revenues	$29,060	$8,288	$13,544	$6,488	$7,036	$2,507	$3,399	$1,628

FINANCIAL STATEMENTS	REVENUE

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$11,377	$3,275	$5,812	$2,378	$3,434	$862	$1,430	$—
Commercial	7,356	2,396	3,396	1,480	1,916	517	1,049	—
Industrial	3,504	1,251	1,095	770	325	202	956	—
Wholesale	2,856	561	1,785	1,346	439	127	383	—
Other revenues	795	372	994	768	226	61	19	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$25,888	$7,855	$13,082	$6,742	$6,340	$1,769	$3,837	$—

Gas Utilities and Infrastructure
Residential	$1,462	$—	$—	$—	$—	$488	$—	$974
Commercial	765	—	—	—	—	180	—	585
Industrial	170	—	—	—	—	24	—	144
Power Generation	—	—	—	—	—	—	—	94
Other revenues	360	—	—	—	—	25	—	271
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,757	$—	$—	$—	$—	$717	$—	$2,068

Other
Revenue from contracts with customers	$30	$—	$—	$—	$—	$—	$—	$—

Total revenue from contracts with customers	$28,675	$7,855	$13,082	$6,742	$6,340	$2,486	$3,837	$2,068

Other revenue sources(a)	$93	$2	$43	$11	$13	$28	$85	$56
Total revenues	$28,768	$7,857	$13,125	$6,753	$6,353	$2,514	$3,922	$2,124
(a)    Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.
The following table presents the reserve for credit losses for trade and other receivables.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2021	$121	$42	$36	$21	$16	$4	$3	$15
Write-Offs	(158)	(73)	(70)	(36)	(34)	—	—	(12)
Credit Loss Expense	160	40	72	17	55	2	1	11
Other Adjustments	93	59	43	42	(1)	—	—	—
Balance at December 31, 2022	$216	$68	$81	$44	$36	$6	$4	$14
Write-Offs	(164)	(71)	(84)	(41)	(42)	—	—	(10)
Credit Loss Expense	101	35	48	12	37	3	1	7
Other Adjustments	52	24	29	29	—	—	—	—
Balance at December 31, 2023	$205	$56	$74	$44	$31	$9	$5	$11
Write-Offs	(132)	(55)	(73)	(45)	(28)	—	—	(4)
Credit Loss Expense	98	39	51	25	26	3	2	3
Other Adjustments	38	29	21	20	—	31	8	—
Balance at December 31, 2024	$209	$69	$73	$44	$29	$43	$15	$10
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

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
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

	Years Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net Income available to Duke Energy common stockholders	$4,402	$2,735	$2,444
Less: Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	7	(1,391)	(1,215)
Accumulated preferred stock dividends adjustment	14	—	—
Less: Impact of participating securities	6	6	2
Income from continuing operations available to Duke Energy common stockholders	$4,403	$4,120	$3,657
Income (Loss) from discontinued operations, net of tax	$10	$(1,455)	$(1,323)
Add: (Income) Loss attributable to NCI	(3)	64	108
Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	$7	$(1,391)	$(1,215)

Weighted average common shares outstanding – basic and diluted	772	771	770
EPS from continuing operations available to Duke Energy common stockholders
Basic and Diluted(a)	$5.70	$5.35	$4.74
Earnings (Loss) Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and Diluted(a)	$0.01	$(1.81)	$(1.57)
Potentially dilutive items excluded from the calculation(b)	2	2	2
Dividends declared per common share	$4.14	$4.06	$3.98
Dividends declared on Series A preferred stock per depositary share(c)	$1.437	$1.437	$1.437
Dividends declared on Series B preferred stock per share(d)	$48.750	$48.750	$48.750
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
(d)    4.875% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock dividends were payable semiannually in arrears on the 16th day of March and September. The preferred stock was redeemed on September 16, 2024.
Common Stock
In November 2022, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through an ATM offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy may issue and sell shares of common stock through September 2025.
The following table shows ATM equity issuances pursuant to forward contracts executed during the year ended December 31, 2024.

Tranche	Shares Priced	Initial Forward Price
1	802,371	$92.77
2	729,674	$101.10
3	737,280	$100.99
4	662,266	$111.45
Total	2,931,591

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
In December 2024, Duke Energy physically settled the equity forwards by delivering approximately 2.9 million shares of common stock in exchange for net cash proceeds of $297 million. Additionally, in December 2024, a fifth and final tranche of ATM equity issuances delivered 671,216 shares of common stock in exchange for net cash proceeds of $74 million, resulting in a total of 3.6 million shares of common stock issued in exchange for total cash proceeds of $371 million for the year ended December 31, 2024.
Preferred Stock
On September 16, 2024, Duke Energy redeemed all 1 million outstanding shares of Series B Preferred Stock for a redemption price of $1,000 per share or $1 billion in total. Following the redemption, dividends ceased to accrue on the shares of Series B Preferred Stock, shares of the Series B Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock terminated. In conjunction with the redemption, Duke Energy recorded $16 million in preferred stock redemption costs, calculated as the difference of $11 million between the carrying value on the redemption date of the Series B Preferred Stock and the total amount of consideration paid to redeem, and including the recognition of an excise tax liability under the IRA of $5 million. The preferred stock redemption costs were recorded as a reduction to Retained earnings on Duke Energy Corporation's Consolidated Balance Sheets during the year ended December 31, 2024.
The Series A Preferred Stock has no maturity or mandatory redemption date, is not redeemable at the option of the holders and Duke Energy may call the preferred stock, in whole or in part, at any time at a redemption price of $25 per depositary share. Duke Energy is also required to redeem all accumulated and unpaid dividends if the call option is exercised.
Dividends issued on its Series A Preferred Stock are subject to approval by the Board of Directors. However, the deferral of dividend payments on the preferred stock prohibits the declaration of common stock dividends.
The Series A Preferred Stock rank, with respect to dividends and distributions upon liquidation or dissolution:
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
Holders of Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of voting stockholders. The limited voting rights of holders of Series A Preferred Stock include the right to vote as a single class, respectively, on certain matters that may affect the preference or special rights of the preferred stock, except in the instance that Duke Energy elects to defer the payment of dividends for a total of six quarterly full dividend periods for Series A Preferred Stock. If dividends are deferred for a cumulative total of six quarterly full dividend periods for Series A Preferred Stock, whether or not for consecutive dividend periods, holders of the preferred stock have the right to elect two additional Board members to the Board of Directors.
21. SEVERANCE
During 2023, as Duke Energy transitioned from the foundational work of energy transition strategy planning to the launch of the largest power generation build period in its history, it streamlined certain functions and changed how it was structured and staffed to ensure the resulting organization reflected best-in-class standards, was optimally aligned with its jurisdictions, and was best positioned to serve its customers, stakeholders and investors. As a result, Duke Energy extended involuntary severance benefits to certain employees in specific areas as a part of its organizational optimization. For the year ended December 31, 2023, Duke Energy recorded severance charges of approximately $97 million within Operations, maintenance and other on the Consolidated Statements of Operations. These charges, along with amortization of severance regulatory deferrals and reversals of certain prior period severance costs, resulted in a total severance charge of $102 million in 2023.
During 2022, Duke Energy identified opportunities to eliminate work and create sustainable savings through a workload reduction initiative with a focus on process improvement through digital technology, governance simplification and elimination of low-value work. As a result, Duke Energy extended involuntary severance benefits to certain employees in specific areas as a part of this initiative.

FINANCIAL STATEMENTS	SEVERANCE
The following table presents the direct and allocated severance and related charges accrued for 341 employees in 2024, 682 employees in 2023 and 233 employees in 2022 by the Duke Energy Registrants within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Year Ended December 31, 2024(a)(b)	$(28)	$(11)	$(9)	$(5)	$(4)	$(2)	$(4)	$(2)
Year Ended December 31, 2023(c)(d)(e)	102	53	33	21	12	3	6	4
Year Ended December 31, 2022(f)(g)	65	40	20	17	3	1	2	2
(a)    Includes adjustments associated with 2022 severance charges of approximately $(1) million and $(1) million for Duke Energy and Duke Energy Carolinas, respectively.
(b)    Includes adjustments associated with 2023 severance charges of approximately $(27) million, $(11) million, $(9) million, $(5) million, $(4) million, $(2) million, $(4) million and $(2) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont, respectively.
(c)    Includes amortization of deferred severance charges of approximately $22 million, $14 million, $8 million and $8 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(d)    Includes adjustments associated with 2021 severance charges of approximately $(6) million, $(2) million, $(3) million, $(2) million, $(1) million and $(1) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively.
(e)    Includes adjustments associated with 2022 severance charges of approximately $(14) million, $(7) million, $(5) million, $(3) million, $(2) million, $(1) million and $(1) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, respectively.
(f)    Includes amortization of deferred severance charges of approximately $33 million, $22 million, $11 million and $11 million for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(g)    Includes adjustments associated with 2021 severance charges of approximately $(19) million, $(6) million, $(8) million, $(4) million, $(4) million, $(1) million, $(2) million and $(1) million for Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont, respectively.
The table below presents the severance liability for past and ongoing severance plans including the plans described above.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2022	$64	$15	$6	$4	$2	$—	$—	$1
Provision/Adjustments	80	30	13	6	7	1	4	2
Cash Reductions	(42)	(10)	(3)	(2)	(1)	—	—	(1)
Balance at December 31, 2023	$102	$35	$16	$8	$8	$1	$4	$2
Provision/Adjustments	(28)	(6)	(3)	(1)	(2)	(1)	(3)	(1)
Cash Reductions	(55)	(21)	(11)	(6)	(5)	—	(1)	(1)
Balance at December 31, 2024	$19	$8	$2	$1	$1	$—	$—	$—
22. STOCK-BASED COMPENSATION
The Duke Energy Corporation 2023 Long-Term Incentive Plan (the 2023 Plan) provides for the grant of stock-based compensation awards to employees and outside directors. The 2023 Plan superseded the Duke Energy Corporation 2015 Long-Term Incentive Plan (the 2015 Plan). No additional grants will be made from the 2015 Plan. The 2023 Plan reserves 15 million shares of common stock for issuance. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. However, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards that are exercised or vest in the future. Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2024	2023	2022
Duke Energy	$70	$71	$74
Duke Energy Carolinas	25	25	27
Progress Energy	28	28	27
Duke Energy Progress	17	17	17
Duke Energy Florida	11	11	10
Duke Energy Ohio	5	5	5
Duke Energy Indiana	7	7	7
Piedmont	4	4	4

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2024	2023	2022
RSU awards	$49	$54	$58
Performance awards	47	43	42
Pretax stock-based compensation cost	$96	$97	$100
Stock-based compensation costs capitalized	6	6	5
Stock-based compensation expense	$90	$91	$95
Tax benefit associated with stock-based compensation expense	$20	$20	$21
RESTRICTED STOCK UNIT AWARDS
RSU awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to RSU awards.

	Years Ended December 31,
	2024	2023	2022
Shares granted (in thousands)	598	670	654
Fair value (in millions)	$59	$65	$64
The following table summarizes information about RSU awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2023	1,115	$96
Granted	598	99
Vested	(581)	95
Forfeited	(73)	98
Outstanding at December 31, 2024	1,059	98
RSU awards expected to vest	1,014	98
The total grant date fair value of shares vested during the years ended December 31, 2024, 2023 and 2022, was $55 million, $52 million and $49 million, respectively. At December 31, 2024, Duke Energy had $37 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 24 months.
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
Relative TSR is valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2024, the model used a risk-free interest rate of 4.49%, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 18.7% based on Duke Energy's historical volatility over three years using daily stock prices.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2024	2023	2022
Shares granted assuming target performance (in thousands)	440	422	408
Fair value (in millions)	$42	$42	$40

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2023	1,115	$96
Granted	440	95
Vested	(338)	88
Forfeited	(30)	96
Outstanding at December 31, 2024	1,187	98
Stock-based performance awards expected to vest	1,156	98
The total grant date fair value of shares vested during the years ended December 31, 2024, 2023 and 2022, was $30 million, $31 million and $25 million, respectively. At December 31, 2024, Duke Energy had $24 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 22 months.
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
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2024, were primarily attributable to the increase in the discount rate used to measure plan obligations. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan assets as of December 31, 2024, were primarily attributable to actual investment performance that was less than expected investment performance. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan assets on December 31, 2023, were primarily attributable to actual investment performance that exceeded expected investment performance. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2023, were primarily attributable to the decrease in the discount rate used to measure plan obligations.
As a result of the application of settlement accounting due to total lump-sum benefit payments exceeding the settlement threshold (defined as the sum of service cost and interest cost on projected benefit obligation components of net periodic benefit costs) for one of its qualified pension plans, Duke Energy recognized settlement charges of $72 million, of which $60 million was recorded to Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets and $12 million was recorded to Other income and expenses, net, within the Consolidated Statement of Operations as of, and for the year ended, December 31, 2024. No settlement charges were recorded in 2023. Duke Energy recognized settlement charges of $117 million, of which $95 million was recorded to Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets and $22 million was recorded to Other income and expenses, net, within the Consolidated Statement of Operations as of, and for the year ended, December 31, 2022.
Settlement charges recognized by the Subsidiary Registrants as of December 31, 2024, which represents amounts allocated by Duke Energy for employees of the Subsidiary Registrants and allocated charges for their proportionate share of settlement charges for employees of Duke Energy's shared service affiliate, and recorded to Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets were $31 million for Duke Energy Carolinas, $23 million for Progress Energy, $16 million for Duke Energy Progress, $7 million for Duke Energy Florida, $3 million for Duke Energy Indiana, and $4 million for Piedmont. Settlement charges recognized by the Subsidiary Registrants as of December 31, 2024, recorded to Other income and expenses, net, within the 2024 Consolidated Statements of Operations were $3 million for Duke Energy Carolinas, $5 million for Progress Energy, $5 million for Duke Energy Progress, $2 million for Duke Energy Ohio and $1 million for Piedmont.
Settlement charges recognized by the Subsidiary Registrants as of December 31, 2022, which represent amounts allocated by Duke Energy for employees of the Subsidiary Registrants and allocated charges for their proportionate share of settlement charges for employees of Duke Energy's shared services affiliate, and recorded to Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets were $35 million for Duke Energy Carolinas, $23 million for Progress Energy, $16 million for Duke Energy Progress, $7 million for Duke Energy Florida, $8 million for Duke Energy Indiana and $29 million for Piedmont. Settlement charges recognized by the Subsidiary Registrants as of December 31, 2022, recorded to Other income and expenses, net, within the 2022 Consolidated Statements of Operations were $3 million for Duke Energy Carolinas, $5 million for Progress Energy, $5 million for Duke Energy Progress, $1 million for Duke Energy Florida, $5 million for Duke Energy Ohio and $6 million for Piedmont.
The settlement charges reflect the recognition of a pro-rata portion of previously unrecognized actuarial losses, equal to the percentage of reduction in the projected benefit obligation resulting from total lump-sum benefit payments. Settlement charges recognized as a regulatory asset within Other Noncurrent Assets on the Consolidated Balance Sheets are amortized over the average remaining service period for participants in the plan. Amortization of settlement charges is disclosed in the tables below as a component of net periodic pension costs.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
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

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions Made:
2024	$100	$26	$23	$14	$9	$5	$8	$3
2023	100	26	22	13	9	5	8	3
2022	58	15	13	8	5	3	5	2
QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$114	$37	$32	$19	$13	$3	$6	$4
Interest cost on projected benefit obligation	325	78	103	47	56	17	26	9
Expected return on plan assets	(613)	(161)	(217)	(99)	(116)	(25)	(42)	(20)
Amortization of actuarial loss	36	8	10	6	5	1	4	3
Amortization of prior service credit	(13)	(1)	—	—	—	—	(2)	(7)
Amortization of settlement charges(c)	32	12	10	9	2	2	2	5
Net periodic pension costs(a)(b)	$(119)	$(27)	$(62)	$(18)	$(40)	$(2)	$(6)	$(6)

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$117	$38	$33	$19	$13	$3	$6	$4
Interest cost on projected benefit obligation	344	84	107	49	57	18	27	9
Expected return on plan assets	(588)	(160)	(198)	(93)	(104)	(24)	(40)	(20)
Amortization of actuarial loss	10	2	4	2	2	—	2	—
Amortization of prior service credit	(14)	(1)	—	—	—	—	(2)	(7)
Amortization of settlement charges	19	9	5	3	1	—	1	4
Net periodic pension costs(a)(b)	$(112)	$(28)	$(49)	$(20)	$(31)	$(3)	$(6)	$(10)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$152	$48	$43	$25	$17	$4	$9	$5
Interest cost on projected benefit obligation	249	59	77	35	41	13	20	8
Expected return on plan assets	(558)	(152)	(183)	(88)	(94)	(23)	(37)	(24)
Amortization of actuarial loss	81	16	23	12	12	4	9	5
Amortization of prior service credit	(18)	(3)	—	—	—	—	(2)	(7)
Amortization of settlement charges(c)	32	9	8	7	1	5	1	7
MRVA method change	24	—	24	—	24	—	—	—
Net periodic pension costs(a)(b)	$(38)	$(23)	$(8)	$(9)	$1	$3	$—	$(6)
(a)    Duke Energy amounts exclude $2 million, $3 million and $3 million for the years ended December 2024, 2023 and 2022, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $1 million for the years ended December 2024, 2023 and 2022, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(c)    Includes settlement charges not deferred as a regulatory asset.
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase	$147	$39	$33	$1	$31	$11	$6	$16
Accumulated other comprehensive loss (income)
Deferred income tax benefit	$3	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(12)	—	1	—	—	—	(2)	—
Net amount recognized in accumulated other comprehensive income	$(8)	$—	$1	$—	$—	$—	$(2)	$—

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$5	$(14)	$8	$—	$9	$(3)	$(2)	$13
Accumulated other comprehensive loss (income)
Amortization of prior year actuarial losses	(2)	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(2)	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$6,299	$1,514	$1,990	$911	$1,069	$325	$496	$175
Service cost	107	36	30	18	12	3	6	4
Interest cost	325	78	103	47	56	17	26	9
Actuarial (gain)/loss	(106)	(13)	(50)	(27)	(22)	(3)	(16)	5
Benefits paid	(645)	(177)	(198)	(111)	(88)	(33)	(41)	(12)
Transfers	—	6	—	—	—	—	—	—
Obligation at measurement date	$5,980	$1,444	$1,875	$838	$1,027	$309	$471	$181
Accumulated Benefit Obligation at measurement date	$5,948	$1,444	$1,861	$838	$1,013	$304	$466	$181
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$7,162	$1,853	$2,453	$1,120	$1,316	$326	$514	$213
Employer contributions	100	26	23	14	9	5	8	3
Actual return on plan assets	270	73	98	46	53	11	17	10
Benefits paid	(645)	(177)	(198)	(111)	(88)	(33)	(41)	(12)
Transfers	—	6	—	—	—	—	—	—
Plan assets at measurement date	$6,887	$1,781	$2,376	$1,069	$1,290	$309	$498	$214
Funded status of plan	$907	$337	$501	$231	$263	$—	$27	$33

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$6,358	$1,554	$1,975	$909	$1,055	$333	$499	$170
Service cost	110	36	30	18	12	3	6	3
Interest cost	344	84	107	49	57	18	27	9
Actuarial loss	94	11	47	18	29	2	4	9
Benefits paid	(607)	(177)	(159)	(80)	(78)	(31)	(40)	(16)
Transfers	—	6	(10)	(3)	(6)	—	—	—
Obligation at measurement date	$6,299	$1,514	$1,990	$911	$1,069	$325	$496	$175
Accumulated Benefit Obligation at measurement date	$6,267	$1,517	$1,975	$912	$1,053	$317	$494	$176
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$6,993	$1,815	$2,371	$1,083	$1,271	$323	$501	$203
Employer contributions	100	26	22	13	9	5	8	3
Actual return on plan assets	676	183	229	107	120	29	45	23
Benefits paid	(607)	(177)	(159)	(80)	(78)	(31)	(40)	(16)
Transfers	—	6	(10)	(3)	(6)	—	—	—
Plan assets at measurement date	$7,162	$1,853	$2,453	$1,120	$1,316	$326	$514	$213
Funded status of plan	$863	$339	$463	$209	$247	$1	$18	$38

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$907	$337	$501	$231	$263	$74	$101	$33
Noncurrent pension liability(b)	$—	$—	$—	$—	$—	$74	$74	$—
Net asset (liability) recognized	$907	$337	$501	$231	$263	$—	$27	$33
Regulatory assets	$2,168	$570	$711	$354	$356	$100	$182	$113
Accumulated other comprehensive income (loss)
Deferred income tax benefit	$(24)	$—	$(1)	$—	$—	$—	$—	$—
Net actuarial loss	115	—	4	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$91	$—	$3	$—	$—	$—	$—	$—

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$863	$339	$463	$209	$247	$74	$105	$38
Noncurrent pension liability(b)	$—	$—	$—	$—	$—	$73	$87	$—
Net asset (liability) recognized	$863	$339	$463	$209	$247	$1	$18	$38
Regulatory assets	$2,021	$531	$678	$353	$325	$89	$176	$97
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(27)	$—	$(1)	$—	$—	$—	$—	$—
Prior service credit	(1)	—	—	—	—	—	—	—
Net actuarial loss	127	—	3	—	—	—	2	—
Net amounts recognized in accumulated other comprehensive loss	$99	$—	$2	$—	$—	$—	$2	$—
(a)    Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2024
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$106	$203
Accumulated benefit obligation	101	197
Fair value of plan assets	32	128

	December 31, 2023
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$105	$208
Accumulated benefit obligation	100	203
Fair value of plan assets	31	121

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
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
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2024			2023			2022
Benefit Obligations
Discount rate			5.70%			5.40%			5.60%
Interest crediting rate			4.78%			4.15%			4.35%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Net Periodic Benefit Cost
Discount rate	5.00%	–	5.40%			5.60%	2.90%	–	5.70%
Interest crediting rate			4.15%			4.35%			4.00%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Expected long-term rate of return on plan assets	8.50%	–	7.00%	6.50	–	8.25%			6.50%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2025	$628	$173	$183	$98	$84	$31	$43	$19
2026	606	161	179	91	87	30	42	18
2027	586	153	175	87	87	29	42	17
2028	572	149	173	85	87	29	41	17
2029	546	138	167	79	87	29	42	16
2030-2034	2,407	567	762	338	420	129	197	73
NON-QUALIFIED PENSION PLANS
The accumulated benefit obligation, which equals the projected benefit obligation for non-qualified pension plans, was $203 million for Duke Energy, $8 million for Duke Energy Carolinas, $72 million for Progress Energy, $22 million for Duke Energy Progress, $27 million for Duke Energy Florida, $2 million for Duke Energy Ohio, $1 million for Duke Energy Indiana and $2 million for Piedmont as of December 31, 2024.
Employer contributions, which equal benefits paid for non-qualified pension plans, were $30 million for Duke Energy, $2 million for Duke Energy Carolinas, $8 million for Progress Energy, $3 million for Duke Energy Progress and $3 million for Duke Energy Florida for the year ended December 31, 2024. Employer contributions were not material for Duke Energy Ohio, Duke Energy Indiana or Piedmont for the year ended December 31, 2024.
Net periodic pension costs for non-qualified pension plans were not material for the years ended December 31, 2024, 2023 or 2022.
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
Duke Energy did not make any prefunding contributions to its other post-retirement benefit plans during the years ended December 31, 2024, 2023 or 2022.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	17	3	7	4	3	1	1	1
Expected return on plan assets	(11)	(8)	—	—	—	—	—	(2)
Amortization of actuarial (gain) loss	(6)	(2)	8	6	2	(2)	(4)	—
Amortization of prior service credit	(21)	(4)	(11)	(6)	(5)	—	(5)	—
Net periodic post-retirement benefit costs (a)(b)	$(19)	$(11)	$4	$4	$—	$(1)	$(8)	$(1)

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	22	5	9	5	4	1	1	1
Expected return on plan assets	(11)	(7)	—	—	—	—	—	(2)
Amortization of actuarial (gain) loss	(6)	(3)	8	5	2	(2)	(3)	—
Amortization of prior service credit	(23)	(5)	(11)	(6)	(5)	—	(5)	—
Net periodic post-retirement benefit costs(a)(b)	$(16)	$(9)	$6	$4	$1	$(1)	$(7)	$(1)

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$3	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	17	4	7	4	3	1	1	1
Expected return on plan assets	(10)	(6)	—	—	—	—	—	(2)
Amortization of actuarial loss	2	—	1	1	1	—	—	—
Amortization of prior service credit	(8)	(3)	(2)	(1)	(1)	—	—	(2)
Net periodic post-retirement benefit costs(a)(b)	$4	$(4)	$6	$4	$3	$1	$1	$(3)
(a)    Duke Energy amounts exclude $4 million, $4 million and $4 million for the years ended December 2024, 2023 and 2022, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $1 million for the years ended December 2024, 2023 and 2022, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(42)	$(62)	$23	$17	$5	$(1)	$(3)	$—
Regulatory liabilities, net (decrease) increase	$(76)	$(71)	$12	$12	$—	$(3)	$(12)	$—
Accumulated other comprehensive (income) loss
Amortization of prior year actuarial gain	1	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$1	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase (decrease)	$73	$79	$(7)	$(5)	$—	$(2)	$(2)	$1
Regulatory liabilities, net increase (decrease)	$41	$62	$—	$—	$—	$(4)	$(8)	$—
Accumulated other comprehensive (income) loss
Amortization of prior year service credit	$1	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year actuarial gain	$—	$—	$(1)	$—	$—	$—	$—	$—
Net amount recognized in accumulated other comprehensive income	$1	$—	$(1)	$—	$—	$—	$—	$—
Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$347	$69	$146	$84	$60	$19	$24	$15
Service cost	2	—	—	—	—	—	—	—
Interest cost	17	3	7	4	3	1	1	1
Plan participants' contributions	3	1	1	—	—	—	—	—
Actuarial losses (gains)	2	(2)	7	5	3	—	(2)	—
Benefits paid	(37)	(8)	(15)	(6)	(6)	(2)	(3)	(1)
Accumulated post-retirement benefit obligation at measurement date	$334	$63	$146	$87	$60	$18	$20	$15
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$156	$102	$(1)	$(1)	$(1)	$7	$3	$27
Actual return on plan assets	7	4	—	—	—	—	—	3
Benefits paid	(37)	(8)	(15)	(6)	(6)	(2)	(3)	(1)
Tax refund	5	4	—	—	—	—	—	—
Employer contributions	27	4	14	7	7	2	—	—
Plan participants' contributions	3	1	1	—	—	—	—	—
Plan assets at measurement date	$161	$107	$(1)	$—	$—	$7	$—	$29
Funded status of plan	$(173)	$44	$(147)	$(87)	$(60)	$(11)	$(20)	$14

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$437	$112	$168	$95	$69	$20	$30	$21
Service cost	2	1	—	—	—	—	—	—
Interest cost	22	5	9	5	4	1	1	1
Plan participants' contributions	4	1	1	1	1	—	—	—
Actuarial (gains) losses	(10)	(2)	(10)	(6)	(4)	1	(1)	1
Transfers	(50)	(34)	—	—	—	—	—	(6)
Benefits paid	(58)	(14)	(22)	(11)	(10)	(3)	(6)	(2)
Accumulated post-retirement benefit obligation at measurement date	$347	$69	$146	$84	$60	$19	$24	$15
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$162	$105	$—	$(2)	$(2)	$7	$3	$31
401(h) asset transfers	—	(8)	—	—	—	—	—	—
Actual return on plan assets	19	8	—	—	—	1	—	4
Benefits paid	(58)	(14)	(22)	(11)	(10)	(3)	(6)	(2)
Transfers	(13)	4	—	—	—	—	—	(7)
Employer contributions	42	6	20	11	10	2	6	1
Plan participants' contributions	4	1	1	1	1	—	—	—
Plan assets at measurement date	$156	$102	$(1)	$(1)	$(1)	$7	$3	$27
Funded status of plan	$(191)	$33	$(147)	$(85)	$(61)	$(12)	$(21)	$12
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit(a)	$—	$44	$—	$—	$—	$1	$—	$14
Current post-retirement liability(b)	8	—	5	3	2	1	—	—
Noncurrent post-retirement liability(c)	165	—	142	84	58	11	20	—
Net liability (asset) recognized	$173	$(44)	$147	$87	$60	$11	$20	$(14)
Regulatory assets	$81	$17	$62	$46	$16	$1	$20	$1
Regulatory liabilities	$154	$35	$12	$12	$—	$14	$62	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Net actuarial gain	(12)	—	(1)	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(9)	$—	$(1)	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit(a)	$—	$61	$—	$—	$—	$1	$—	$12
Current post-retirement liability(b)	12	3	5	3	2	1	—	—
Noncurrent post-retirement liability(c)	179	25	142	82	59	12	21	—
Net liability (asset) recognized	$191	$(33)	$147	$85	$61	$12	$21	$(12)
Regulatory assets	$123	$79	$39	$29	$11	$2	$23	$1
Regulatory liabilities	$230	$106	$—	$—	$—	$17	$74	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Net actuarial gain	(13)	—	(1)	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(10)	$—	$(1)	$—	$—	$—	$—	$—
(a)    Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
(b)    Included in Other within Current Liabilities on the Consolidated Balance Sheets.
(c)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.
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
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2024			2023			2022
Benefit Obligations
Discount rate			5.70%			5.40%	5.60%
Net Periodic Benefit Cost
Discount rate			5.40%			5.60%	2.90%
Expected long-term rate of return on plan assets	6.50%	–	8.25%	6.50%	–	8.25%	6.50%
Assumed Health Care Cost Trend Rate

	December 31,
	2024	2023
Health care cost trend rate assumed for next year – pre-65 trend	7.00%	6.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend	2034-2035	2031-2032

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2025	$52	$13	$18	$11	$8	$3	$4	$2
2026	45	11	16	10	7	3	3	2
2027	41	9	16	9	7	2	3	2
2028	38	8	15	9	6	2	3	2
2029	35	7	14	8	6	2	2	2
2030-2034	124	21	59	35	24	6	8	6
PLAN ASSETS
Description and Allocations
Duke Energy Corporation Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Corporation Master Retirement Trust. Approximately 98% of the Duke Energy Corporation Master Retirement Trust assets were allocated to qualified pension plans and approximately 2% were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2024, and 2023. The investment objective of the Duke Energy Corporation Master Retirement Trust is to invest in a diverse portfolio of assets that is expected to generate positive surplus return over time (i.e., asset growth greater than liability growth) subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2024, Duke Energy assumes qualified pension and other post-retirement plan assets will generate a long-term rate of return of 8.50% for the RCBP pension and RCBP 401(h) account assets and 7.00% for the DELPP pension and DELPP 401(h) account assets. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan. Return seeking debt securities, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
Effective January 1, 2025, the target asset allocation for the RCBP assets is 35% liability hedging and 65% return-seeking assets and the target asset allocation for the DELPP assets is 80% liability hedging assets and 20% return-seeking assets. Duke Energy periodically reviews its asset allocation targets, and over time, as the funded status of the benefit plans increase, the level of asset risk relative to plan liabilities may be reduced to better manage Duke Energy's benefit plan liabilities and reduce funded status volatility.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Corporation Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.
The following table includes the target asset allocations by asset class at December 31, 2024, and the actual asset allocations for the RCBP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2024	2023
Global equity securities	45%	44%	45%
Global private equity securities	2%	1%	2%
Debt securities	35%	33%	35%
Return seeking debt securities	7%	7%	6%
Hedge funds	4%	5%	4%
Real estate and cash	7%	10%	8%
Total	100%	100%	100%

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following table includes the target asset allocations by asset class at December 31, 2024, and the actual asset allocations for the DELPP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2024	2023
Global equity securities	14%	15%	14%
Global private equity securities	1%	—%	—%
Debt securities	80%	79%	79%
Return seeking debt securities	2%	2%	2%
Hedge funds	1%	—%	2%
Real estate and cash	2%	4%	3%
Total	100%	100%	100%
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
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2024.

		Actual Allocation at
	Target	December 31,
	Allocation	2024	2023
U.S. equity securities	29%	34%	30%
Non-U.S. equity securities	15%	15%	15%
Real estate	5%	7%	7%
Debt securities	47%	31%	30%
Cash	4%	13%	18%
Total	100%	100%	100%
Fair Value Measurements
Duke Energy classifies recurring and nonrecurring fair value measurements based on the fair value hierarchy as discussed in Note 17.
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

	December 31, 2024
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,461	$2,216	$231	$—	$14
Corporate debt securities	2,415	—	2,415	—	—
Short-term investment funds	310	—	310	—	—
Partnership interests	68	—	—	68	—
Hedge funds	164	—	—	—	164
U.S. government securities	1,398	—	1,398	—	—
Governments bonds – foreign	128	—	128	—	—
Cash	15	15	—	—	—
Government and commercial mortgage-backed securities	1	—	1	—	—
Net pending transactions and other investments	9	11	(2)	—	—
Total assets(a)	$6,969	$2,242	$4,481	$68	$178
(a)    Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont were allocated approximately 27%, 33%, 15%, 18%, 5%, 7% and 3%, respectively, of the Duke Energy Corporation Master Retirement Trust at December 31, 2024. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
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

(in millions)	2024	2023
Balance at January 1	$76	$62
Sales	(10)	(8)
Total gains and other, net	2	22
Balance at December 31	$68	$76

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2024
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$3	$3
Real estate	1	1
Equity securities	10	10
Debt securities	6	6
Total assets	$20	$20

	December 31, 2023
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$4	$4
Real estate	1	1
Equity securities	9	9
Debt securities	6	6
Total assets	$20	$20
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
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ended December 31,
2024	$257	$81	$72	$43	$29	$6	$13	$14
2023	238	75	62	40	22	6	13	13
2022	246	76	65	43	22	6	12	13
24. INCOME TAXES
Inflation Reduction Act
In August 2022, the IRA was signed into law. Among other provisions, the IRA implemented a new 15% corporate alternative minimum tax based on GAAP net income, with certain adjustments as defined by the IRA, and clean energy-related provisions. The IRA's clean energy provisions included, among other provisions, the extension and modification of existing investment and PTCs for projects placed in service through 2024 and introduced new technology-neutral clean energy-related credits beginning in 2025. In addition, the IRA created a new, zero-emission nuclear power PTC and a clean hydrogen PTC.
For the year ended December 31, 2024, Duke Energy Carolinas and Duke Energy Progress have recorded nuclear PTCs of approximately $449 million and $73 million, respectively. These amounts represent the estimated net realizable value of the PTCs, which were deferred to a regulatory liability. The Company will continue to assess its calculations and interpretations as new information and guidance becomes available. The Subsidiary Registrants are working with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. In 2024, net proceeds of $558 million was received related to the sale of tax credits, which includes primarily $428 million of nuclear power PTCs at Duke Energy Carolinas, $65 million of nuclear power PTCs at Duke Energy Progress, and $43 million of solar PTCs at Duke Energy Florida. See Note 4 for further details on the IRA as it relates to Duke Energy Florida and Duke Energy Carolinas' approval for a stand-alone rider starting January 1, 2025.

FINANCIAL STATEMENTS	INCOME TAXES
Income Tax Expense
Components of Income Tax Expense
Tax benefit from discontinued operations, in the following tables, includes income tax benefits related to the Commercial Renewables Disposal Groups. See Note 2 for further details.

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$(365)	$178	$359	$373	$14	$52	$70	$40
State	31	75	34	40	(12)	3	12	(6)
Foreign	2	—	—	—	—	—	—	—
Total current income taxes	(332)	253	393	413	2	55	82	34
Deferred income taxes
Federal	858	10	(22)	(215)	181	8	(19)	40
State	81	(25)	59	(6)	86	1	8	21
Total deferred income taxes(a)	939	(15)	37	(221)	267	9	(11)	61
ITC amortization	(17)	(12)	(4)	(3)	(1)	—	—	—
Income tax expense from continuing operations	590	226	426	189	268	64	71	95
Tax benefit from discontinued operations	(50)	—	—	—	—	—	—	—
Total income tax expense included in Consolidated Statements of Operations	$540	$226	$426	$189	$268	$64	$71	$95
(a)     Total deferred income taxes include the utilization of NOL carryforwards and tax credit carryforwards of $523 million at Duke Energy and $8 million at Duke Energy Indiana. In addition, total deferred income taxes include the generation of NOL carryforwards and tax credit carryforwards of $47 million at Duke Energy Carolinas, $85 million at Progress Energy, $66 million at Duke Energy Progress, $30 million at Duke Energy Florida, $26 million at Duke Energy Ohio, and $8 million at Piedmont.

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
(a)    Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $214 million at Duke Energy and $54 million at Duke Energy Indiana. In addition, total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $2 million at Duke Energy Carolinas, $116 million at Progress Energy, $59 million at Duke Energy Progress, $5 million at Duke Energy Florida, $22 million at Duke Energy Ohio, and $15 million at Piedmont.
(b)    Total current federal income tax at Duke Energy includes corporate alternative minimum tax, net of tax credit utilization, of $69 million. In addition, under the IRA transferability provision, Progress Energy elected to sell $28 million of PTCs generated by Duke Energy Florida.

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal	$1	$(71)	$(13)	$37	$(37)	$(2)	$38	$32
State	(8)	(13)	(3)	—	(23)	1	2	2
Foreign	4	—	—	—	—	—	—	—
Total current income taxes	(3)	(84)	(16)	37	(60)	(1)	40	34
Deferred income taxes
Federal	328	230	310	118	201	(22)	(63)	12
State	(14)	(16)	59	7	84	3	—	(7)
Total deferred income taxes(a)	314	214	369	125	285	(19)	(63)	5
ITC amortization	(11)	(4)	(5)	(4)	—	(1)	(1)	—
Income tax expense (benefit) from continuing operations	300	126	348	158	225	(21)	(24)	39
Tax benefit from discontinued operations	(503)	—	—	—	—	—	—	—
Total income tax (benefit) expense included in Consolidated Statements of Operations	$(203)	$126	$348	$158	$225	$(21)	$(24)	$39
(a)    Total deferred income taxes includes the generation of NOL carryforwards and tax credit carryforwards of $550 million at Duke Energy, $97 million at Duke Energy Carolinas, $128 million at Progress Energy, $9 million at Duke Energy Progress, $111 million at Duke Energy Florida, $7 million at Duke Energy Ohio, $13 million at Duke Energy Indiana, and $12 million at Piedmont.
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2024	2023	2022
Domestic	$5,145	$4,700	$3,991
Foreign	49	67	87
Income from continuing operations before income taxes	$5,194	$4,767	$4,078
Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$1,090	$443	$545	$284	$279	$85	$108	$107
State income tax, net of federal income tax effect	88	40	73	27	58	3	16	12
Amortization of EDIT	(436)	(225)	(121)	(98)	(23)	(23)	(49)	(18)
AFUDC equity income	(48)	(24)	(16)	(13)	(3)	(1)	(3)	(4)
AFUDC equity depreciation	38	19	14	7	7	2	4	—
Production tax credits	(46)	—	(46)	—	(46)	—	—	—
Other tax credits	(43)	(23)	(16)	(12)	(4)	(1)	(2)	(2)
Other items, net	(53)	(4)	(7)	(6)	—	(1)	(3)	—
Income tax expense from continuing operations	$590	$226	$426	$189	$268	$64	$71	$95
Effective tax rate	11.4%	10.7%	16.4%	14.0%	20.2%	15.8%	13.9%	18.7%

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Income tax expense, computed at the statutory rate of 21%	$1,001	$338	$490	$241	$268	$83	$128	$97
State income tax, net of federal income tax effect	43	12	60	18	56	(2)	18	12
Amortization of EDIT	(388)	(197)	(114)	(91)	(23)	(22)	(33)	(20)
AFUDC equity income	(41)	(19)	(14)	(11)	(3)	(2)	(2)	(4)
AFUDC equity depreciation	37	18	13	6	7	2	4	—
Tax credits(b)	(63)	(11)	(46)	(7)	(39)	(2)	(2)	(1)
Interest on company-owned life insurance(a)	(114)	—	—	—	—	—	—	—
Other items, net	(37)	—	(12)	(7)	(5)	6	(3)	—
Income tax expense from continuing operations	$438	$141	$377	$149	$261	$63	$110	$84
Effective tax rate	9.2%	8.8%	16.2%	13.0%	20.4%	15.9%	18.1%	18.1%
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
Valuation allowances have been established for foreign tax credits and certain tax attributes that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in Other items, net in the above tables.

FINANCIAL STATEMENTS	INCOME TAXES
DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$284	$217	$84	$43	$41	$17	$15	$40
Lease obligations	430	88	265	179	86	2	12	2
Pension, post-retirement and other employee benefits	89	(33)	(23)	(1)	(26)	6	1	(2)
Progress Energy merger purchase accounting adjustments(a)	227	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,845	522	783	312	449	70	145	57
Regulatory liabilities and deferred credits	—	—	—	—	—	—	10	—
Other	35	11	5	3	2	4	—	8
Valuation allowance	(517)	—	—	—	—	—	—	—
Total deferred income tax assets	4,393	805	1,114	536	552	99	183	105
Investments and other assets	(2,114)	(1,350)	(724)	(671)	(69)	—	—	(48)
Accelerated depreciation rates	(11,942)	(3,203)	(4,608)	(1,624)	(3,047)	(1,361)	(1,677)	(1,019)
Regulatory assets and deferred debits, net	(1,761)	(304)	(1,045)	(585)	(460)	(52)	—	(56)
Total deferred income tax liabilities	(15,817)	(4,857)	(6,377)	(2,880)	(3,576)	(1,413)	(1,677)	(1,123)
Net deferred income tax liabilities	$(11,424)	$(4,052)	$(5,263)	$(2,344)	$(3,024)	$(1,314)	$(1,494)	$(1,018)
(a)    Primarily related to lease obligations and debt fair value adjustments.
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2024
(in millions)	Amount	Expiration Year
General Business Credits	$2,186	2032	—	2044
Foreign Tax Credits(c)	615	2027	—	2028
State Carryforwards and Credits(a)	316	2025	—	Indefinite
Corporate AMT Credits	717			Indefinite
Foreign NOL carryforwards(b)	11	2027	—	2042
Total tax credits and NOL carryforwards	$3,845
(a)    A valuation allowance of $102 million has been recorded on the state NOL and attribute carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)    A valuation allowance of $11 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(c)    A valuation allowance of $404 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.
In 2024, the Company recorded a corporate alternative minimum tax liability, net of tax credit utilization, of $133 million. In addition, under the IRA transferability provision, the Company received net proceeds of $558 million related to the sale of certain tax credits generated by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida.

FINANCIAL STATEMENTS	INCOME TAXES

	December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$327	$194	$77	$21	$56	$13	$18	$42
Lease obligations	418	86	256	179	77	4	15	3
Pension, post-retirement and other employee benefits	65	(41)	(22)	(1)	(25)	5	2	(5)
Progress Energy merger purchase accounting adjustments(a)	260	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	4,489	445	686	230	425	44	154	50
Regulatory liabilities and deferred credits	—	—	—	—	—	—	47	—
Investments and other assets	—	—	—	—	—	—	1	—
Other	102	29	22	12	8	5	5	9
Valuation allowance	(544)	—	—	—	—	—	—	—
Total deferred income tax assets	5,117	713	1,019	441	541	71	242	99
Investments and other assets	(1,812)	(1,213)	(596)	(520)	(91)	—	—	(37)
Accelerated depreciation rates	(11,969)	(3,411)	(4,557)	(1,823)	(2,778)	(1,314)	(1,678)	(944)
Regulatory assets and deferred debits, net	(1,892)	(468)	(1,063)	(658)	(405)	(29)	—	(51)
Total deferred income tax liabilities	(15,673)	(5,092)	(6,216)	(3,001)	(3,274)	(1,343)	(1,678)	(1,032)
Net deferred income tax liabilities	$(10,556)	$(4,379)	$(5,197)	$(2,560)	$(2,733)	$(1,272)	$(1,436)	$(933)
(a)    Primarily related to lease obligations and debt fair value adjustments.
UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$62	$21	$24	$18	$6	$2	$3	$11
Gross increases – current period tax positions	12	4	5	4	1	—	—	2
Unrecognized tax benefits – December 31	$74	$25	$29	$22	$7	$2	$3	$13

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$65	$17	$19	$13	$5	$1	$2	$9
Gross decreases – tax positions in prior periods	(15)	—	—	—	—	—	—	—
Gross increases – current period tax positions	12	4	5	5	1	1	1	2
Total changes	(3)	4	5	5	1	1	1	2
Unrecognized tax benefits – December 31	$62	$21	$24	$18	$6	$2	$3	$11

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$51	$13	$15	$10	$4	$1	$2	$4
Gross increases – current period tax positions	14	4	4	3	1	—	—	5
Total changes	14	4	4	3	1	—	—	5
Unrecognized tax benefits – December 31	$65	$17	$19	$13	$5	$1	$2	$9
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2024. None of Duke Energy Registrants anticipates a material increase or decrease in unrecognized tax benefits within the next 12 months.

December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$68	$24	$27	$20	$7	$2	$3	$11
(a)    The Duke Energy Registrants are unable to estimate the specific amounts that would affect the ETR versus the regulatory liability.
Duke Energy and its subsidiaries are no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2019, aside from certain tax attributes carried forward for utilization in future years.
25. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$63	$9	$18	$14	$4	$8	$5	$19
AFUDC equity	233	113	74	61	13	7	19	21
Post-in-service equity returns	52	31	20	20	—	1	1	—
Nonoperating income, other	313	94	123	48	69	3	37	14
Other income and expense, net	$661	$247	$235	$143	$86	$19	$62	$54

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$29	$10	$14	$9	$7	$25	$25	$19
AFUDC equity	198	91	67	52	15	9	10	21
Post-in-service equity returns	39	19	19	19	—	1	—	—
Nonoperating income, other	332	118	101	44	56	6	41	17
Other income and expense, net	$598	$238	$201	$124	$78	$41	$76	$57

	Year Ended December 31, 2022
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$27	$2	$24	$4	$20	$11	$15	$19
AFUDC equity	197	98	68	52	16	7	13	11
Post-in-service equity returns	34	14	18	18	—	1	1	—
Nonoperating income, other	134	107	71	40	38	—	7	16
Other income and expense, net	$392	$221	$181	$114	$74	$19	$36	$46

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2024, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2024.
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

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 27, 2025

OTHER INFORMATION
ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements
Except as described below, during the three months ended December 31, 2024, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
During the three months ended September 30, 2024, Alex Glenn, Senior Vice President and Chief Executive Officer, Duke Energy Florida and Midwest, adopted a 10b5-1 trading arrangement for the sale of up to 15,002 shares of the Company's common stock between November 15, 2024, and November 17, 2025, or such earlier date such plan is terminated sooner pursuant to the terms specified therein, including but not limited to the execution of all trades specified therein. Such plan terminated upon the sale of all shares available under the plan, which transaction was timely reported on a Form 4 filed with the Commission on November 18, 2024. Mr. Glenn's 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the alternative defense of Rule 10b5-1 under the Exchange Act and the Company's policies regarding insider transactions.
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
Insider Trading Policy
We have adopted trading policies and procedures governing the purchase, sale, and/or other dispositions of Duke Energy's securities by directors, officers and employees or the Company itself that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our Securities Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION

Duke Energy will provide information that is responsive to this Item 11 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 11 by reference.
Policies Related to Stock Option Grants and Similar Option-Like Instruments
The Compensation and People Development Committee of the Board of Directors (the Compensation Committee) maintains an equity grant policy which establishes the specific procedures for the timing of equity awards. We have not granted stock options to our employees since 2013, so the policy currently governs the timing of RSUs and performance shares granted to our employees and stock awards granted to our independent directors. Under this policy, annual grants may be made at any previously scheduled meeting of the Compensation Committee or the Board of Directors, provided that reasonable efforts will be made to make such grants at the first regularly scheduled meeting of each calendar year, and annual grants to independent directors may be made by the Board of Directors at any previously scheduled meeting of the Board of Directors, provided that reasonable efforts will be made to make such grants at the regularly scheduled meeting of the Board of Directors that is held in conjunction with the annual meeting each year. Other stock award grants may be made during any "open window period" as defined in our securities trading policy or on the same day as any previously scheduled meeting of the Board of Directors or the Compensation Committee. We have not timed the release of material non-public information for the purpose of affecting the value of any executive or director compensation, and we have no plan to do so.

OTHER INFORMATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2024, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,680,932	(2)	n/a	13,585,751	(3)
Equity compensation plans not approved by security holders	99,986	(4)	n/a	n/a	(5)
Total	3,780,918		n/a	13,585,751
(1)    As of December 31, 2024, no options were outstanding under equity compensation plans.
(2)    Includes RSUs and performance shares (assuming the maximum payout level) granted under the Duke Energy Corporation 2015 Long-Term Incentive Plan or the Duke Energy Corporation 2023 Long-Term Incentive Plan, as well as shares that could be payable with respect to certain compensation deferred under the Duke Energy Corporation Executive Savings Plan (Executive Savings Plan) or the Duke Energy Corporation Directors’ Savings Plan (Directors' Savings Plan).
(3)    Includes shares remaining available for issuance pursuant to stock awards under the Duke Energy Corporation 2023 Long-Term Incentive Plan. The Duke Energy Corporation 2015 Long-Term Incentive Plan is no longer available for the grant of additional stock awards.
(4)    Includes shares that could be payable with respect to certain compensation deferred under the Executive Savings Plan or the Directors' Savings Plan, each of which is a non-qualified deferred compensation plan described in more detail below.
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

OTHER INFORMATION
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2024 and 2023.

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$14.7	$3.4	$5.2	$2.7	$2.5	$2.2	$1.9	$1.4
Audit-Related Fees(b)	0.7	0.1	0.4	0.3	0.1	0.2	—	—
Total Fees	$15.4	$3.5	$5.6	$3.0	$2.6	$2.4	$1.9	$1.4

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$14.0	$3.3	$5.0	$2.5	$2.5	$2.1	$1.8	$1.4
Audit-Related Fees(b)	0.5	0.1	0.2	0.1	0.1	0.2	—	—
Total Fees	$14.5	$3.4	$5.2	$2.6	$2.6	$2.3	$1.8	$1.4
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
To safeguard the continued independence of the independent auditor, the Audit Committee of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2024 and 2023 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

EXHIBITS

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Consolidated Financial Statements and Supplemental Schedules included in Part II of this Annual Report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022
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
3.1
Amended and Restated Certificate of Incorporation of Duke Energy Corporation (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on May 20, 2014, File No. 1-32853).
X
3.2
Amended and Restated By-Laws of Duke Energy Corporation, effective as of May 8, 2024 (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on May 13, 2024, File No. 1-32853).
X
3.3
Articles of Organization including Articles of Conversion of Duke Energy Carolina's, LLC (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K filed on April 7, 2006, File No. 1-4928).
X
3.3.1
Amended Articles of Organization of Duke Energy Carolinas, LLC, effective October 1, 2006 (incorporated by reference to Exhibit 3.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006, File No. 1-4928).
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
X
*3.9	Articles of Merger of Diamond Acquisition Corporation into Progress Energy, Inc. and Articles of Incorporation of Progress Energy, Inc., effective July 2, 2012.				X
*3.10	By-Laws of Progress Energy, Inc. (formerly Diamond Acquisition Corporation), effective July 2, 2012.				X
3.11	Articles of Conversion for Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.4 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
3.11.1	Articles of Organization for Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.5 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
3.11.2	Plan of Conversion of Duke Energy Florida, Inc. (incorporated by reference to Exhibit 3.6 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).					X
3.11.3
Limited Liability Company Operating Agreement of Duke Energy Florida, LLC (incorporated by reference to Exhibit 3.7 to registrant's Current Report on Form 8-K filed on August 4, 2015, File No. 1-3274).
X
3.12
Amended and Restated Articles of Incorporation of Piedmont Natural Gas Company, Inc., dated as of October 3, 2016 (incorporated by reference to Exhibit 3.1 to registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, filed on December 22, 2016, File No. 001-06196).
X
3.12.1
By-Laws of Piedmont Natural Gas Company, Inc., as amended and restated effective October 3, 2016 (incorporated by reference to Exhibit 3.2 to registrant's Current Report on Form 8-K filed on October 3, 2016, File No. 1-06196).
X
3.13
Certificate of Designations with respect to Series A Preferred Stock, dated March 28, 2019 (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on March 29, 2019, File No. 1-32853).
X
3.14
Certificate of Designation with respect to the Series B Preferred Stock, dated September 11, 2019 (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed on September 12, 2019, File No. 1-32853).
X
3.15
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
3.21
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
4.1.31
Thirty-second Supplemental Indenture, dated as of April 12, 2024, to the indenture, dated as of June 3, 2008, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 12, 2024, File No. 1-32853).
X
4.1.32
Thirty-third Supplemental Indenture, dated as of June 7, 2024, to the Indenture, dated as of June 3, 2008, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 7, 2024, File No. 1-32853).
X
4.1.33
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
X
4.4.29
One-hundred and tenth Supplemental Indenture, dated as of January 5, 2024, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K, filed on January 5, 2024, File No. 1-04928).
X
4.4.30
One-hundred and eleventh Supplemental Indenture, dated as of January 5, 2024, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, and a form of global bonds representing the First and Refunding Mortgage Bonds, 4.85% Series due 2034 (incorporated by reference to Exhibit 4.3 to registrant's Current Report on Form 8-K, filed on January 5, 2024, File No. 1-04928).
X
4.5	Mortgage and Deed of Trust between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (formerly Irving Trust Company) and Frederick G. Herbst (Tina D. Gonzalez, successor), as Trustees, dated as of May 1, 1940.				X
4.5.1	First through Fifth Supplemental Indentures thereto (incorporated by reference to Exhibit 2(b), File No. 2-64189).				X
4.5.2	Sixth Supplemental Indenture dated April 1, 1960 (incorporated by reference to Exhibit 2(b)-5, File No. 2-16210).				X
4.5.3	Seventh Supplemental Indenture dated November 1, 1961 (incorporated by reference to Exhibit 2(b)-6, File No. 2-16210).				X
4.5.4	Eighth Supplemental Indenture dated July 1, 1964 (incorporated by reference to Exhibit 4(b)-8, File No. 2-19118).				X
4.5.5	Ninth Supplemental Indenture dated April 1, 1966 (incorporated by reference to Exhibit 4(b)-2, File No. 2-22439).				X
4.5.6	Tenth Supplemental Indenture dated October 1, 1967 (incorporated by reference to Exhibit 4(b)-2, File No. 2-24624).				X
4.5.7	Eleventh Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 2(c), File No. 2-27297).				X
4.5.8	Twelfth Supplemental Indenture dated January 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-30172).				X
4.5.9	Thirteenth Supplemental Indenture dated August 1, 1970 (incorporated by reference to Exhibit 2(c), File No. 2-35694).				X
4.5.10	Fourteenth Supplemental Indenture dated January 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-37505).				X
4.5.11	Fifteenth Supplemental Indenture dated October 1, 1971 (incorporated by reference to Exhibit 2(c), File No. 2-39002).				X
4.5.12	Sixteenth Supplemental Indenture dated May 1, 1972 (incorporated by reference to Exhibit 2(c), File No. 2-41738).				X
4.5.13	Seventeenth Supplemental Indenture dated November 1, 1973 (incorporated by reference to Exhibit 2(c), File No. 2-43439).				X
4.5.14	Eighteenth Supplemental Indenture dated (incorporated by reference to Exhibit 2(c), File No. 2-47751).				X
4.5.15	Nineteenth Supplemental Indenture dated May 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-49347).				X
4.5.16	Twentieth Supplemental Indenture dated December 1, 1974 (incorporated by reference to Exhibit 2(c), File No. 2-53113).				X
4.5.17	Twenty-first Supplemental Indenture dated April 15, 1975 (incorporated by reference to Exhibit 2(d), File No. 2-53113).				X
4.5.18	Twenty-second Supplemental Indenture dated October 1, 1977 (incorporated by reference to Exhibit 2(c), File No. 2-59511).				X
4.5.19	Twenty-third Supplemental Indenture dated June 1, 1978 (incorporated by reference to Exhibit 2(c), File No. 2-61611).				X
4.5.20	Twenty-fourth Supplemental Indenture dated May 15, 1979 (incorporated by reference to Exhibit 2(d), File No. 2-64189).				X
4.5.21	Twenty-fifth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-65514).				X
4.5.22	Twenty-sixth Supplemental Indenture dated November 1, 1979 (incorporated by reference to Exhibit 2(c), File No. 2-66851).				X
4.5.23	Twenty-seventh Supplemental Indenture dated April 1, 1980 (incorporated by reference to Exhibit 2 (d), File No. 2-66851).				X
4.5.24	Twenty-eighth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-1, File No. 2-81299).				X
4.5.25	Twenty-ninth Supplemental Indenture dated October 1, 1980 (incorporated by reference to Exhibit 4(b)-2, File No. 2-81299).				X
4.5.26	Thirtieth Supplemental Indenture dated December 1, 1982 (incorporated by reference to Exhibit 4(b)- 3, File No. 2-81299).				X
4.5.27	Thirty-first Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-1, File No. 2-95505).				X
4.5.28	Thirty-second Supplemental Indenture dated March 15, 1983 (incorporated by reference to Exhibit 4(c)-2, File No. 2-95505).				X
4.5.29	Thirty-third Supplemental Indenture dated December 1, 1983 (incorporated by reference to Exhibit 4(c)-3, File No. 2-95505).				X
4.5.30	Thirty-fourth Supplemental Indenture dated December 15, 1983 (incorporated by reference to Exhibit 4(c)-4, File No. 2-95505).				X
4.5.31	Thirty-fifth Supplemental Indenture dated April 1, 1984 (incorporated by reference to Exhibit 4(c)-5, File No. 2-95505).				X
4.5.32	Thirty-sixth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-6, File No. 2-95505).				X
4.5.33	Thirty-seventh Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)-7, File No. 2-95505).				X
4.5.34	Thirty-eighth Supplemental Indenture dated June 1, 1984 (incorporated by reference to Exhibit 4(c)- 8, File No. 2-95505).				X
4.5.35	Thirty-ninth Supplemental Indenture dated April 1, 1985 (incorporated by reference to Exhibit 4(b), File No. 33-25560).				X
4.5.36	Fortieth Supplemental Indenture dated October 1, 1985 (incorporated by reference to Exhibit 4(c), File No. 33-25560).				X
4.5.37	Forty-first Supplemental Indenture dated March 1, 1986 (incorporated by reference to Exhibit 4(d), File No. 33-25560).				X
4.5.38	Forty-second Supplemental Indenture dated July 1, 1986 (incorporated by reference to Exhibit 4(e), File No. 33-25560).				X
4.5.39	Forty-third Supplemental Indenture dated January 1, 1987 (incorporated by reference to Exhibit 4(f), File No. 33-25560).				X
4.5.40	Forty-fourth Supplemental Indenture dated December 1, 1987 (incorporated by reference to Exhibit 4(g), File No. 33-25560).				X
4.5.41	Forty-fifth Supplemental Indenture dated September 1, 1988 (incorporated by reference to Exhibit 4(h), File No. 33-25560).				X
4.5.42	Forty-sixth Supplemental Indenture dated April 1, 1989 (incorporated by reference to Exhibit 4(b), File No. 33-33431).				X
4.5.43	Forty-seventh Supplemental Indenture dated August 1, 1989 (incorporated by reference to Exhibit 4(c), File No. 33-33431).				X
4.5.44	Forty-eighth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(b), File No. 33-38298).				X
4.5.45	Forty-ninth Supplemental Indenture dated November 15, 1990 (incorporated by reference to Exhibit 4(c), File No. 33-38298).				X
4.5.46	Fiftieth Supplemental Indenture dated February 15, 1991 (incorporated by reference to Exhibit 4(h), File No. 33-42869).				X
4.5.47	Fifty-first Supplemental Indenture dated April 1, 1991 (incorporated by reference to Exhibit 4(i), File No. 33-42869).				X
4.5.48	Fifty-second Supplemental Indenture dated September 15, 1991(incorporated by reference to Exhibit 4(e), File No. 33-48607).				X
4.5.49	Fifty-third Supplemental Indenture dated January 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-48607).				X
4.5.50	Fifty-fourth Supplemental Indenture dated April 15, 1992 (incorporated by reference to Exhibit 4 (g), File No. 33-48607).				X
4.5.51	Fifty-fifth Supplemental Indenture dated July 1, 1992 (incorporated by reference to Exhibit 4(e), File No. 33-55060).				X
4.5.52	Fifty-sixth Supplemental Indenture dated October 1, 1992 (incorporated by reference to Exhibit 4(f), File No. 33-55060).				X
4.5.53	Fifty-seventh Supplemental Indenture dated February 1, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-60014).				X
4.5.54	Fifty-eighth Supplemental Indenture dated March 1, 1993 (incorporated by reference to Exhibit 4(f), File No. 33-60014).				X
4.5.55	Fifty-ninth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.5.56	Sixtieth Supplemental Indenture dated July 1, 1993 (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1, File No. 33-38349).				X
4.5.57	Sixty-first Supplemental Indenture dated August 15, 1993 (incorporated by reference to Exhibit 4(e), File No. 33-50597).				X
4.5.58	Sixty-second Supplemental Indenture dated January 15, 1994 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Current Report on Form 8-K dated January 19, 1994, File No. 1-3382).				X
4.5.59	Sixty-third Supplemental Indenture dated May 1, 1994 (incorporated by reference to Exhibit 4(f) to Duke Energy Progress’ Registration Statement on Form S-3, File No. 033-57835).				X
4.5.60	Sixty-fourth Supplemental Indenture dated August 15, 1997 (incorporated by reference to Exhibit to Duke Energy Progress’ Current Report on Form 8-K dated August 26, 1997, File No. 1-3382).				X
4.5.61
Sixty-fifth Supplemental Indenture dated April 1, 1998 (incorporated by reference to Exhibit 4(b) to Duke Energy Progress’ Registration Statement on Form S-3 filed December 18, 1998, File No. 333-69237).
X
4.5.62	Sixty-sixth Supplemental Indenture dated March 1, 1999 (incorporated by reference to Exhibit 4(c) to Duke Energy Progress’ Current Report on Form 8-K filed on March 19, 1999, File No. 1-3382).				X
4.5.63
Form of Carolina Power & Light Company First Mortgage Bond, 6.80% Series Due August 15, 2007 (incorporated by reference to Exhibit 4 to Duke Energy Progress’ Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3382).
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
X
4.5.80	Eighty-sixth Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-3382).				X
4.5.81	Eighty-seventh Supplemental Indenture, dated as of September 1, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2017, File No. 1-3382).				X
4.5.82	Eighty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 7, 2019, File no. 1-3382).				X
4.5.83	Ninetieth Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
4.5.84	Ninety-first Supplemental Indenture, dated as of August 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2021, File No. 1-3382).				X
4.5.85	Ninety-second Supplemental Indenture, dated as of March 1, 2022 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 17, 2022, File No. 1-3382).				X
4.5.86	Ninety-fourth Supplemental Indenture, dated as of March 1, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 9, 2023, File No. 1-3382).				X
4.5.87	Ninety-fifth Supplemental Indenture, dated as of March 1, 2024 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 14, 2024, File No. 1-3382).				X
4.5.88	First Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
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
X
4.8.24
Sixty-second Supplemental Indenture, dated as of April 1, 2024, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee and Calculation Agent (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 5, 2024, File No. 1-3274).
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
X
4.12.3	Forty-fourth Supplemental Indenture, dated as of June 23, 2016 (incorporated by reference to Exhibit 4.1 registrant's Current Report on Form 8-K filed on June 23, 2016, File No. 1-1232).						X
4.12.4	Forty-fifth Supplemental Indenture, dated as of March 27, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 27,2017, File No. 1-01232).						X
4.12.5	Forty-sixth Supplemental Indenture, dated as of January 8, 2019 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on January 8, 2019, File No. 1-1232).						X
4.12.6	Forty-seventh Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 21, 2020, File No. 1-1232).						X
4.12.7	Forty-eighth Supplemental Indenture, dated as of March 22, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 22, 2023, File No. 1-1232).						X
4.12.8	Forty-ninth Supplemental Indenture, dated as of March 14, 2024 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 14, 2024, File No. 1-1232).						X
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
4.14.26
Seventy-second Supplemental Indenture, dated as of March 1, 2024, between Duke Energy Indiana, LLC and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 1, 2024, File No. 1-3543).
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
X
4.17
Indenture (for Debt Securities) dated as of February 15, 2001 between Progress Energy, Inc. and The Bank of New York Mellon Trust Company, National Association (successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4(a) to Progress Energy, Inc.’s Current Report on Form 8-K filed on February 27, 2001, File No. 1-15929).
X
4.18	Form of 3.47% Series A Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 29, 2012, File No. 1-06196).								X
4.19	Form of 3.57% Series B Senior Notes due July 16, 2027 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on March 29, 2012, File No. 1-06196).								X
4.20	Form of 4.65% Senior Notes due 2043 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 1, 2013, File No. 1-06196).								X
4.21	Form of 4.10% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on September 18, 2014, File No. 1-06196).								X
4.22	Form of 3.60% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on September 14, 2015, File No. 1-06196).								X
4.23	Form of 3.64% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on July 28, 2016, File No. 1-06196).								X
4.24
Indenture, dated as of April 1, 1993, between Piedmont and The Bank of New York Mellon Trust Company, N.A. (as successor to Citibank, N.A.), Trustee (incorporated by reference to Exhibit 4.1 to registrant's Registration Statement on Form S-3 filed on May 16, 1995, File No. 33-59369).
X
4.24.1
Second Supplemental Indenture, dated as of June 15, 2003, between Piedmont and Citibank, N.A., Trustee (incorporated by reference to Exhibit 4.3 to registrant's Registration Statement on Form S-3 filed on June 19, 2003, File No. 333-106268).
X
4.24.2
Fourth Supplemental Indenture, dated as of May 6, 2011, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to registrant's Registration Statement on Form S-3-ASR filed on July 7, 2011, File No. 333-175386).
X
4.24.3
Sixth Supplemental Indenture, dated September 18, 2014, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 18, 2014, File No. 1-06196).
X
4.24.4
Seventh Supplemental Indenture, dated September 14, 2015, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 14, 2015, File No. 1-06196).
X
4.24.5
Eighth Supplemental Indenture, dated July 28, 2016, between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on July 28, 2016, File No. 1-06196).
X
4.24.6	Ninth Supplemental Indenture, dated as of May 24, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on May 24, 2019, File No. 1-6196).								X
4.24.7	Tenth Supplemental Indenture, dated as of May 21, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 21, 2020, File No. 1-6196).								X
4.24.8	Eleventh Supplemental Indenture, dated as of March 11, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 11, 2021, File No. 1-6196).								X
4.24.9
Twelfth Supplemental Indenture dated as of May 13, 2022 between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on May 13, 2022, File No. 1-6196).
X
4.24.10
Thirteenth Supplemental Indenture, dated as of June 8, 2023 between Piedmont Natural Gas Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. (incorporated by reference to exhibit 4.1 to registrant’s Current Report on Form 8-K filed on June 8, 2023, File No. 1-6196).
X
4.24.11
Fourteenth Supplemental Indenture, dated as of August 14, 2024, between the registrant and The Bank of New York Mellon Trust Company, N.A., as successor to Citibank, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 14, 2024, File No. 1-6196).
X
4.25	Medium-Term Note, Series A, dated as of October 6, 1993 (incorporated by reference to Exhibit 4.8 to registrant's Annual Report on Form 10-K for the year ended October 31, 1993, File No. 1-06196).								X
4.26
Form of 6% Medium-Term Note, Series E, dated as of December 19, 2003 (incorporated by reference to Exhibit 99.2 to registrant's Current Report on Form 8-K filed on December 23, 2003, File No. 1-06196).
X
4.27	Form of Master Global Note (incorporated by reference to Exhibit 4.4 to registrant's Registration Statement on Form S-3 filed on April 30, 1997, File No. 333-26161).								X
4.28
Pricing Supplement of Medium-Term Notes, Series B, dated October 4, 1996 (incorporated by reference to Exhibit 4.11 to registrant's Annual Report on Form 10-K for the year ended October 31, 1996, File No. 1-06196).
X
4.29
Agreement of Resignation, Appointment and Acceptance dated as of March 29, 2007, by and among Piedmont Natural Gas Company, Inc., Citibank, N.A., and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 2007, filed on June 8, 2007, File No. 1-06196).
X
4.30
Term Loan Credit Agreement, dated as of March 26, 2024, by and among Duke Energy Corporation, as Borrower, the lenders party thereto and PNC Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.6 to registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2024, filed on May 7, 2024, File No. 1-32853).
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
10.14.1**
Amendment to Duke Energy Corporation Executive Officer Severance Plan (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 6, 2024, File No. 1-32853).
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
X
10.33**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).
X
10.33.1**
Amendment to Duke Energy Corporation Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 6, 2024, File No. 1-32853).
X
10.33.2**
Amendment to Duke Energy Corporation Change-in-Control Agreement by and among Duke Energy Corporation and Harry K. Sideris (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 13, 2025, File No. 1-32853).
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
X
10.72
Equity Distribution Agreement, dated November 10, 2022, among Duke Energy Corporation and Barclays Capital, Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Mizuho Securities USA LLC, Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc., acting as sales agents, and Barclays Capital Inc., BofA Securities Inc., Credit Suisse Securities (USA) LLC, Mizuho Markets Americas LLC and Scotia Capital (USA) Inc. or their respective affiliates, acting as forward purchasers (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K, filed on November 10, 2022, File No. 1-32853).
X
*19	Duke Energy Corporation Securities Trading Policy, as amended May 9, 2024	X
*21	List of Subsidiaries	X
*23.1.1	Consent of Independent Registered Public Accounting Firm.	X
*23.1.2	Consent of Independent Registered Public Accounting Firm.		X
*23.1.3	Consent of Independent Registered Public Accounting Firm.				X
*23.1.4	Consent of Independent Registered Public Accounting Firm.					X
*23.1.5	Consent of Independent Registered Public Accounting Firm.						X
*23.1.6	Consent of Independent Registered Public Accounting Firm.							X
*23.1.7	Consent of Independent Registered Public Accounting Firm.								X
*24.1	Power of attorney authorizing Lynn J. Good and others to sign the Annual Report on behalf of the registrant and certain of its directors and officers.	X
*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*97**	Duke Energy Corporation Clawback Policy	X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because it's XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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
Date: February 27, 2025

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ LYNN J. GOOD
Lynn J. Good Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ LYNN J. GOOD
Lynn J. Good
Chair and Chief Executive Officer (Principal Executive Officer and Director)

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

 Date: February 27, 2025

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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
Date: February 27, 2025

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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
Date: February 27, 2025

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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
Date: February 27, 2025

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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
Date: February 27, 2025

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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
Date: February 27, 2025

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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
Date: February 27, 2025

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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
Date: February 27, 2025