Form 10-Q
period 2025-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2025-05-06
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at April 30, 2025:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	777,257,107
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2015 CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024 under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule

AFUDC	Allowance for funds used during construction

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CC	Combined Cycle

CCR	Coal Combustion Residuals

CPCN	Certificate of Public Convenience and Necessity

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ESP	Electric Security Plan

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GLOSSARY OF TERMS

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

HB 15	Ohio Substitute House Bill 15

HB 951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LGR	Legacy Generation Rider

LLC	Limited Liability Company

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plan

NCI	Noncontrolling Interests

NCUC	North Carolina Utilities Commission

NMC	National Methanol Company

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

Piedmont	Piedmont Natural Gas Company, Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

Robinson	Robinson Nuclear Plant

RTO	Regional Transmission Organization

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

VIE	Variable Interest Entity

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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2025	2024
Operating Revenues
Regulated electric	$7,064	$6,732
Regulated natural gas	1,105	866
Nonregulated electric and other	80	73
Total operating revenues	8,249	7,671
Operating Expenses
Fuel used in electric generation and purchased power	2,099	2,335
Cost of natural gas	374	232
Operation, maintenance and other	1,499	1,380
Depreciation and amortization	1,512	1,387
Property and other taxes	428	386
Total operating expenses	5,912	5,720
Gains on Sales of Other Assets and Other, net	6	12
Operating Income	2,343	1,963
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	11	17
Other income and expenses, net	132	169
Total other income and expenses	143	186
Interest Expense	889	817
Income From Continuing Operations Before Income Taxes	1,597	1,332
Income Tax Expense From Continuing Operations	193	178
Income From Continuing Operations	1,404	1,154
Loss From Discontinued Operations, net of tax	—	(3)
Net Income	1,404	1,151
Less: Net Income Attributable to Noncontrolling Interests	25	13
Net Income Attributable to Duke Energy Corporation	1,379	1,138
Less: Preferred Dividends	14	39
Net Income Available to Duke Energy Corporation Common Stockholders	$1,365	$1,099

Earnings Per Share – Basic and Diluted
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.76	$1.44
Weighted Average Shares Outstanding
Basic and Diluted	777	771
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net Income	$1,404	$1,151
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	—	16
Net unrealized (losses) gains on cash flow hedges	(10)	91
Reclassification into earnings from cash flow hedges	14	2
Net unrealized (losses) gains on fair value hedges	(41)	8
Unrealized gains (losses) on available-for-sale securities	3	(2)
Other Comprehensive (Loss) Income, net of tax	(34)	115
Comprehensive Income	1,370	1,266
Less: Comprehensive Income Attributable to Noncontrolling Interests	25	13
Comprehensive Income Attributable to Duke Energy	1,345	1,253
Less: Preferred Dividends	14	39
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,331	$1,214
(a)Net of income tax benefit of $10 million and income tax expense of $34 million for the three months ended March 31, 2025, and 2024, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$475	$314
Receivables (net of allowance for doubtful accounts of $204 at 2025 and $124 at 2024)	3,996	2,232
Receivables of VIEs (net of allowance for doubtful accounts of $85 at 2024)	10	1,889
Receivable from sales of Commercial Renewables Disposal Groups	558	551
Inventory (includes $509 at 2025 and $494 at 2024 related to VIEs)	4,418	4,509
Regulatory assets (includes $120 at 2025 and 2024 related to VIEs)	2,538	2,756
Assets held for sale	—	4
Other (includes $57 at 2025 and $90 at 2024 related to VIEs)	780	695
Total current assets	12,775	12,950
Property, Plant and Equipment
Cost	183,546	180,806
Accumulated depreciation and amortization	(58,672)	(57,503)
Net property, plant and equipment	124,874	123,303
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,674 at 2025 and $1,705 at 2024 related to VIEs)	14,200	14,254
Nuclear decommissioning trust funds	11,246	11,434
Operating lease right-of-use assets, net	1,219	1,148
Investments in equity method unconsolidated affiliates	357	353
Assets held for sale	—	89
Other	3,502	3,509
Total other noncurrent assets	49,827	50,090
Total Assets	$187,476	$186,343
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $207 at 2025 and $214 at 2024 related to VIEs)	$4,442	$5,479
Notes payable and commercial paper	2,568	3,584
Taxes accrued	794	851
Interest accrued	821	855
Current maturities of long-term debt (includes $110 at 2025 and $1,012 at 2024 related to VIEs)	4,180	4,349
Asset retirement obligations	643	650
Regulatory liabilities	1,298	1,425
Liabilities associated with assets held for sale	18	80
Other	1,861	2,084
Total current liabilities	16,625	19,357
Long-Term Debt (includes $1,783 at 2025 and $1,842 at 2024 related to VIEs)	79,700	76,340
Other Noncurrent Liabilities
Deferred income taxes	11,609	11,424
Asset retirement obligations	9,350	9,342
Regulatory liabilities	14,466	14,694
Operating lease liabilities	1,033	957
Accrued pension and other post-retirement benefit costs	426	434
Investment tax credits	888	894
Liabilities associated with assets held for sale	—	89
Other (includes $27 at 2024 related to VIEs)	1,585	1,556
Total other noncurrent liabilities	39,357	39,390
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2025 and 2024	973	973
Common stock, $0.001 par value, 2 billion shares authorized; 777 million and 776 million shares outstanding at 2025 and 2024	1	1
Additional paid-in capital	45,516	45,494
Retained earnings	3,986	3,431
Accumulated other comprehensive income	194	228
Total Duke Energy Corporation stockholders' equity	50,670	50,127
Noncontrolling interests	1,124	1,129
Total equity	51,794	51,256
Total Liabilities and Equity	$187,476	$186,343
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,404	$1,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,691	1,534
Equity component of AFUDC	(70)	(55)
Losses (Gains) on sales of Commercial Renewables Disposal Groups	4	(10)
Gains on sales of other assets	(6)	(12)
Deferred income taxes	192	149
Equity in earnings of unconsolidated affiliates	(11)	(17)
Payments for asset retirement obligations	(102)	(115)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	85	(33)
Receivables	150	226
Inventory	99	11
Other current assets	107	329
Increase (decrease) in
Accounts payable	(866)	(553)
Taxes accrued	(52)	(110)
Other current liabilities	(468)	(211)
Other assets	(64)	42
Other liabilities	84	148
Net cash provided by operating activities	2,177	2,474
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,148)	(3,208)
Contributions to equity method investments	—	(7)
Purchases of debt and equity securities	(1,966)	(946)
Proceeds from sales and maturities of debt and equity securities	2,051	985
Other	(237)	(166)
Net cash used in investing activities	(3,300)	(3,342)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,096	3,481
Issuance of common stock	7	4
Payments for the redemption of long-term debt	(996)	(1,392)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	—	294
Payments for the redemption of short-term debt with original maturities greater than 90 days	(5)	(535)
Notes payable and commercial paper	(1,050)	50
Dividends paid	(803)	(806)
Other	(11)	(67)
Net cash provided by financing activities	1,238	1,029
Net increase in cash, cash equivalents and restricted cash	115	161
Cash, cash equivalents and restricted cash at beginning of period	421	357
Cash, cash equivalents and restricted cash at end of period	$536	$518
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,900	$1,615
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024 and 2025
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income(c)	—	—	—	—	1,099	—	—	—	1,099	13	1,112
Other comprehensive income (loss)	—	—	—	—	—	101	(2)	16	115	—	115
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	16	—	—	—	—	16	—	16
Common stock dividends	—	—	—	—	(792)	—	—	—	(792)	—	(792)
Other	—	—	—	1	—	—	—	—	1	(1)	—
Balance at March 31, 2024	$1,962	772	$1	$44,937	$2,542	$199	$(17)	$(73)	$49,551	$1,087	$50,638

Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
Net income(c)	—	—	—	—	1,365	—	—	—	1,365	25	1,390
Other comprehensive (loss) income	—	—	—	—	—	(37)	3	—	(34)	—	(34)
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	22	—	—	—	—	22	—	22
Common stock dividends	—	—	—	—	(814)	—	—	—	(814)	—	(814)
Sale of Commercial Renewables Disposal Groups(b)	—	—	—	—	—	—	—	—	—	(18)	(18)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	4	—	—	—	4	(6)	(2)
Balance at March 31, 2025	$973	777	$1	$45,516	$3,986	$289	$(14)	$(81)	$50,670	$1,124	$51,794
(a)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
(b)See Note 2 for additional information.
(c)Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Revenues	$2,524	$2,407
Operating Expenses
Fuel used in electric generation and purchased power	803	860
Operation, maintenance and other	484	452
Depreciation and amortization	432	397
Property and other taxes	102	94
Total operating expenses	1,821	1,803
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	703	605
Other Income and Expenses, net	61	61
Interest Expense	200	180
Income Before Income Taxes	564	486
Income Tax Expense	51	56
Net Income and Comprehensive Income	$513	$430
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$46	$6
Receivables (net of allowance for doubtful accounts of $64 at 2025 and $18 at 2024)	1,168	266
Receivables of VIEs (net of allowance for doubtful accounts of $51 at 2024)	1	1,054
Receivables from affiliated companies	197	157
Notes receivable from affiliated companies	140	65
Inventory	1,488	1,536
Regulatory assets (includes $12 at 2025 and 2024 related to VIEs)	613	685
Other (includes $14 at 2025 and $9 at 2024 related to VIEs)	169	52
Total current assets	3,822	3,821
Property, Plant and Equipment
Cost	59,212	58,382
Accumulated depreciation and amortization	(19,382)	(19,090)
Net property, plant and equipment	39,830	39,292
Other Noncurrent Assets
Regulatory assets (includes $186 at 2025 and $189 at 2024 related to VIEs)	4,149	4,199
Nuclear decommissioning trust funds	6,377	6,468
Operating lease right-of-use assets, net	93	98
Other	1,141	1,127
Total other noncurrent assets	11,760	11,892
Total Assets	$55,412	$55,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,378	$1,809
Accounts payable to affiliated companies	484	241
Taxes accrued	165	627
Interest accrued	173	201
Current maturities of long-term debt (includes $10 at 2025 and $510 at 2024 related to VIEs)	23	521
Asset retirement obligations	253	247
Regulatory liabilities	600	618
Other	485	541
Total current liabilities	3,561	4,805
Long-Term Debt (includes $193 at 2025 and $198 at 2024 related to VIEs)	17,911	16,669
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,013	4,052
Asset retirement obligations	3,736	3,743
Regulatory liabilities	6,489	6,592
Operating lease liabilities	83	87
Accrued pension and other post-retirement benefit costs	23	24
Investment tax credits	313	317
Other (includes $15 at 2024 related to VIEs)	630	576
Total other noncurrent liabilities	15,287	15,391
Commitments and Contingencies
Equity
Member's equity	18,359	17,846
Accumulated other comprehensive loss	(6)	(6)
Total equity	18,353	17,840
Total Liabilities and Equity	$55,412	$55,005

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$513	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	500	463
Equity component of AFUDC	(32)	(28)
Deferred income taxes	13	14
Payments for asset retirement obligations	(43)	(36)
(Increase) decrease in
Receivables	158	14
Receivables from affiliated companies	(40)	30
Inventory	48	7
Other current assets	(63)	(23)
Increase (decrease) in
Accounts payable	(344)	(203)
Accounts payable to affiliated companies	243	35
Taxes accrued	(461)	(133)
Other current liabilities	(111)	(137)
Other assets	(16)	192
Other liabilities	24	(20)
Net cash provided by operating activities	389	605
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,019)	(952)
Purchases of debt and equity securities	(1,065)	(535)
Proceeds from sales and maturities of debt and equity securities	1,065	535
Notes receivable from affiliated companies	(75)	—
Other	(49)	(51)
Net cash used in investing activities	(1,143)	(1,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,239	1,011
Payments for the redemption of long-term debt	(508)	(7)
Notes payable to affiliated companies	—	(612)
Other	60	(1)
Net cash provided by financing activities	791	391
Net increase (decrease) in cash, cash equivalents and restricted cash	37	(7)
Cash, cash equivalents and restricted cash at beginning of period	16	19
Cash, cash equivalents and restricted cash at end of period	$53	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$782	$550
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024 and 2025
		Accumulated Other
		Comprehensive
		Loss
	Member's	Net Losses on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	430	—	430
Balance at March 31, 2024	$17,343	$(6)	$17,337

Balance at December 31, 2024	$17,846	$(6)	$17,840
Net income	513	—	513
Balance at March 31, 2025	$18,359	$(6)	$18,353

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Revenues	$3,467	$3,228
Operating Expenses
Fuel used in electric generation and purchased power	1,106	1,143
Operation, maintenance and other	688	628
Depreciation and amortization	631	587
Property and other taxes	172	158
Total operating expenses	2,597	2,516
Gains on Sales of Other Assets and Other, net	6	7
Operating Income	876	719
Other Income and Expenses, net	55	62
Interest Expense	275	260
Income Before Income Taxes	656	521
Income Tax Expense	110	86
Net Income and Comprehensive Income	$546	$435
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$87	$73
Receivables (net of allowance for doubtful accounts of $67 at 2025 and $39 at 2024)	1,455	707
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	8	835
Receivables from affiliated companies	97	25
Notes receivable from affiliated companies	1,053	—
Inventory (includes $509 at 2025 and $494 at 2024 related to VIEs)	2,107	2,086
Regulatory assets (includes $108 at 2025 and 2024 related to VIEs)	1,537	1,647
Other (includes $36 at 2025 and $75 at 2024 related to VIEs)	207	182
Total current assets	6,551	5,555
Property, Plant and Equipment
Cost	73,776	72,560
Accumulated depreciation and amortization	(24,105)	(23,586)
Net property, plant and equipment	49,671	48,974
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,488 at 2025 and $1,516 at 2024 related to VIEs)	6,641	6,618
Nuclear decommissioning trust funds	4,869	4,967
Operating lease right-of-use assets, net	678	625
Other	1,280	1,242
Total other noncurrent assets	17,123	17,107
Total Assets	$73,345	$71,636
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $201 at 2025 and $208 at 2024 related to VIEs)	$1,693	$2,170
Accounts payable to affiliated companies	690	507
Notes payable to affiliated companies	—	1,077
Taxes accrued	228	312
Interest accrued	254	232
Current maturities of long-term debt (includes $100 at 2025 and $502 at 2024 related to VIEs)	1,816	1,517
Asset retirement obligations	227	231
Regulatory liabilities	433	522
Other	719	792
Total current liabilities	6,060	7,360
Long-Term Debt (includes $1,530 at 2025 and $1,582 at 2024 related to VIEs)	24,917	22,829
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,353	5,263
Asset retirement obligations	4,328	4,317
Regulatory liabilities	5,188	5,258
Operating lease liabilities	621	557
Accrued pension and other post-retirement benefit costs	251	254
Investment tax credits	384	385
Other (includes $11 at 2024 related to VIEs)	343	357
Total other noncurrent liabilities	16,468	16,391
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2025 and 2024	—	—
Additional paid-in capital	12,130	11,830
Retained earnings	13,630	13,086
Accumulated other comprehensive loss	(10)	(10)
Total equity	25,750	24,906
Total Liabilities and Equity	$73,345	$71,636
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$546	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	744	669
Equity component of AFUDC	(24)	(18)
Deferred income taxes	68	(5)
Payments for asset retirement obligations	(40)	(68)
(Increase) decrease in
Receivables	120	103
Receivables from affiliated companies	(72)	87
Inventory	(12)	(86)
Other current assets	70	232
Increase (decrease) in
Accounts payable	(411)	(79)
Accounts payable to affiliated companies	183	84
Taxes accrued	(76)	(57)
Other current liabilities	(90)	(36)
Other assets	(118)	(134)
Other liabilities	11	27
Net cash provided by operating activities	899	1,154
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,409)	(1,373)
Purchases of debt and equity securities	(820)	(381)
Proceeds from sales and maturities of debt and equity securities	836	424
Notes receivable from affiliated companies	(1,053)	—
Other	(85)	(74)
Net cash used in investing activities	(2,531)	(1,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,857	498
Payments for the redemption of long-term debt	(474)	(73)
Notes payable to affiliated companies	(1,077)	(223)
Capital contribution from parent	300	—
Other	(2)	(1)
Net cash provided by financing activities	1,604	201
Net decrease in cash, cash equivalents and restricted cash	(28)	(49)
Cash, cash equivalents and restricted cash at beginning of period	160	135
Cash, cash equivalents and restricted cash at end of period	$132	$86
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$748	$680
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024 and 2025
			Accumulated Other Comprehensive Loss
			Net	Net Unrealized
	Additional		Losses on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860
Net income	—	435	—	—	—	435
Balance at March 31, 2024	$11,830	$11,475	$(1)	$(5)	$(4)	$23,295

Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906
Net income	—	546	—	—	—	546
Capital contribution from parent	300	—	—	—	—	300
Other	—	(2)	—	—	—	(2)
Balance at March 31, 2025	$12,130	$13,630	$(1)	$(5)	$(4)	$25,750
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Revenues	$2,018	$1,788
Operating Expenses
Fuel used in electric generation and purchased power	725	620
Operation, maintenance and other	398	375
Depreciation and amortization	357	339
Property and other taxes	60	51
Total operating expenses	1,540	1,385
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	478	404
Other Income and Expenses, net	37	36
Interest Expense	128	120
Income Before Income Taxes	387	320
Income Tax Expense	56	48
Net Income and Comprehensive Income	$331	$272

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$53	$24
Receivables (net of allowance for doubtful accounts of $42 at 2025 and $10 at 2024)	906	160
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	6	835
Receivables from affiliated companies	24	10
Notes receivable from affiliated companies	968	—
Inventory	1,333	1,341
Regulatory assets (includes $47 at 2025 and 2024 related to VIEs)	616	626
Other (includes $26 at 2025 and $40 at 2024 related to VIEs)	151	104
Total current assets	4,057	3,100
Property, Plant and Equipment
Cost	42,769	42,060
Accumulated depreciation and amortization	(16,252)	(15,930)
Net property, plant and equipment	26,517	26,130
Other Noncurrent Assets
Regulatory assets (includes $759 at 2025 and $775 at 2024 related to VIEs)	4,573	4,555
Nuclear decommissioning trust funds	4,564	4,636
Operating lease right-of-use assets, net	414	348
Other	752	724
Total other noncurrent assets	10,303	10,263
Total Assets	$40,877	$39,493
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$603	$749
Accounts payable to affiliated companies	436	306
Notes payable to affiliated companies	—	611
Taxes accrued	82	394
Interest accrued	96	122
Current maturities of long-term debt (includes $40 at 2025 and $443 at 2024 related to VIEs)	581	983
Asset retirement obligations	226	230
Regulatory liabilities	313	348
Other	359	427
Total current liabilities	2,696	4,170
Long-Term Debt (includes $789 at 2025 and $809 at 2024 related to VIEs)	13,489	11,371
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,410	2,344
Asset retirement obligations	4,122	4,104
Regulatory liabilities	4,535	4,570
Operating lease liabilities	409	332
Accrued pension and other post-retirement benefit costs	140	141
Investment tax credits	143	144
Other (includes $11 at 2024 related to VIEs)	182	196
Total other noncurrent liabilities	11,941	11,831
Commitments and Contingencies
Equity
Member's Equity	12,601	11,971
Total Liabilities and Equity	$40,877	$39,493
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$331	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	402	385
Equity component of AFUDC	(19)	(13)
Deferred income taxes	49	(21)
Payments for asset retirement obligations	(32)	(46)
(Increase) decrease in
Receivables	101	50
Receivables from affiliated companies	(14)	13
Inventory	8	(67)
Other current assets	(36)	97
Increase (decrease) in
Accounts payable	(56)	(31)
Accounts payable to affiliated companies	130	(38)
Taxes accrued	(311)	(47)
Other current liabilities	(73)	(49)
Other assets	(42)	(105)
Other liabilities	23	(11)
Net cash provided by operating activities	461	389
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(849)	(704)
Purchases of debt and equity securities	(767)	(351)
Proceeds from sales and maturities of debt and equity securities	767	351
Notes receivable from affiliated companies	(968)	—
Other	(34)	(12)
Net cash used in investing activities	(1,851)	(716)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,155	495
Payments for the redemption of long-term debt	(441)	(33)
Notes payable to affiliated companies	(611)	(137)
Capital contribution from parent	300	—
Other	(1)	—
Net cash provided by financing activities	1,402	325
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(2)
Cash, cash equivalents and restricted cash at beginning of period	69	51
Cash, cash equivalents and restricted cash at end of period	$81	$49
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$324	$259

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
March 31, 2024 and 2025
(in millions)	Member's Equity
Balance at December 31, 2023	$10,807
Net income	272
Balance at March 31, 2024	$11,079

Balance at December 31, 2024	$11,971
Net income	331
Capital contribution from parent	300
Other	(1)
Balance at March 31, 2025	$12,601

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Revenues	$1,444	$1,436
Operating Expenses
Fuel used in electric generation and purchased power	381	523
Operation, maintenance and other	286	251
Depreciation and amortization	274	248
Property and other taxes	112	106
Total operating expenses	1,053	1,128
Gains on Sales of Other Assets and Other, net	1	1
Operating Income	392	309
Other Income and Expenses, net	18	24
Interest Expense	118	111
Income Before Income Taxes	292	222
Income Tax Expense	58	43
Net Income and Comprehensive Income	$234	$179
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$16	$33
Receivables (net of allowance for doubtful accounts of $25 at 2025 and $29 at 2024)	545	544
Receivables of VIEs	2	—
Receivables from affiliated companies	75	21
Notes receivable from affiliated companies	86	—
Inventory (includes $509 at 2025 and $494 at 2024 related to VIEs)	773	745
Regulatory assets (includes $61 at 2025 and 2024 related to VIEs)	921	1,022
Other (includes $10 at 2025 and $35 at 2024 related to VIEs)	56	227
Total current assets	2,474	2,592
Property, Plant and Equipment
Cost	30,997	30,490
Accumulated depreciation and amortization	(7,846)	(7,650)
Net property, plant and equipment	23,151	22,840
Other Noncurrent Assets
Regulatory assets (includes $729 at 2025 and $741 at 2024 related to VIEs)	2,068	2,064
Nuclear decommissioning trust funds	305	331
Operating lease right-of-use assets, net	263	277
Other	479	465
Total other noncurrent assets	3,115	3,137
Total Assets	$28,740	$28,569
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $201 at 2025 and $208 at 2024 related to VIEs)	$1,087	$1,418
Accounts payable to affiliated companies	88	67
Notes payable to affiliated companies	—	466
Taxes accrued	147	60
Interest accrued	130	86
Current maturities of long-term debt (includes $60 at 2025 and $59 at 2024 related to VIEs)	1,235	534
Asset retirement obligations	1	1
Regulatory liabilities	120	174
Other	336	342
Total current liabilities	3,144	3,148
Long-Term Debt (includes $741 at 2025 and $773 at 2024 related to VIEs)	9,783	9,814
Other Noncurrent Liabilities
Deferred income taxes	3,046	3,024
Asset retirement obligations	206	213
Regulatory liabilities	653	688
Operating lease liabilities	212	225
Accrued pension and other post-retirement benefit costs	91	92
Investment tax credits	241	241
Other	151	143
Total other noncurrent liabilities	4,600	4,626
Commitments and Contingencies
Equity
Member's equity	11,218	10,986
Accumulated other comprehensive loss	(5)	(5)
Total equity	11,213	10,981
Total Liabilities and Equity	$28,740	$28,569
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$234	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	342	284
Equity component of AFUDC	(5)	(5)
Deferred income taxes	18	10
Payments for asset retirement obligations	(8)	(22)
(Increase) decrease in
Receivables	21	53
Receivables from affiliated companies	(54)	236
Inventory	(20)	(19)
Other current assets	254	132
Increase (decrease) in
Accounts payable	(356)	(48)
Accounts payable to affiliated companies	21	(14)
Taxes accrued	94	(51)
Other current liabilities	(21)	11
Other assets	(77)	(16)
Other liabilities	(6)	34
Net cash provided by operating activities	437	764
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(559)	(669)
Purchases of debt and equity securities	(53)	(30)
Proceeds from sales and maturities of debt and equity securities	69	73
Notes receivable from affiliated companies	(86)	—
Other	(51)	(62)
Net cash used in investing activities	(680)	(688)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	702	3
Payments for the redemption of long-term debt	(34)	(39)
Notes payable to affiliated companies	(466)	(86)
Other	(1)	(1)
Net cash provided by (used in) financing activities	201	(123)
Net decrease in cash, cash equivalents and restricted cash	(42)	(47)
Cash, cash equivalents and restricted cash at beginning of period	75	67
Cash, cash equivalents and restricted cash at end of period	$33	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$424	$421
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024 and 2025
		Accumulated
		Other
		Comprehensive
		Loss
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	179	—	179
Balance at March 31, 2024	$10,227	$(5)	$10,222

Balance at December 31, 2024	$10,986	$(5)	$10,981
Net income	234	—	234
Other	(2)	—	(2)
Balance at March 31, 2025	$11,218	$(5)	$11,213
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Revenues
Regulated electric	$487	$458
Regulated natural gas	279	220
Total operating revenues	766	678
Operating Expenses
Fuel used in electric generation and purchased power	149	138
Cost of natural gas	101	61
Operation, maintenance and other	124	126
Depreciation and amortization	112	99
Property and other taxes	116	102
Total operating expenses	602	526
Operating Income	164	152
Other Income and Expenses, net	5	6
Interest Expense	47	45
Income Before Income Taxes	122	113
Income Tax Expense	22	19
Net Income and Comprehensive Income	$100	$94
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$12	$24
Receivables (net of allowance for doubtful accounts of $46 at 2025 and $43 at 2024)	482	447
Receivables from affiliated companies	12	11
Notes receivable from affiliated companies	25	28
Inventory	184	183
Regulatory assets	73	88
Other	19	30
Total current assets	807	811
Property, Plant and Equipment
Cost	14,122	13,918
Accumulated depreciation and amortization	(3,751)	(3,674)
Net property, plant and equipment	10,371	10,244
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	692	705
Operating lease right-of-use assets, net	6	6
Other	84	82
Total other noncurrent assets	1,702	1,713
Total Assets	$12,880	$12,768
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$282	$313
Accounts payable to affiliated companies	69	52
Notes payable to affiliated companies	227	162
Taxes accrued	308	363
Interest accrued	54	49
Current maturities of long-term debt	290	245
Asset retirement obligations	7	8
Regulatory liabilities	51	34
Other	73	67
Total current liabilities	1,361	1,293
Long-Term Debt	3,851	3,895
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,311	1,314
Asset retirement obligations	131	131
Regulatory liabilities	460	465
Operating lease liabilities	6	6
Accrued pension and other post-retirement benefit costs	90	89
Other	85	91
Total other noncurrent liabilities	2,083	2,096
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2025 and 2024	762	762
Additional paid-in capital	3,119	3,118
Retained earnings	1,679	1,579
Total equity	5,560	5,459
Total Liabilities and Equity	$12,880	$12,768

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113	100
Equity component of AFUDC	(3)	—
Deferred income taxes	(11)	2
Payments for asset retirement obligations	(1)	(1)
(Increase) decrease in
Receivables	(36)	12
Receivables from affiliated companies	(1)	65
Inventory	(1)	(5)
Other current assets	35	100
Increase (decrease) in
Accounts payable	(15)	(20)
Accounts payable to affiliated companies	17	(2)
Taxes accrued	(54)	(67)
Other current liabilities	26	(7)
Other assets	2	7
Other liabilities	—	(17)
Net cash provided by operating activities	171	261
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(224)	(217)
Notes receivable from affiliated companies	3	(166)
Other	(26)	(10)
Net cash used in investing activities	(247)	(393)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	424
Notes payable to affiliated companies	65	(307)
Other	(1)	(4)
Net cash provided by financing activities	64	113
Net decrease in cash and cash equivalents	(12)	(19)
Cash and cash equivalents at beginning of period	24	24
Cash and cash equivalents at end of period	$12	$5
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$95	$84

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024 and 2025
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	94	94
Balance at March 31, 2024	$762	$3,100	$1,332	$5,194

Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
Net income	—	—	100	100
Other	—	1	—	1
Balance at March 31, 2025	$762	$3,119	$1,679	$5,560
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Revenues	$858	$759
Operating Expenses
Fuel used in electric generation and purchased power	260	271
Operation, maintenance and other	195	180
Depreciation and amortization	192	169
Property and other taxes	18	14
Total operating expenses	665	634
Operating Income	193	125
Other Income and Expenses, net	10	13
Interest Expense	59	57
Income Before Income Taxes	144	81
Income Tax Expense	18	14
Net Income	$126	$67
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	—	(1)
Comprehensive Income	$126	$66

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$9	$13
Receivables (net of allowance for doubtful accounts of $17 at 2025 and $15 at 2024)	466	423
Receivables from affiliated companies	1	1
Inventory	541	586
Regulatory assets	142	113
Other	109	69
Total current assets	1,268	1,205
Property, Plant and Equipment
Cost	20,210	19,970
Accumulated depreciation and amortization	(7,008)	(6,848)
Net property, plant and equipment	13,202	13,122
Other Noncurrent Assets
Regulatory assets	1,031	1,040
Operating lease right-of-use assets, net	35	37
Other	254	323
Total other noncurrent assets	1,320	1,400
Total Assets	$15,790	$15,727
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$286	$257
Accounts payable to affiliated companies	85	57
Notes payable to affiliated companies	20	10
Taxes accrued	105	168
Interest accrued	73	59
Current maturities of long-term debt	4	4
Asset retirement obligations	156	164
Regulatory liabilities	205	183
Other	167	183
Total current liabilities	1,101	1,085
Long-Term Debt	4,644	4,644
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,496	1,494
Asset retirement obligations	1,108	1,104
Regulatory liabilities	1,351	1,404
Operating lease liabilities	31	33
Accrued pension and other post-retirement benefit costs	83	82
Investment tax credits	186	186
Other	21	19
Total other noncurrent liabilities	4,276	4,322
Commitments and Contingencies
Equity
Member's equity	5,619	5,526
Total equity	5,619	5,526
Total Liabilities and Equity	$15,790	$15,727

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	192	170
Equity component of AFUDC	(7)	(2)
Deferred income taxes	(16)	24
Payments for asset retirement obligations	(18)	(12)
(Increase) decrease in
Receivables	(45)	35
Receivables from affiliated companies	—	(6)
Inventory	46	48
Other current assets	(37)	30
Increase (decrease) in
Accounts payable	9	(39)
Accounts payable to affiliated companies	28	(57)
Taxes accrued	(63)	9
Other current liabilities	8	32
Other assets	79	(13)
Other liabilities	(27)	(7)
Net cash provided by operating activities	275	279
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(234)	(275)
Purchases of debt and equity securities	(39)	(5)
Proceeds from sales and maturities of debt and equity securities	112	4
Notes receivable from affiliated companies	—	(117)
Other	(94)	(24)
Net cash used in investing activities	(255)	(417)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	298
Notes payable to affiliated companies	10	(120)
Distributions to parent	(33)	(42)
Other	(1)	(1)
Net cash (used in) provided by financing activities	(24)	135
Net decrease in cash and cash equivalents	(4)	(3)
Cash and cash equivalents at beginning of period	13	8
Cash and cash equivalents at end of period	$9	$5
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$146	$88
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024 and 2025
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2023	$5,012	$1	$5,013
Net income	67	—	67
Other	(1)	(1)	(2)
Balance at March 31, 2024	$5,078	$—	$5,078

Balance at December 31, 2024	$5,526	$—	$5,526
Net income	126	—	126
Distributions to parent	(33)	—	(33)
Balance at March 31, 2025	$5,619	$—	$5,619

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Revenues
Regulated natural gas	$850	$669
Nonregulated natural gas and other	7	7
Operating Revenues	$857	$676
Operating Expenses
Cost of natural gas	272	170
Operation, maintenance and other	96	95
Depreciation and amortization	70	62
Property and other taxes	18	15
Total operating expenses	456	342
Operating Income	401	334
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	2	2
Other income and expenses, net	11	15
Total other income and expenses	13	17
Interest Expense	47	45
Income Before Income Taxes	367	306
Income Tax Expense	76	60
Net Income and Comprehensive Income	$291	$246
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$10	$2
Receivables (net of allowance for doubtful accounts of $10 at 2025 and 2024)	404	368
Receivables from affiliated companies	12	16
Inventory	61	78
Regulatory assets	109	158
Other	10	11
Total current assets	606	633
Property, Plant and Equipment
Cost	12,956	12,780
Accumulated depreciation and amortization	(2,487)	(2,432)
Net property, plant and equipment	10,469	10,348
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	435	421
Operating lease right-of-use assets, net	3	4
Investments in equity method unconsolidated affiliates	76	76
Other	271	268
Total other noncurrent assets	834	818
Total Assets	$11,909	$11,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$209	$237
Accounts payable to affiliated companies	49	26
Notes payable to affiliated companies	580	739
Taxes accrued	123	84
Interest accrued	50	45
Current maturities of long-term debt	205	205
Regulatory liabilities	9	68
Other	79	76
Total current liabilities	1,304	1,480
Long-Term Debt	3,799	3,798
Other Noncurrent Liabilities
Deferred income taxes	1,013	1,018
Asset retirement obligations	29	29
Regulatory liabilities	960	956
Operating lease liabilities	2	7
Accrued pension and other post-retirement benefit costs	6	7
Other	151	150
Total other noncurrent liabilities	2,161	2,167
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2025 and 2024	1,635	1,635
Retained earnings	3,009	2,718
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,644	4,353
Noncontrolling interests	1	1
Total equity	4,645	4,354
Total Liabilities and Equity	$11,909	$11,799

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$291	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	63
Equity component of AFUDC	(4)	(6)
Deferred income taxes	(13)	(15)
Equity in earnings from unconsolidated affiliates	(2)	(2)
(Increase) decrease in
Receivables	(38)	13
Receivables from affiliated companies	4	(2)
Inventory	17	48
Other current assets	55	20
Increase (decrease) in
Accounts payable	(27)	(43)
Accounts payable to affiliated companies	23	2
Taxes accrued	39	12
Other current liabilities	(54)	(1)
Other assets	(7)	(2)
Other liabilities	(2)	9
Net cash provided by operating activities	353	342
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(182)	(294)
Other	(3)	(18)
Net cash used in investing activities	(185)	(312)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	(159)	(30)
Other	(1)	—
Net cash used in financing activities	(160)	(30)
Net increase in cash and cash equivalents	8	—
Cash and cash equivalents at beginning of period	2	—
Cash and cash equivalents at end of period	$10	$—
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$114	$195

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024 and 2025
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	246	246	—	246
Balance at March 31, 2024	$1,635	$2,662	$4,297	$1	$4,298

Balance at December 31, 2024	$1,635	$2,718	$4,353	$1	$4,354
Net income	—	291	291	—	291
Balance at March 31, 2025	$1,635	$3,009	$4,644	$1	$4,645

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024.
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented. A portion of NCI on Duke Energy's Condensed Consolidated Balance Sheet as of December 31, 2024, relates to discontinued operations. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.

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

	March 31, 2025					December 31, 2024
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$475	$46	$87	$53	$16	$314	$6	$73	$24	$33
Other	39	6	34	23	10	84	9	76	40	35
Other Noncurrent Assets
Other	22	1	11	5	7	20	1	11	5	7
Total cash, cash equivalents and restricted cash	$536	$53	$132	$81	$33	$418	$16	$160	$69	$75
INVENTORY
Provisions for inventory write-offs were not material at March 31, 2025, and December 31, 2024. The components of inventory are presented in the tables below.

	March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,413	$1,133	$1,677	$1,090	$586	$155	$399	$12
Coal	700	309	233	137	96	18	140	—
Natural gas, oil and other fuel	305	46	197	106	91	11	2	49
Total inventory	$4,418	$1,488	$2,107	$1,333	$773	$184	$541	$61

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,387	$1,150	$1,649	$1,074	$576	$149	$389	$11
Coal	801	341	241	164	77	23	196	—
Natural gas, oil and other fuel	321	45	196	103	92	11	1	67
Total inventory	$4,509	$1,536	$2,086	$1,341	$745	$183	$586	$78
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the arrangement in Other within Other noncurrent assets on the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024.
ACCOUNTS PAYABLE
Duke Energy has a voluntary supply chain finance program (the “program”) that allows Duke Energy suppliers, at their sole discretion, to sell their receivables from Duke Energy to a global financial institution at a rate that leverages Duke Energy’s credit rating and which may result in favorable terms compared to the rate available to the supplier on their own credit rating. Suppliers participating in the program determine at their sole discretion which invoices they will sell to the financial institution. Suppliers’ decisions on which invoices are sold do not impact Duke Energy’s payment terms which are based on commercial terms negotiated between Duke Energy and the supplier regardless of program participation. The commercial terms negotiated between Duke Energy and its suppliers are consistent regardless of whether the supplier elects to participate in the program. Duke Energy does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. Duke Energy does not have an economic interest in the supplier’s decision to participate in the program and receives no interest, fees or other benefit from the financial institution based on supplier participation in the program.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
The following table presents the amounts included within Accounts payable on the Condensed Consolidated Balance Sheets sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31, 2024 and 2025
			Duke
	Duke	Progress	Energy
(in millions)	Energy	Energy	Florida	Piedmont
Confirmed obligations outstanding at December 31, 2023	$50	$3	$3	$47
Invoices confirmed during the period	57	1	1	56
Confirmed invoices paid during the period	(31)	(2)	(2)	(29)
Confirmed obligations outstanding at March 31, 2024	$76	$2	$2	$74

Confirmed obligations outstanding at December 31, 2024	$13	$1	$1	$12
Invoices confirmed during the period	18	—	—	18
Confirmed invoices paid during the period	(13)	(1)	(1)	(12)
Confirmed obligations outstanding at March 31, 2025	$18	$—	$—	$18
NEW ACCOUNTING STANDARDS
No new accounting standards were adopted by the Duke Energy Registrants in 2025.
2. DISPOSITIONS
Sale of Commercial Renewables Segment
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. Duke Energy closed on the transaction with Brookfield on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. The balance of the remaining proceeds to be received of $558 million is included in Receivable from sales of Commercial Renewables Disposal Groups, as of March 31, 2025, and $551 million as of December 31, 2024, on Duke Energy's Condensed Consolidated Balance Sheets. On April 28, 2025, Duke Energy received the remaining sale proceeds from Brookfield.
In January 2025, a sale of the remaining Commercial Renewables business assets was completed and proceeds from that disposition were not material.
Assets Held For Sale and Discontinued Operations
The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022. No interest from corporate level debt was allocated to discontinued operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations for all periods presented.

FINANCIAL STATEMENTS	DISPOSITIONS
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Duke Energy's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2025	December 31, 2024
Current Assets Held for Sale
Other	$—	$4
Total current assets held for sale	—	4
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	—	109
Accumulated depreciation and amortization	—	(24)
Net property, plant and equipment	—	85
Operating lease right-of-use assets, net	—	4
Total other noncurrent assets held for sale	—	4
Total Assets Held for Sale	$—	$93
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$18	$19
Taxes accrued	—	1
Current maturities of long-term debt	—	43
Unrealized losses on commodity hedges	—	13
Other	—	4
Total current liabilities associated with assets held for sale	18	80
Noncurrent Liabilities Associated with Assets Held for Sale
Operating lease liabilities	—	5
Asset retirement obligations	—	5
Unrealized losses on commodity hedges	—	66
Other	—	13
Total other noncurrent liabilities associated with assets held for sale	—	89
Total Liabilities Associated with Assets Held for Sale	$18	$169
As of March 31, 2025, the remaining held for sale liability balance relates to Disposal Group assets previously sold and is expected to settle by December 31, 2025.
As of December 31, 2024, the noncontrolling interest balance is $18 million.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating revenues	$4	$(6)
Operation, maintenance and other	1	4
Interest expense	—	2
Loss (Gain) on disposal	4	(10)
Loss before income taxes	(1)	(2)
Income tax (benefit) expense	(1)	1
Net loss from discontinued operations attributable to Duke Energy Corporation	$—	$(3)
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Condensed Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Cash flows used in:
Operating activities	$(3)	$(3)

FINANCIAL STATEMENTS	DISPOSITIONS
Other Sale-Related Matters
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,125	$1,116	$8,241	$8	$—	$8,249
Intersegment revenues	15	24	39	34	(73)	—
Total operating revenues	$7,140	$1,140	$8,280	$42	$(73)	$8,249
Less:
Fuel used in electric generation and purchased power	$2,119	$—	$2,119	$—	$(20)	$2,099
Cost of natural gas	—	374	374	—	—	374
Operation, maintenance and other	1,424	125	1,549	2	(52)	1,499
Depreciation and amortization	1,334	107	1,441	77	(6)	1,512
Property and other taxes	378	47	425	3	—	428
Interest expense	530	65	595	318	(24)	889
Income tax expense (benefit)	189	91	280	(87)	—	193
Other Segment Items						—
Noncontrolling interests(a)	25	—	25	—	—	25
Preferred dividends	—	—	—	14	—	14
Add: Equity in earnings of unconsolidated affiliates	—	5	5	6	—	11
Add: Other(b)	135	13	148	19	(29)	138
Segment income (loss)	$1,276	$349	$1,625	$(260)	$—	$1,365
Net income available to Duke Energy Corporation Common Stockholders						$1,365
Add back: Net income attributable to noncontrolling interest						25
Add back: Preferred dividends						14
Net Income						$1,404
Capital investments expenditures and acquisitions	$2,814	$249	$3,063	$85	$—	$3,148
Segment assets	164,794	18,233	183,027	4,449	—	187,476

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended March 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,785	$879	$7,664	$7	$—	$7,671
Intersegment revenues	18	23	41	31	(72)	—
Total operating revenues	$6,803	$902	$7,705	$38	$(72)	$7,671
Less:
Fuel used in electric generation and purchased power	$2,355	$—	$2,355	$—	$(20)	$2,335
Cost of natural gas	—	232	232	—	—	232
Operation, maintenance and other	1,317	129	1,446	(18)	(48)	1,380
Depreciation and amortization	1,225	98	1,323	71	(7)	1,387
Property and other taxes	337	46	383	3	—	386
Interest expense	499	61	560	294	(37)	817
Income tax expense (benefit)	173	69	242	(64)	—	178
Other Segment Items
Noncontrolling interests(a)	13	—	13	—	—	13
Preferred dividends	—	—	—	39	—	39
Add: Equity in earnings of unconsolidated affiliates	1	—	1	17	(1)	17
Add: Other(b)	136	17	153	67	(39)	181
Segment income (loss)	$1,021	$284	$1,305	$(203)	$—	$1,102
Discontinued Operations						(3)
Net income available to Duke Energy Corporation Common Stockholders						$1,099
Add back: Net Income available to noncontrolling interest						13
Add back: Preferred dividends						39
Net Income						$1,151
Capital investments expenditures and acquisitions	$2,746	$382	$3,128	$87	$—	$3,215
Segment assets	156,606	17,464	174,070	4,600	—	178,670
(a)Net income attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,524	$—	$2,524
Less:
Fuel used in electric generation and purchased power	$803	$—	$803
Operation, maintenance and other	474	10	484
Depreciation and amortization	432	—	432
Property and other taxes	102	—	102
Interest expense	200	—	200
Income tax expense (benefit)	53	(2)	51
Add: Other segment items(a)	61	—	61
Segment income (loss) / Net income	$521	$(8)	$513
Capital expenditures	$1,019	$—	$1,019
Segment assets	55,035	377	55,412

	Three Months Ended March 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,407	$—	$2,407
Less:
Fuel used in electric generation and purchased power	$860	$—	$860
Operation, maintenance and other	441	11	452
Depreciation and amortization	397	—	397
Property and other taxes	94	—	94
Interest expense	180	—	180
Income tax expense (benefit)	58	(2)	56
Add: Other segment items(a)	62	—	62
Segment income (loss) / Net income	$439	$(9)	$430
Capital expenditures	$952	$—	$952
Segment assets	52,487	205	52,692
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Progress Energy
Progress Energy has one reportable segment, EU&I. The remainder of Progress Energy's operations is presented as Other.

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$3,462	$5	$3,467
Less:
Fuel used in electric generation and purchased power	$1,106	$—	$1,106
Operation, maintenance and other	673	15	688
Depreciation and amortization	631	—	631
Property and other taxes	172	—	172
Interest expense	246	29	275
Income tax expense (benefit)	118	(8)	110
Add: Other segment items(a)	61	—	61
Segment income (loss) / Net income	$577	$(31)	$546
Capital expenditures	$1,409	$—	$1,409
Segment assets	68,341	5,004	73,345

	Three Months Ended March 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$3,224	$4	$3,228
Less:
Fuel used in electric generation and purchased power	$1,143	$—	$1,143
Operation, maintenance and other	616	12	628
Depreciation and amortization	587	—	587
Property and other taxes	157	1	158
Interest expense	231	29	260
Income tax expense (benefit)	95	(9)	86
Add: Other segment items(a)	61	8	69
Segment income (loss) / Net income	$456	$(21)	$435
Capital expenditures	$1,373	$—	$1,373
Segment assets	63,861	3,861	67,722
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Progress
Duke Energy Progress has one reportable segment, EU&I. The remainder of Duke Energy Progress' operations is presented as Other.

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,018	$—	$2,018
Less:
Fuel used in electric generation and purchased power	$725	$—	$725
Operation, maintenance and other	391	7	398
Depreciation and amortization	357	—	357
Property and other taxes	60	—	60
Interest expense	128	—	128
Income tax expense (benefit)	58	(2)	56
Add: Other segment items(a)	39	(2)	37
Segment income (loss) / Net income	$338	$(7)	$331
Capital expenditures	$849	$—	$849
Segment assets	39,788	1,089	40,877

	Three Months Ended March 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,788	$—	$1,788
Less:
Fuel used in electric generation and purchased power	$620	$—	$620
Operation, maintenance and other	369	6	375
Depreciation and amortization	339	—	339
Property and other taxes	51	—	51
Interest expense	120	—	120
Income tax expense (benefit)	50	(2)	48
Add: Other segment items(a)	36	1	37
Segment income (loss) / Net income	$275	$(3)	$272
Capital expenditures	$704	$—	$704
Segment assets	37,390	104	37,494
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I. The remainder of Duke Energy Florida's operations is presented as Other.

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,444	$—	$1,444
Less:
Fuel used in electric generation and purchased power	$381	$—	$381
Operation, maintenance and other	282	4	286
Depreciation and amortization	274	—	274
Property and other taxes	112	—	112
Interest expense	118	—	118
Income tax expense (benefit)	60	(2)	58
Add: Other segment items(a)	22	(3)	19
Segment income (loss) / Net income	$239	$(5)	$234
Capital expenditures	$559	$—	$559
Segment assets	28,553	187	28,740

	Three Months Ended March 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,436	$—	$1,436
Less:
Fuel used in electric generation and purchased power	$523	$—	$523
Operation, maintenance and other	247	4	251
Depreciation and amortization	248	—	248
Property and other taxes	106	—	106
Interest expense	111	—	111
Income tax expense (benefit)	45	(2)	43
Add: Other segment items(a)	25	—	25
Segment income (loss) / Net income	$181	$(2)	$179
Capital expenditures	$669	$—	$669
Segment assets	26,471	27	26,498
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$487	$279	$766	$—	$766
Less:
Fuel used in electric generation and purchased power	$149	$—	$149	$—	$149
Cost of natural gas	—	101	101	—	101
Operation, maintenance and other	92	29	121	3	124
Depreciation and amortization	76	36	112	—	112
Property and other taxes	86	30	116	—	116
Interest expense	31	16	47	—	47
Income tax expense (benefit)	9	14	23	(1)	22
Add: Other segment items(a)	4	2	6	(1)	5
Segment income (loss) / Net income	$48	$55	$103	$(3)	$100
Capital expenditures	$157	$67	$224	$—	$224
Segment assets	8,303	4,524	12,827	53	12,880

	Three Months Ended March 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$458	$220	$678	$—	$678
Less:
Fuel used in electric generation and purchased power	$138	$—	$138	—	$138
Cost of natural gas	—	61	61	—	61
Operation, maintenance and other	93	32	125	1	126
Depreciation and amortization	66	33	99	—	99
Property and other taxes	71	31	102	—	102
Interest expense	29	15	44	1	45
Income tax expense (benefit)	10	9	19	—	19
Add: Other segment items(a)	4	2	6	—	6
Segment income (loss) / Net income	$55	$41	$96	$(2)	$94
Capital expenditures	$137	$80	$217	$—	$217
Segment assets	7,935	4,350	12,285	20	12,305
(a)    Other segment items for EU&I and GU&I include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Indiana
Duke Energy Indiana has one reportable segment, EU&I. The remainder of Duke Energy Indiana's operations is presented as Other.

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$858	$—	$858
Less:
Fuel used in electric generation and purchased power	$260	$—	$260
Operation, maintenance and other	193	2	195
Depreciation and amortization	192	—	192
Property and other taxes	18	—	18
Interest expense	60	(1)	59
Income tax expense (benefit)	18	—	18
Add: Other segment items(a)	10	—	10
Segment income (loss) / Net income	$127	$(1)	$126
Capital expenditures	$234	$—	$234
Segment assets	15,782	8	15,790

	Three Months Ended March 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$759	$—	$759
Less:
Fuel used in electric generation and purchased power	$271	$—	$271
Operation, maintenance and other	178	2	180
Depreciation and amortization	169	—	169
Property and other taxes	14	—	14
Interest expense	57	—	57
Income tax expense (benefit)	14	—	14
Add: Other segment items(a)	13	—	13
Segment income (loss) / Net income	$69	$(2)	$67
Capital expenditures	$275	$—	$275
Segment assets	14,921	19	14,940
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Piedmont
Piedmont has one reportable segment, GU&I. The remainder of Piedmont's operations is presented as Other.

	Three Months Ended March 31, 2025
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$857	$—	$857
Less:
Cost of natural gas	$272	$—	$272
Operation, maintenance and other	94	2	96
Depreciation and amortization	70	—	70
Property and other taxes	18	—	18
Interest expense	47	—	47
Income tax expense (benefit)	76	—	76
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	2	2
Add: Other(a)	11	—	11
Segment income (loss) / Net income	$291	$—	$291
Capital expenditures	$182	$—	$182
Segment assets	11,818	91	11,909

	Three Months Ended March 31, 2024
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$676	$—	$676
Less:
Cost of natural gas	$170	$—	$170
Operation, maintenance and other	95	—	95
Depreciation and amortization	62	—	62
Property and other taxes	15	—	15
Interest expense	45	—	45
Income tax expense (benefit)	59	1	60
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	2	2
Add: Other(a)	15	—	15
Segment income (loss) / Net income	$245	$1	$246
Capital expenditures	$294	$—	$294
Segment assets	11,099	93	11,192
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas and Duke Energy Progress
Hurricanes Debby and Helene
In 2024, hurricanes Debby and Helene significantly impacted the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. As of March 31, 2025, the total cumulative operations and maintenance expense incurred for restoration and rebuilding of infrastructure associated with the hurricanes was approximately $764 million ($554 million and $210 million for Duke Energy Carolinas and Duke Energy Progress, respectively). The reduction in cumulative operations and maintenance expense compared to December 31, 2024, of $58 million for Duke Energy Carolinas and $38 million for Duke Energy Progress, was recorded as a reduction in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. In addition, through March 31, 2025, there have been cumulative capital investments of $556 million ($404 million and $152 million for Duke Energy Carolinas and Duke Energy Progress, respectively) associated with the hurricanes. Amounts are net of expected insurance recoveries and could change going forward as storm restoration and rebuild work is finalized. Additional estimated capital costs of approximately $100 million is expected to be incurred through the first half of 2026 to rebuild the systems from hurricane damage.
North Carolina Storm Cost Securitization
In December 2024, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for review and approval of storm recovery costs (Phase 1) with the NCUC to securitize the North Carolina-retail allocable share of storm costs associated with hurricanes Helene, Debby and Ian, as well as Hurricane Zeta and Winter Storm Izzy, and the establishment of storm reserves for $200 million at Duke Energy Carolinas and $100 million at Duke Energy Progress. On February 3, 2025, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for financing orders (Phase 2). In February 2025, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement with the North Carolina Public Staff and other intervening parties that resolved all issues between the parties in the Phase 1 proceeding and removed the establishment of storm reserves from the securitization proceeding. Further, the settlement outlined agreement on certain issues in the Phase 2 proceeding. The evidentiary hearing for Phase 1 was held on February 13, 2025.
On April 16, 2025, the NCUC issued its Phase 1 order approving the settlement and determining that approximately $584 million for Duke Energy Carolinas and $461 million for Duke Energy Progress in storm recovery costs are reasonable and prudent and eligible for securitization. The order authorizes the companies to proceed to Phase 2 of the securitization process. On April 15, 2025, Duke Energy Carolinas and Duke Energy Progress filed a settlement with the North Carolina Public Staff resolving all remaining issues in Phase 2. The evidentiary hearing for Phase 2 was held on April 21, 2025, and a Phase 2 order is expected in June 2025. Subject to NCUC approval of Phase 2, Duke Energy Carolinas and Duke Energy Progress expect to securitize the North Carolina-retail allocable share of storm costs by the end of 2025.
South Carolinas Storm Cost Securitization
On March 21, 2025, Duke Energy Carolinas filed a petition for storm securitization with the PSCSC for authorization to finance the estimated South Carolina-retail allocable share of storm costs of $604 million primarily related to Hurricane Helene storm recovery activities and inclusive of funding $25 million related to storm reserves. On April 7, 2025, the PSCSC issued a procedural schedule, scheduling an evidentiary hearing in June 2025 and the issuance of a financing order by August 1, 2025. The petition assumes a November 30, 2025 bond issuance. Subject to PSCSC approval, Duke Energy Carolinas expects to securitize its South Carolina-retail allocable share of storm costs by the end of 2025. Due to the relatively low level of storm costs incurred by Duke Energy Progress in South Carolina, Duke Energy Progress will not seek to pursue securitization of those costs and has offset those costs against established storm reserve balances.
Duke Energy Carolinas
Oconee Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal (SLR) application for Oconee with the NRC to renew the operating licenses. On March 31, 2025, the NRC issued the subsequent renewed licenses for Oconee, allowing an additional 20 years of operation to 2053 (units 1 and 2) and 2054 (unit 3).
2023 North Carolina Rate Case
In January 2023, Duke Energy Carolinas filed a performance-based regulation (PBR) application with the NCUC to request an increase in base rate retail revenues. The PBR application included a multiyear rate plan (MYRP) to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB 951.
In August 2023, Duke Energy Carolinas filed with the NCUC a partial settlement with the North Carolina Public Staff in connection with its PBR application. The partial settlement included, among other things, agreement on a substantial portion of the North Carolina retail rate base for the historic base case of approximately $19.5 billion and all of the capital projects and related costs to be included in the three-year MYRP, including $4.6 billion (North Carolina retail allocation) projected to go in service over the MYRP period. Additionally, the partial settlement included agreement, with certain adjustments, on depreciation rates, the recovery of grid improvement plan costs and PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application. On August 28, 2023, Duke Energy Carolinas filed with the NCUC a second partial settlement with the North Carolina Public Staff resolving additional issues, including the future treatment of nuclear PTCs related to the IRA, through a stand-alone rider that would provide the benefits to customers. This stand-alone rider was effective in rates beginning January 1, 2025.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
In February 2024, a number of parties filed Notices of Appeal of the December 15, 2023, NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of electric membership cooperatives (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Progress PBR application. Briefing is complete and oral arguments occurred on February 13, 2025. Duke Energy Carolinas anticipates a decision to be issued no later than the fourth quarter of 2025.
Duke Energy Progress
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
In April 2023, Duke Energy Progress filed with the NCUC a partial settlement with North Carolina Public Staff, which included agreement on many aspects of Duke Energy Progress' three-year MYRP proposal. In May 2023, CIGFUR II joined this partial settlement and North Carolina Public Staff and CIGFUR II filed a separate settlement reaching agreement on PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application.
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
In October 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties are appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. In November 2023, the AGO filed a Notice of Cross Appeal of the NCUC's determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. In November 2023, Duke Energy Progress, the North Carolina Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Carolinas PBR application. Briefing is complete and oral arguments occurred in February 2025. Duke Energy Progress anticipates a decision to be issued no later than the fourth quarter of 2025.
Person County Combined Cycle CPCN
On February 7, 2025, Duke Energy Progress filed with the NCUC its application to construct and operate a second 1,360-MW hydrogen-capable, advanced-class CC unit in Person County at the Roxboro Plant. NCEMC has also notified Duke Energy Progress of NCEMC's intent to co-own approximately 225 MW of the second CC and Duke Energy Progress and NCEMC plan to begin negotiations on the contractual arrangement in the second quarter of 2025. NCEMC has the right to co-own the facility under its existing supply agreement with Duke Energy Progress. Pending regulatory approvals, construction of the second CC is planned to start in 2026 with the unit targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Progress noted that the recovery of Construction Work in Progress during the construction period for the proposed facility may be pursued in a future rate case. The 2030 North Carolina retail revenue requirement for the proposed facility is estimated to be $113 million, representing an approximate average retail rate increase of 2.6% across all classes. The air permit issued by the NCDEQ in December 2024, also pertains to the second CC. An evidentiary hearing related to the CPCN is scheduled to begin on July 22, 2025. An order is expected by the end of 2025.
Robinson Subsequent License Renewal
On April 8, 2025, Duke Energy Progress filed an SLR application for Robinson with the NRC to renew Robinson’s operating license for an additional 20 years. The SLR would extend operations of the facility from 60 to 80 years. The current license expires in 2030.
Duke Energy Florida
Clean Energy Connection
In July 2020, Duke Energy Florida petitioned the FPSC for approval of a voluntary solar program consisting of 10 new solar generating facilities with combined capacity of 749 MW. The FPSC approved the program in January 2021, allowing participants to support cost-effective solar development in Florida by paying a subscription fee based on per kilowatt subscriptions and receiving a credit on their bill based on the actual generation associated with their portion of the solar portfolio. The 10 new solar generation facilities were completed and all of the remaining sites were in service by the end of 2024 at a cost of approximately $1.1 billion. These investments are included in base rates offset by the revenue from the subscription fees, with credits included in the fuel cost recovery clause.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Storm Protection Plan
At least every three years, Duke Energy Florida must file a Storm Protection Plan (SPP) with the FPSC. Each plan covers a 10-year period and includes investments in transmission and distribution meant to strengthen infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. In April 2022, Duke Energy Florida filed an SPP for approval with the FPSC for the 2023-2032 time frame. The plan reflected approximately $7 billion of capital investment in transmission and distribution. The evidentiary hearing began in August 2022. In October 2022, the FPSC approved Duke Energy Florida’s plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. In December 2022, the OPC filed a notice of appeal of this order to the Florida Supreme Court and briefs were filed by the OPC and Duke Energy Florida during 2023. On November 14, 2024, the Florida Supreme Court issued an order upholding the FPSC's approval of Duke Energy Florida's plan.
In January 2025, Duke Energy Florida filed an SPP for approval with the FPSC for the 2026-2035 time frame reflecting approximately $7 billion of capital investment in transmission and distribution. On March 12, 2025, the OPC filed testimony recommending that the pace of the proposed spend be reduced, as well as challenging three subprograms in Duke Energy Florida's SPP. Duke Energy Florida filed rebuttal testimony on April 2, 2025, requesting that the FPSC approve its SPP as filed. The FPSC must approve, with or without modification, or deny the plan no later than July 15, 2025. A hearing has been scheduled to begin May 20, 2025.
Hurricanes Debby, Helene and Milton
In 2024, Hurricane Debby (Category 1 storm), Hurricane Helene (Category 4 storm) and Hurricane Milton (Category 3 storm) made landfall in Florida and caused significant damage. Duke Energy Florida has certain existing storm reserve regulatory liability amounts, which are applied to the recovery of storm costs. The storm reserve amount was approximately $63 million as of July 31, 2024, prior to the damage resulting from hurricanes Debby, Helene and Milton. Duke Energy Florida is permitted to petition the FPSC for recovery of incremental operation and maintenance costs resulting from the storms and to replenish the retail customer storm reserve to approximately $132 million.
In December 2024, Duke Energy Florida filed its petition to recover the estimated costs incurred to respond to all three storms, including replenishment of the storm reserve, seeking recovery of approximately $1.1 billion over 12 months beginning with the first billing cycle in March 2025. Approximately $813 million and $936 million of the operation and maintenance expenses, net of storm reserves, are deferred in Regulatory assets within Current assets as of March 31, 2025, and December 31, 2024, respectively. Approximately $74 million of capital related to these storms will be sought for recovery in future base rate case filings. On February 4, 2025, the FPSC voted to approve Duke Energy Florida's request for recovery of these estimated storm costs as filed, subject to true-up after the actual costs are filed. New rates were effective March 1, 2025.
Duke Energy Ohio
Duke Energy Ohio Natural Gas Base Rate Case
In June 2022, Duke Energy Ohio filed a natural gas base rate case application with the PUCO. The drivers for this case were capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its Capital Expenditure Program (CEP) rider. In April 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the OCC. In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded in May 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed and new rates went into effect November 1, 2023. In December 2023, the OCC filed an application for rehearing and the PUCO granted OCC's application for rehearing for further consideration of issues raised. As a result of a Supreme Court of Ohio decision regarding procedural issues related to applications for rehearing, PUCO denied OCC’s rehearing request. In October 2024, the OCC filed its Notice of Appeal with the Ohio Supreme Court. The case is fully briefed, and oral argument is expected to be scheduled to occur during the third quarter of 2025.
Duke Energy Ohio Electric Security Plan
In April 2024, Duke Energy Ohio filed with the PUCO a request for an Electric Security Plan (ESP). The ESP application proposed a three-year term from June 1, 2025, through May 31, 2028, and included continuation of market-based rates for generation supply through competitive procurement processes and continuation and expansion of existing rider mechanisms. Duke Energy Ohio proposed a new rider mechanism relating to electric distribution infrastructure modernization programs, which may be enabled by and partially funded through federal or state funding opportunities, as well as future battery storage projects and two electric vehicle programs. Additional proposals included new rider mechanisms related to solar for all investments for low-income and disadvantaged communities, low-income senior citizen bill assistance, and energy efficiency (EE) and demand-side management programs.
In November 2024, Duke Energy Ohio filed a stipulation that the majority of the intervenors signed as either signatory or non-opposing parties. The stipulation includes the continuation of market-based customer rates for generation supply through competitive procurement auctions and the continuation of all existing riders. It further establishes new caps for certain riders. Duke Energy Ohio also agreed to withdraw its proposals for an infrastructure modernization rider, battery storage projects and electric vehicle programs. The stipulation includes a residential EE program with provisions for low-income customers. The evidentiary hearing concluded in January 2025 and the case was fully briefed on March 14, 2025.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On April 30, 2025, Ohio Substitute House Bill 15 (HB 15) was passed and sent to the governor of Ohio. HB 15 will be effective 90 days after approval by the governor or the expiration of a 10-day review period if the governor takes no action. Duke Energy Ohio anticipates HB 15 will become law by August 10, 2025. HB 15 requires electric distribution utilities to file a base rate case every three years, commencing no later than December 31, 2029, and establishes an opportunity to apply for approval of a three-year rate plan with forward-looking test periods to mitigate regulatory lag. HB 15 eliminates ESPs and certain distribution-related riders, but permits ESPs approved as of the effective date of HB 15 to remain in place through the end of their authorized term. HB 15 also eliminates Duke Energy Ohio's Legacy Generation Rider (LGR) upon the effective date of HB 15 and prevents the PUCO from future reauthorization of similar arrangements. As a result of HB 15, any future losses related to Duke Energy Ohio's Inter-Company Power Agreement with OVEC will not be recoverable from retail customers. Additionally, regulatory assets related to OVEC at the time of HB 15 becoming effective may not be recoverable. Regulatory assets related to OVEC were $24 million and $30 million as of March 31, 2025, and December 31, 2024, respectively.
Duke Energy Kentucky 2022 Electric Base Rate Case
In December 2022, Duke Energy Kentucky filed a rate case with the KPSC driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale Combustion Turbine (CT) generation stations. Duke Energy Kentucky also requested approval for new programs and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. New rates went into effect October 13, 2023. Duke Energy Kentucky's request to align the depreciation rates of East Bend with a 2035 retirement date was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC did approve the request to align the depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and the two electric vehicle charging programs.
In November 2023, Duke Energy Kentucky filed for rehearing requesting certain matters be reconsidered by the KPSC and the KPSC granted in part and denied in part Duke Energy Kentucky's request for rehearing. On July 1, 2024, the KPSC issued its final order on rehearing, ruling in Duke Energy Kentucky's favor on nearly all issues. However, the KPSC ordered Duke Energy Kentucky to refund alleged over collections since the KPSC order on October 12, 2023. On July 10, 2024, the KPSC issued an order correcting the base fuel rate used to calculate new base rates in its July 1, 2024 order and its calculation of Duke Energy Kentucky's Street Lighting Rate. New rates were implemented in August 2024.
On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to including decommissioning costs in depreciation rates for East Bend and Woodsdale. Duke Energy Kentucky and Appellee briefs were filed in 2024.
Duke Energy Kentucky 2024 Electric Base Rate Case
In December 2024, Duke Energy Kentucky filed a base rate case with the KPSC requesting an annualized increase in electric base rates of approximately $70 million and an ROE of 10.85% with an equity ratio of 52.728%. This is an overall increase of approximately 14.7%. The request for the rate increase is driven by capital investments to strengthen the electricity generation and delivery systems. New rates are anticipated to go into effect around July 2, 2025. An evidentiary hearing is scheduled to begin on May 21, 2025.
Duke Energy Indiana
Indiana Coal Ash Recovery
In Duke Energy Indiana’s 2019 rate case, the IURC also opened a subdocket for post-2018 coal ash related expenditures. Duke Energy Indiana filed testimony in April 2020, in the coal ash subdocket requesting recovery for the post-2018 coal ash basin closure costs for plans that have been approved by the Indiana Department of Environmental Management (IDEM) as well as continuing deferral, with carrying costs, on the balance of such coal ash basin closure costs. On November 3, 2021, the IURC issued an order allowing recovery for post-2018 coal ash basin closure costs for the plans that have been approved by IDEM, as well as continuing deferral, with carrying costs, on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021 order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed.
In 2023, Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021 order date. On September 20, 2023, the IURC approved Duke Energy Indiana's proposal to remove the costs from its rates and assessed simple interest of the refunds of 4.71%, beginning from when the costs were initially recovered from customers. Duke Energy Indiana included a request to recover the pre-order costs denied by the Indiana Court of Appeals and certain future coal ash closure costs as part of depreciation costs in the 2024 Indiana Rate Case.
In 2023, Duke Energy Indiana filed a petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a motion to appeal the IURC order granting the coal ash CPCN proceeding and approving the coal ash related compliance projects. Briefing was completed in January 2025, and Duke Energy Indiana is awaiting an opinion from the appellate court.

FINANCIAL STATEMENTS	REGULATORY MATTERS
TDSIC 2.0
In November 2021, Duke Energy Indiana filed for approval of the Transmission, Distribution, Storage Improvement Charge 2.0 investment plan for 2023-2028 (TDSIC 2.0). On June 15, 2022, the IURC approved, without modification, TDSIC 2.0, which includes approximately $2 billion in transmission and distribution investments selected to improve customer reliability, harden and improve resiliency of the grid, enable expansion of renewable and distributed energy projects and encourage economic development. In July 2022, the OUCC filed a notice of appeal to the Indiana Court of Appeals in Duke Energy Indiana’s TDSIC 2.0 proceeding. The Indiana Court of Appeals issued its opinion on March 9, 2023, affirming the IURC’s order in its entirety. The Duke Industrial Group filed a petition to transfer to the Indiana Supreme Court. On December 19, 2024, the Indiana Supreme Court affirmed the Indiana Court of Appeals decision, concluding there was substantial evidence that the IURC's conclusion was reasonable and the TDSIC 2.0 plan met the statutory requirements. On January 21, 2025, the Duke Industrial Group filed a motion for rehearing. On March 4, 2025, the Indiana Supreme Court denied the Duke Industrial Group's petition for rehearing. There can be no further appeals on TDSIC 2.0 and this matter is now fully resolved.
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
An order for the rate case was issued by the IURC on January 29, 2025, and revised February 3, 2025, which authorized an ROE of 9.75%, an equity ratio of 53% and an annual revenue increase of $296 million. Based on review of these orders, Duke Energy Indiana identified an inconsistency in the calculation of operating revenues before the effect of trackers. On February 7, 2025, Duke Energy Indiana made a compliance filing in accordance with the IURC's findings in its order and addressed the identified inconsistencies. The compliance filing also clarified the annual revenue increase was approximately $385 million. Additionally, on February 18, 2025, one industrial customer submitted a filing requesting the IURC to clarify its revenue allocation in these proceedings, which was denied by the Commission on April 16, 2025. On February 25, 2025, the IURC approved Duke Energy Indiana’s compliance filing and new rates were implemented February 27, 2025. The industrial customer filed a notice of appeal on February 28, 2025, regarding cost of service allocation. On April 9, 2025, the IURC issued an order correcting its January 29, 2025 order to apply a rate migration adjustment to industrial customers. An industrial customer appealed the IURC order to the Indiana Court of Appeals, but this appeal has been stayed.
Cayuga Combined Cycle CPCN
On February 13, 2025, Duke Energy Indiana filed for a CPCN seeking approval to construct two 1x1 CC natural gas-fired units with a combined winter rating of 1,476 MW. The Cayuga CC Project is proposed to be constructed on the same site as the retiring Cayuga coal-fired steam units with a winter rating of 1,005 MW. The Cayuga CC Project will result in an incremental 471 MW for the Duke Energy Indiana system and will allow Duke Energy Indiana to avoid expected maintenance and environmental compliance costs needed for the coal units to continue operating. The estimated cost of the Cayuga CC project is approximately $3 billion, plus AFUDC and project reserves. Duke Energy Indiana has proposed recovery of certain facility costs during construction, including AFUDC, through construction work in progress ratemaking via a proposed generation cost adjustment tracker mechanism. The estimated average retail rate impact during construction and initial in-service periods from April 2026 through May 2031 is approximately 5.4%. Duke Energy Indiana expects CC 1 to be placed in service in 2029 and CC 2 to be placed in service in 2030. A final air permit was issued by IDEM on March 5, 2025. An evidentiary hearing related to the CPCN is scheduled to begin on June 19, 2025. An order is expected by October 2025.
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

(in millions)	March 31, 2025	December 31, 2024
Reserves for Environmental Remediation
Duke Energy	$68	$73
Duke Energy Carolinas	24	24
Progress Energy	19	19
Duke Energy Progress	9	9
Duke Energy Florida	10	10
Duke Energy Ohio	16	21
Duke Energy Indiana	2	2
Piedmont	6	7
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
Duke Energy
Mooresville Coal Ash Class Action Litigation
On December 20, 2024, 15 plaintiffs filed a lawsuit in Iredell County, North Carolina, against Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress (collectively “Duke Energy”) on behalf of a putative class alleging past and ongoing environmental contamination in the Mooresville area of North Carolina. The lawsuit alleges that Duke Energy disposed of and sold coal ash as structural fill resulting in the contamination of soil, groundwater and Lake Norman. Plaintiffs claim that Duke Energy failed to properly remediate the contamination and continues to pollute, and they assert that the contamination has negatively impacted property values and led to elevated cancer rates and other health issues. The complaint asserts claims for negligence, nuisance, violations of the North Carolina Unfair and Deceptive Trade Practices Act, strict liability for ultra-hazardous activities and trespass. Plaintiffs are seeking unspecified compensatory and punitive damages, injunctive relief to stop further contamination, remediation of contaminated areas and attorneys' fees and costs. Duke Energy filed its Motion to Dismiss on March 7, 2025.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $387 million at March 31, 2025, and $396 million at December 31, 2024. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2044 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2044 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $539 million at March 31, 2025, and December 31, 2024. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $9 million as of March 31, 2025, and December 31, 2024, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Indiana
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). In June 2024, Duke Energy Indiana filed an amended complaint adding several additional insurance companies as defendants to the litigation. A trial date has not yet been set.
In 2023, Duke Energy Indiana and Associated Electric and Gas Insurance Services (AEGIS) reached a confidential settlement, the results of which were not material to Duke Energy, and as a result, AEGIS was dismissed from the litigation. Duke Energy Indiana has also reached confidential settlements with all the other various insurance companies, the results of which were not material to Duke Energy. The litigation will be dismissed once all remaining settlements are documented and paid, which is anticipated by the end of the second quarter of 2025. Duke Energy Indiana has proposed to credit retail customers with their proportionate share of coal ash insurance settlement proceeds, net of related expenses, over a two-year period anticipated to begin in the third quarter of 2025.
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2025
				Duke	Duke
	Maturity	Interest	Duke	Energy	Energy
Issuance Date	Date	Rate	Energy	Carolinas	Progress
First Mortgage Bonds
January 2025(a)	March 2030	4.85%	$400	$400	$—
January 2025(a)	March 2035	5.25%	700	700	—
March 2025(b)	March 2027	4.35%	500	—	500
March 2025(b)	March 2035	5.05%	850	—	850
March 2025(b)	March 2055	5.55%	750	—	750
Total issuances			$3,200	$1,100	$2,100
(a)Proceeds were used to pay off the $500 million DERF accounts receivable securitization facility due January 2025, to pay off short-term debt and for general company purposes.
(b)Proceeds were used to pay off the $400 million DEPR accounts receivable securitization facility due April 2025, to pay off short-term debt and for general company purposes.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2025
Unsecured Debt
Duke Energy (Parent)	April 2025	3.364%	$420
Duke Energy (Parent)	April 2025	3.950%	250
Duke Energy Ohio	June 2025	6.900%	150
Duke Energy (Parent)	September 2025	0.900%	650
Piedmont	September 2025	3.600%	150
Duke Energy Florida Term Loan Facility(a)	October 2025	5.068%	800
Duke Energy Ohio(b)	October 2025	3.230%	95
Duke Energy (Parent)	December 2025	5.000%	500
First Mortgage Bonds
Duke Energy Florida(a)(c)	October 2073	4.282%	200
Duke Energy Florida(a)(c)	April 2074	4.282%	173
Duke Energy Progress	August 2025	3.250%	500
Other(d)			292
Current maturities of long-term debt			$4,180
(a)Debt has a floating interest rate.
(b)Current maturity relates to Duke Energy Kentucky.
(c)These first mortgage bonds are classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets based on terms of the indentures, which could require repayment in less than 12 months if exercised by the bondholders.
(d)Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2025, Duke Energy extended the termination date of its existing Master Credit Facility to March 2030 and increased its capacity from $9 billion to $10 billion. The Duke Energy Registrants, excluding Progress Energy, have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	March 31, 2025
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$10,000	$2,525	$1,300	$1,675	$1,425	$1,075	$950	$1,050
Reduction to backstop issuances
Commercial paper(b)	(2,103)	(1,381)	(300)	(150)	—	(52)	(152)	(68)
Outstanding letters of credit	(10)	(2)	(4)	(1)	(3)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$7,806	$1,142	$996	$1,524	$1,422	$1,023	$717	$982
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Duke Energy Term Loan Facility
Duke Energy (Parent) had a $1 billion revolving credit facility, which was terminated in March 2022 (Three-Year Revolving Credit Facility). In March 2022, Duke Energy (Parent) entered into a Term Loan Credit Facility (facility) with commitments totaling $1.4 billion maturing March 2024. Borrowings under the facility were used to repay amounts drawn under the Three-Year Revolving Credit Facility prior to its termination and for general corporate purposes, including repayment of a portion of Duke Energy's outstanding commercial paper. In December 2022, Duke Energy (Parent) repaid $400 million of the facility. In January 2024, Duke Energy (Parent) repaid the remaining $1 billion outstanding on the facility.
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
In the fourth quarter of 2024, $455 million and $185 million were drawn under the term loan facilities for Duke Energy Carolinas and Duke Energy Progress, respectively, which were both classified as Long-Term Debt on the Consolidated Balance Sheets as of December 31, 2024. Through December 2024, $100 million was drawn under the term loan facility for Duke Energy Florida, which was classified as Current maturities of long-term debt on the Consolidated Balance Sheets as of December 31, 2024.
In the first quarter of 2025, an additional $145 million, $65 million and $700 million were drawn under the term loan facilities for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. As of March 31, 2025, total borrowings of $600 million for Duke Energy Carolinas and $250 million for Duke Energy Progress were classified as Long-Term Debt and total borrowings of $800 million for Duke Energy Florida were classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets.
In April 2025, Duke Energy Carolinas drew the remaining $100 million on its term loan facility.
7. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2025, and December 31, 2024. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2025, and December 31, 2024.
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

	Three Months Ended March 31,
(in millions)	2025	2024
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$178	$214
Indemnification coverages(b)	13	11
JDA revenue(c)	82	16
JDA expense(c)	116	40
Intercompany natural gas purchases(d)	2	4
Progress Energy
Corporate governance and shared service expenses(a)	$150	$188
Indemnification coverages(b)	16	14
JDA revenue(c)	116	40
JDA expense(c)	82	16
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$86	$114
Indemnification coverages(b)	7	6
JDA revenue(c)	116	40
JDA expense(c)	82	16
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$64	$74
Indemnification coverages(b)	9	8
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$64	$77
Indemnification coverages(b)	1	2
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$71	$102
Indemnification coverages(b)	2	2
Piedmont
Corporate governance and shared service expenses(a)	$31	$41
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	21	23
Natural gas storage and transportation costs(e)	5	6
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2025
Intercompany income tax payable	$53	$55	$14	$40	$35	$31	$87

December 31, 2024
Intercompany income tax receivable	$—	$—	$—	$154	$—	$—	$—
Intercompany income tax payable	419	169	315	—	43	110	43
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2025, and 2024, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,975	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,527	1,425	1,625	500	1,125	450	27
Total notional amount	$6,502	$1,425	$1,625	$500	$1,125	$450	$27

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,825	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,202	1,150	1,775	1,125	650	250	27
Total notional amount	$6,027	$1,150	$1,775	$1,125	$650	$250	$27
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

	March 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	4,679	—	—	—	518	4,161	—
Natural gas (millions of dekatherms)	780	288	250	250	—	26	216

	December 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	12,229	—	—	—	1,287	10,942	—
Natural gas (millions of dekatherms)	779	276	246	246	—	32	225
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at March 31, 2025.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended March 31,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2025	2024
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$28	$2
	537	5.31%	500	euros	3.85%	June 2034	23	2
	815	5.65%	750	euros	3.75%	April 2031	35	—
Total notional amount	$1,997		1,850	euros			$86	$4
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
LOCATION AND FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES RECOGNIZED IN THE CONDENSED CONSOLIDATED BALANCE SHEETS
The following tables show the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives have not been netted against the fair values shown.

Derivative Assets	March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$210	$102	$86	$86	$—	$1	$21	$—
Noncurrent	84	41	43	43	—	—	—	—
Total Derivative Assets – Commodity Contracts	$294	$143	$129	$129	$—	$1	$21	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$74	$—	$—	$—	$—	$—	$—	$—
Noncurrent	27	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	36	—	4	—	4	—	32	—
Noncurrent	30	16	14	10	4	—	—	—
Total Derivative Assets – Interest Rate Contracts	$167	$16	$18	$10	$8	$—	$32	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	11	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$11	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$472	$159	$147	$139	$8	$1	$53	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$55	$32	$1	$1	$—	$—	$—	$22
Noncurrent	130	25	19	19	—	—	—	86
Total Derivative Liabilities – Commodity Contracts	$185	$57	$20	$20	$—	$—	$—	$108
Interest Rate Contracts
Designated as Hedging Instruments
Current	$7	$—	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	9	—	9	—	9	—	—	—
Noncurrent	18	7	8	5	4	1	3	—
Total Derivative Liabilities – Interest Rate Contracts	$34	$7	$17	$5	$13	$1	$3	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	33	—	—	—	—	—	—	—
Noncurrent	20	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$53	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$272	$64	$37	$25	$13	$1	$3	$108

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$49	$20	$17	$17	$—	$1	$8	$1
Noncurrent	60	29	32	32	—	—	—	—
Total Derivative Assets – Commodity Contracts	$109	$49	$49	$49	$—	$1	$8	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	108	—	—	—	—	—	—	—
Noncurrent	52	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	110	19	55	44	11	—	36	—
Noncurrent	50	26	23	16	7	—	—	—
Total Derivative Assets – Interest Rate Contracts	$320	$45	$78	$60	$18	$—	$36	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	5	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$5	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$434	$94	$127	$109	$18	$1	$44	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$108	$57	$32	$32	$—	$—	$3	$16
Noncurrent	134	31	24	24	—	—	—	78
Total Derivative Liabilities – Commodity Contracts	$242	$88	$56	$56	$—	$—	$3	$94
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	2	—	2	1	1	—	—	—
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$3	$—	$2	$1	$1	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	35	—	—	—	—	—	—	—
Noncurrent	39	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$74	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$319	$88	$58	$57	$1	$1	$3	$94
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

Derivative Assets	March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$320	$102	$90	$86	$4	$1	$53	$—
Offset	(1)	(1)	(1)	(1)	—	—	—	—
Cash collateral received	$(3)	$(3)	$—	$—	$—	$—	$—	$—
Net amounts presented in Current Assets: Other	$316	$98	$89	$85	$4	$1	$53	$—
Noncurrent
Gross amounts recognized	$152	$57	$57	$53	$4	$—	$—	$—
Offset	(36)	(18)	(18)	(18)	—	—	—	—
Cash collateral received	(2)	(2)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$114	$37	$39	$35	$4	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$104	$32	$10	$1	$9	$—	$—	$22
Offset	(1)	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Liabilities: Other	$103	$31	$9	$—	$9	$—	$—	$22
Noncurrent
Gross amounts recognized	$168	$32	$27	$24	$4	$1	$3	$86
Offset	(36)	(18)	(18)	(18)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$132	$14	$9	$6	$4	$1	$3	$86

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$267	$39	$72	$61	$11	$1	$44	$1
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Net amounts presented in Current Assets: Other	$238	$24	$58	$47	$11	$1	$44	$1
Noncurrent
Gross amounts recognized	$167	$55	$55	$48	$7	$—	$—	$—
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$130	$36	$38	$31	$7	$—	$—	$—

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$145	$57	$34	$33	$1	$—	$3	$16
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Cash collateral posted	(3)	(2)	—	—	—	—	(1)	—
Net amounts presented in Current Liabilities: Other	$113	$40	$20	$19	$1	$—	$2	$16
Noncurrent
Gross amounts recognized	$174	$31	$24	$24	$—	$1	$—	$78
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Cash collateral posted	(4)	(4)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$133	$8	$7	$7	$—	$1	$—	$78
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

	March 31, 2025
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$31	$20	$11	$11
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$31	$20	$11	$11

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

	December 31, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$101	$52	$49	$49
Fair value of collateral already posted	6	6	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$95	$46	$49	$49
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2025, and December 31, 2024.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$128	$—	$—	$139
Equity securities	5,430	85	7,828	5,753	61	8,233
Corporate debt securities	8	29	793	6	33	673
Municipal bonds	1	18	341	2	14	342
U.S. government bonds	15	55	1,904	3	84	1,806
Other debt securities	2	7	250	1	8	239
Total NDTF Investments	$5,456	$194	$11,244	$5,765	$200	$11,432
Other Investments
Cash and cash equivalents	$—	$—	$195	$—	$—	$47
Equity securities	36	3	113	39	4	160
Corporate debt securities	—	4	77	—	5	79
Municipal bonds	—	1	63	—	1	83
U.S. government bonds	—	4	57	—	5	59
Other debt securities	—	3	43	—	4	45
Total Other Investments	$36	$15	$548	$39	$19	$473
Total Investments	$5,492	$209	$11,792	$5,804	$219	$11,905
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2025, and 2024, were as follows.

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
FV-NI:
Realized gains	$126	$68
Realized losses	41	18
AFS:
Realized gains	10	10
Realized losses	20	14
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$53	$—	$—	$62
Equity securities	3,185	40	4,512	3,386	33	4,751
Corporate debt securities	3	24	494	2	27	401
Municipal bonds	—	6	34	—	4	36
U.S. government bonds	8	32	1,049	—	50	991
Other debt securities	2	7	234	1	8	223
Total NDTF Investments	$3,198	$109	$6,376	$3,389	$122	$6,464

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2025, and 2024, were as follows.

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
FV-NI:
Realized gains	$82	$53
Realized losses	22	6
AFS:
Realized gains	7	4
Realized losses	14	6
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$75	$—	$—	$77
Equity securities	2,245	45	3,316	2,367	28	3,482
Corporate debt securities	5	5	299	4	6	272
Municipal bonds	1	12	307	2	10	306
U.S. government bonds	7	23	855	3	34	815
Other debt securities	—	—	16	—	—	16
Total NDTF Investments	$2,258	$85	$4,868	$2,376	$78	$4,968
Other Investments
Cash and cash equivalents	$—	$—	$21	$—	$—	$23
Municipal bonds	—	—	24	—	—	24
Total Other Investments	$—	$—	$45	$—	$—	$47
Total Investments	$2,258	$85	$4,913	$2,376	$78	$5,015
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2025, and 2024, were as follows.

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
FV-NI:
Realized gains	$44	$15
Realized losses	19	12
AFS:
Realized gains	3	6
Realized losses	6	8

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$62	$—	$—	$54
Equity securities	2,139	45	3,201	2,256	28	3,362
Corporate debt securities	5	5	283	4	6	256
Municipal bonds	1	12	307	2	10	306
U.S. government bonds	7	17	696	3	26	645
Other debt securities	—	—	14	—	—	14
Total NDTF Investments	$2,152	$79	$4,563	$2,265	$70	$4,637
Other Investments
Cash and cash equivalents	$—	$—	$14	$—	$—	$16
Total Other Investments	$—	$—	$14	$—	$—	$16
Total Investments	$2,152	$79	$4,577	$2,265	$70	$4,653
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2025, and 2024, were as follows.

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
FV-NI:
Realized gains	$44	$15
Realized losses	19	12
AFS:
Realized gains	3	6
Realized losses	6	8
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$13	$—	$—	$23
Equity securities	106	—	115	111	—	120
Corporate debt securities	—	—	16	—	—	16
U.S. government bonds	—	6	159	—	8	170
Other debt securities	—	—	2	—	—	2
Total NDTF Investments(a)	$106	$6	$305	$111	$8	$331
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$3
Municipal bonds	—	—	24	—	—	24
Total Other Investments	$—	$—	$27	$—	$—	$27
Total Investments	$106	$6	$332	$111	$8	$358
(a)During the three months ended March 31, 2025, and the year ended December 31, 2024, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2025, and 2024, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$1
Equity securities	—	3	43	—	4	89
Corporate debt securities	—	—	1	—	—	6
Municipal bonds	—	1	23	—	1	43
U.S. government bonds	—	—	2	—	—	7
Total Investments	$—	$4	$71	$—	$5	$146
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2025, and 2024, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$83	$5	$75	$19	$56	$1
Due after one through five years	921	441	414	334	80	8
Due after five through 10 years	610	286	273	258	15	7
Due after 10 years	1,914	1,079	739	689	50	10
Total	$3,528	$1,811	$1,501	$1,300	$201	$26
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
Other fair value considerations
See Note 12 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the valuation of goodwill and intangible assets.
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

	March 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$128	$128	$—	$—	$—
NDTF equity securities	7,828	7,800	2	—	26
NDTF debt securities	3,288	1,056	2,232	—	—
Other equity securities	113	113	—	—	—
Other debt securities	240	55	185	—	—
Other cash and cash equivalents	195	195	—	—	—
Derivative assets	472	19	450	3	—
Total assets	12,264	9,366	2,869	3	26
Derivative liabilities	(272)	—	(272)	—	—
Net assets	$11,992	$9,366	$2,597	$3	$26

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$139	$139	$—	$—	$—
NDTF equity securities	8,233	8,203	2	—	28
NDTF debt securities	3,060	1,022	2,038	—	—
Other equity securities	160	160	—	—	—
Other debt securities	266	52	214	—	—
Other cash and cash equivalents	47	47	—	—	—
Derivative assets	434	2	423	9	—
Total assets	12,339	9,625	2,677	9	28
Derivative liabilities	(319)	(3)	(316)	—	—
Net assets	$12,020	$9,622	$2,361	$9	$28

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2025	2024
Balance at beginning of period	$9	$15
Purchases, sales, issuances and settlements:
Settlements	(6)	(13)
Total gains included on the Condensed Consolidated Balance Sheet	—	4
Balance at end of period	$3	$6
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$53	$53	$—	$—
NDTF equity securities	4,512	4,484	2	26
NDTF debt securities	1,811	525	1,286	—
Derivative assets	159	—	159	—
Total assets	6,535	5,062	1,447	26
Derivative liabilities	(64)	—	(64)	—
Net assets	$6,471	$5,062	$1,383	$26

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$62	$62	$—	$—
NDTF equity securities	4,751	4,721	2	28
NDTF debt securities	1,651	520	1,131	—
Derivative assets	94	—	94	—
Total assets	6,558	5,303	1,227	28
Derivative liabilities	(88)	—	(88)	—
Net assets	$6,470	$5,303	$1,139	$28
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$75	$75	$—	$77	$77	$—
NDTF equity securities	3,316	3,316	—	3,482	3,482	—
NDTF debt securities	1,477	531	946	1,409	502	907
Other debt securities	24	—	24	24	—	24
Other cash and cash equivalents	21	21	—	23	23	—
Derivative assets	147	—	147	127	—	127
Total assets	5,060	3,943	1,117	5,142	4,084	1,058
Derivative liabilities	(37)	—	(37)	(58)	—	(58)
Net assets	$5,023	$3,943	$1,080	$5,084	$4,084	$1,000

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$62	$62	$—	$54	$54	$—
NDTF equity securities	3,201	3,201	—	3,362	3,362	—
NDTF debt securities	1,300	399	901	1,221	365	856
Other cash and cash equivalents	14	14	—	16	16	—
Derivative assets	139	—	139	109	—	109
Total assets	4,716	3,676	1,040	4,762	3,797	965
Derivative liabilities	(25)	—	(25)	(57)	—	(57)
Net assets	$4,691	$3,676	$1,015	$4,705	$3,797	$908
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$13	$13	$—	$23	$23	$—
NDTF equity securities	115	115	—	120	120	—
NDTF debt securities	177	132	45	188	137	51
Other debt securities	24	—	24	24	—	24
Other cash and cash equivalents	3	3	—	3	3	—
Derivative assets	8	—	8	18	—	18
Total assets	340	263	77	376	283	93
Derivative liabilities	(13)	—	(13)	(1)	—	(1)
Net assets	$327	$263	$64	$375	$283	$92
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at March 31, 2025, and December 31, 2024.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2025				December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$43	$43	$—	$—	$89	$89	$—	$—
Other debt securities	26	—	26	—	56	—	56	—
Other cash and cash equivalents	2	2	—	—	1	1	—	—
Derivative assets	53	19	32	2	44	—	36	8
Total assets	124	64	58	2	190	90	92	8
Derivative liabilities	(3)	—	(3)	—	(3)	(3)	—	—
Net assets	$121	$64	$55	$2	$187	$87	$92	$8

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2025	2024
Balance at beginning of period	$8	$13
Purchases, sales, issuances and settlements:
Settlements	(6)	(11)
Total gains included on the Condensed Consolidated Balance Sheet	—	3
Balance at end of period	$2	$5
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2025		December 31, 2024
(in millions)	Total Fair Value	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$—	$—	$1	$1	$—
Derivative liabilities	(108)	(108)	(94)	—	(94)
Net (liabilities) assets	$(108)	$(108)	$(93)	$1	$(94)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2025
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$0.36	-	$1.42	$0.70
Duke Energy Indiana
FTRs	2	RTO auction pricing	FTR price – per MWh	(0.48)	-	7.53	0.63
Duke Energy
Total Level 3 derivatives	$3

	December 31, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$—	–	$1.13	$0.48
Duke Energy Indiana
FTRs	8	RTO auction pricing	FTR price – per MWh	(0.63)	–	9.24	0.94
Duke Energy
Total Level 3 derivatives	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2025		December 31, 2024
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$83,880	$76,709	$80,689	$73,440
Duke Energy Carolinas	18,234	16,740	17,490	15,975
Progress Energy	26,883	24,925	24,496	22,548
Duke Energy Progress	14,220	12,716	12,504	11,009
Duke Energy Florida	11,018	10,423	10,348	9,752
Duke Energy Ohio	4,166	3,871	4,165	3,871
Duke Energy Indiana	4,798	4,329	4,798	4,329
Piedmont	4,004	3,642	4,003	3,584
(a)Book value of long-term debt includes $1.0 billion at March 31, 2025, and December 31, 2024, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both March 31, 2025, and December 31, 2024, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2025, and the year ended December 31, 2024, or is expected to be provided in the future that was not previously contractually required.
Receivables Financing – DERF/DEPR/DEFR
DERF, DEPR and DEFR were bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. DERF, DEPR and DEFR were wholly owned LLCs with separate legal existence from their parent companies, and their assets were not generally available to creditors of their parent companies. On a revolving basis, DERF, DEPR and DEFR bought certain accounts receivable arising from the sale of electricity and related services from their parent companies.
DERF, DEPR and DEFR borrowed amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities was limited to the amount of qualified receivables purchased, which generally excluded receivables past due more than a predetermined number of days and reserves for expected past-due balances. The sole source of funds to satisfy the related debt obligations were cash collections from the receivables. Amounts borrowed under the DERF and DEPR credit facilities were reflected on the Condensed Consolidated Balance Sheets as Current maturities of long-term debt as of December 31, 2024.
The most significant activity that impacted the economic performance of DERF, DEPR and DEFR were the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida were considered the primary beneficiaries and consolidated DERF, DEPR and DEFR, respectively, as they made those decisions.
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
In January 2025, Duke Energy Carolinas repaid all outstanding DERF borrowings totaling $500 million and terminated the related DERF credit facility. Additionally, Duke Energy Carolinas' related restricted receivables outstanding at DERF at the time of termination totaled $1,081 million and were transferred back to Duke Energy Carolinas to be collected and reported as Receivables on the Condensed Consolidated Balance Sheets.
In March 2025, Duke Energy Progress repaid all outstanding DEPR borrowings totaling $400 million and terminated the related DEPR credit facility. Additionally, Duke Energy Progress' related restricted receivables outstanding at DEPR at the time of termination totaled $943 million and were transferred back to Duke Energy Progress to be collected and reported as Receivables on the Condensed Consolidated Balance Sheets.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy	Duke Energy
	Carolinas	Progress
(in millions)	DERF	DEPR
Expiration date	(a)	(b)
Credit facility amount	(a)	(b)
Amounts borrowed at March 31, 2025	—	—
Amounts borrowed at December 31, 2024	500	400
Restricted Receivables at March 31, 2025	—	—
Restricted Receivables at December 31, 2024	1,054	835
(a)    In January 2025, Duke Energy Carolinas repaid all outstanding DERF borrowings totaling $500 million and terminated the related DERF credit facility.
(b)    In March 2025, Duke Energy Progress repaid all outstanding DEPR borrowings totaling $400 million and terminated the related DEPR credit facility.
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2025	December 31, 2024
Regulatory Assets: Current	61	61
Current Assets: Other	10	35
Other Noncurrent Assets: Regulatory assets	729	741
Other Noncurrent Assets: Other	7	—
Current Liabilities: Other	2	8
Current maturities of long-term debt	60	59
Long-Term Debt	741	773
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	March 31, 2025			December 31, 2024
	Duke Energy	Duke Energy		Duke Energy	Duke Energy
	Carolinas	Progress		Carolinas	Progress
(in millions)	DECNCSF	DEPNCSF	DEPSCSF	DECNCSF	DEPNCSF	DEPSCSF

Regulatory Assets: Current	$12	$39	$8	$12	$39	$8
Current Assets: Other	6	17	6	9	27	13
Other Noncurrent Assets: Regulatory assets	186	608	151	189	620	155
Other Noncurrent Assets: Other	1	4	1	1	4	1
Current Liabilities: Other	1	—	—	2	10	7
Current Maturities of Long-Term Debt	10	35	5	10	34	9
Long-Term Debt	193	629	160	198	646	163
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
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	March 31, 2025	December 31, 2024
Inventory	$509	$494
Accounts Payable	201	208
NON-CONSOLIDATED VIEs
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
Non-consolidated VIEs are immaterial on the Condensed Consolidated Balance Sheets and the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values.
CRC
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio	Duke Energy Indiana
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2024	2024
Sales
Receivables sold	$474	$473
Loss recognized on sale	7	6
Cash flows
Cash proceeds from receivables sold	$478	$523
Return received on retained interests	4	4
Cash flows from sales of receivables are reflected within Cash Flows from Operating Activities and Cash Flows from Investing Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
13. REVENUE
Duke Energy earns substantially all of its revenues through its reportable segments, EU&I and GU&I.

FINANCIAL STATEMENTS	REVENUE
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

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Duke Energy Carolinas	$9	$12	$12	$12	$—	$—	$45
Progress Energy	21	43	13	13	13	42	145
Duke Energy Progress	4	6	6	6	6	20	48
Duke Energy Florida	17	37	7	7	7	22	97
Duke Energy Indiana	13	17	15	5	—	—	50
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

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Piedmont	$48	$51	$49	$46	$44	$151	$389
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.
Disaggregated Revenues
Disaggregated revenues are presented as follows:

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended March 31, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,403	$1,127	$1,614	$820	$794	$282	$379	$—
Commercial	1,921	701	845	415	430	142	233	—
Industrial	823	334	267	193	74	33	187	—
Wholesale	670	149	443	404	39	22	57	—
Other revenues	236	180	239	163	76	18	(1)	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,053	$2,491	$3,408	$1,995	$1,413	$497	$855	$—

Gas Utilities and Infrastructure
Residential	$706	$—	$—	$—	$—	$186	$—	$520
Commercial	322	—	—	—	—	70	—	252
Industrial	55	—	—	—	—	16	—	39
Power Generation	—	—	—	—	—	—	—	24
Other revenues	74	—	—	—	—	6	—	53
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,157	$—	$—	$—	$—	$278	$—	$888

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$8,218	$2,491	$3,408	$1,995	$1,413	$775	$855	$888

Other revenue sources(a)	$31	$33	$59	$23	$31	$(9)	$3	$(31)
Total operating revenues	$8,249	$2,524	$3,467	$2,018	$1,444	$766	$858	$857

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended March 31, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,115	$1,058	$1,517	$742	$775	$253	$287	$—
Commercial	1,934	717	866	422	444	152	201	—
Industrial	822	340	266	177	89	32	183	—
Wholesale	554	138	355	326	29	14	48	—
Other revenues	253	99	149	78	71	22	34	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,678	$2,352	$3,153	$1,745	$1,408	$473	$753	$—

Gas Utilities and Infrastructure
Residential	$520	$—	$—	$—	$—	$147	$—	$373
Commercial	240	—	—	—	—	57	—	183
Industrial	47	—	—	—	—	11	—	38
Power Generation	—	—	—	—	—	—	—	8
Other revenues	40	—	—	—	—	5	—	35
Total Gas Utilities and Infrastructure revenue from contracts with customers	$847	$—	$—	$—	$—	$220	$—	$637

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$7,532	$2,352	$3,153	$1,745	$1,408	$693	$753	$637

Other revenue sources(a)	$139	$55	$75	$43	$28	$(15)	$6	$39
Total operating revenues	$7,671	$2,407	$3,228	$1,788	$1,436	$678	$759	$676
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended March 31, 2024 and 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2023	$205	$56	$74	$44	$31	$9	$5	$11
Write-Offs	(32)	(12)	(16)	(7)	(9)	—	—	(1)
Credit Loss Expense	10	7	9	4	5	1	2	2
Other Adjustments	21	11	6	6	—	31	9	—
Balance at March 31, 2024	$204	$62	$73	$47	$27	$41	$16	$12

Balance at December 31, 2024	$209	$69	$73	$44	$29	$43	$15	$10
Write-Offs	(29)	(14)	(15)	(8)	(7)	—	—	—
Credit Loss Expense	14	5	8	5	3	1	—	—
Other Adjustments	10	4	1	1	—	2	2	—
Balance at March 31, 2025	$204	$64	$67	$42	$25	$46	$17	$10
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

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net Income available to Duke Energy common stockholders	$1,365	$1,099
Less: Loss from discontinued operations attributable to Duke Energy common stockholders	—	(3)
Accumulated preferred stock dividends adjustment	—	12
Less: Impact of participating securities	1	2
Income from continuing operations available to Duke Energy common stockholders	$1,364	$1,112

Loss from discontinued operations, net of tax	$—	$(3)
Add: Loss attributable to NCI	—	—
Loss from discontinued operations attributable to Duke Energy common stockholders	$—	$(3)

Weighted average common shares outstanding – basic and diluted	777	771
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.76	$1.44
Potentially dilutive items excluded from the calculation(b)	2	2
Dividends declared per common share	$1.045	$1.025
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359
Dividends declared on Series B preferred stock per share(d)	$—	$24.375
(a)The convertible notes were excluded from the calculations of diluted EPS because the effect was antidilutive.
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
The following table shows ATM equity issuances pursuant to forward contracts executed during the three months ended March 31, 2025.

Tranche	Shares Priced	Initial Forward Price
1	1,710,979	$116.02
2	1,262,618	$117.94
3	1,264,410	$117.79
Total	4,238,007
The equity forwards require Duke Energy to either physically settle the transactions by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternatives are at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the ATM offering until settlement of the equity forwards occurs, which is expected by December 31, 2025. The initial forward sale prices will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreements. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method.

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
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$27	$9	$7	$5	$3	$—	$1	$1
Interest cost on projected benefit obligation	82	19	26	11	14	4	7	3
Expected return on plan assets	(149)	(38)	(55)	(24)	(30)	(5)	(10)	(5)
Amortization of actuarial loss	15	4	5	2	2	1	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	—	(2)
Amortization of settlement charges	6	3	2	1	1	—	—	1
Net periodic pension costs	$(22)	$(3)	$(15)	$(5)	$(10)	$—	$(1)	$(1)

	Three Months Ended March 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$28	$9	$8	$5	$3	$1	$2	$1
Interest cost on projected benefit obligation	82	20	26	12	14	4	6	2
Expected return on plan assets	(154)	(41)	(54)	(25)	(29)	(6)	(10)	(5)
Amortization of actuarial loss	8	2	2	1	1	—	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	—	(2)
Amortization of settlement charges	5	2	1	1	—	—	—	1
Net periodic pension costs	$(34)	$(8)	$(17)	$(6)	$(11)	$(1)	$(1)	$(2)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2025, and 2024.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three months ended March 31, 2025, and 2024.
16. INCOME TAXES
The IRA established transferability markets for tax credits including nuclear PTCs, solar PTCs and ITCs. In April 2025, agreements were executed for the sale of approximately $643 million in net tax credits under the IRA. The sale primarily includes estimated nuclear PTCs of $478 million at Duke Energy Carolinas and $69 million at Duke Energy Progress, as well as estimated solar PTCs of $58 million at Duke Energy Florida to be earned through the end of 2025. Proceeds for the sale of the nuclear PTCs are expected to be received in November 2025.

FINANCIAL STATEMENTS	INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2025	2024
Duke Energy	12.1%	13.4%
Duke Energy Carolinas	9.0%	11.5%
Progress Energy	16.8%	16.5%
Duke Energy Progress	14.5%	15.0%
Duke Energy Florida	19.9%	19.4%
Duke Energy Ohio	18.0%	16.8%
Duke Energy Indiana	12.5%	17.3%
Piedmont	20.7%	19.6%
The decrease in the ETR for Duke Energy for the three months ended March 31, 2025, was primarily due to an increase in the amortization of income tax credits.
The decrease in the ETR for Duke Energy Carolinas for the three months ended March 31, 2025, was primarily due to an increase in the amortization of income tax credits.
The increase in the ETR for Duke Energy Ohio for the three months ending March 31, 2025, was primarily due to a decrease in the amortization of EDIT.
The decrease in the ETR for Duke Energy Indiana for the three months ended March 31, 2025, was primarily due to an increase in the amortization of EDIT.
The increase in the ETR for Piedmont for the three months ending March 31, 2025, was primarily due to a decrease in the amortization of EDIT.

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
DUKE ENERGY
Duke Energy, an energy company headquartered in Charlotte, North Carolina, operates in the U.S. primarily through its subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont. Duke Energy’s consolidated financial information includes the results of the Subsidiary Registrants, which along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2025, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2024.
Executive Overview
Advancing Regulatory Initiatives and Energy Modernization. During the three months ended March 31, 2025, we continued to move our regulatory strategy forward and execute on investments for energy modernization while maintaining our focus on safety and operational excellence, our customers, growth of our business as well as the engagement and empowerment of our employees. These priorities enable us to provide strong, sustainable value for our employees, customers, communities and shareholders.
•In January 2025, Piedmont and Duke Energy Indiana received constructive orders on their general rate cases from the NCUC and IURC, respectively. New rates were effective in November 2024 for Piedmont and late February 2025 for Duke Energy Indiana. Additionally, new rates were effective in January 2025 for Duke Energy Florida's new three-year rate plan.
•In February 2025, Duke Energy Progress filed an application to construct and operate a second hydrogen-capable advanced-class CC unit in Person County at the Roxboro Plant in North Carolina and Duke Energy Indiana filed for a CPCN for the Cayuga CC Project. In March 2025, a final air permit was issued for the Cayuga CC Project. These advanced natural gas plants, along with our planned CTs at the existing Duke Energy Carolinas' Marshall Steam Station, will provide critical generation as we continue to modernize our energy infrastructure in the coming years.
•We reached key milestones to recover costs related to critical storm restoration activities from the 2024 historic storm season while also seeking to minimize customer bill impacts resulting from hurricanes Debby, Helene and Milton. In February 2025, the FPSC voted to approve Duke Energy Florida's storm cost recovery of approximately $1.1 billion over 12 months beginning in March 2025. In March 2025, Duke Energy Carolinas filed a petition for storm securitization with the PSCSC for authorization to finance the estimated South Carolina-retail allocable share of storm costs. In April 2025, Duke Energy Carolinas and Duke Energy Progress received a constructive order from the NCUC on Phase I proceedings in North Carolina related to storm securitization and reached a settlement with the North Carolina Public Staff to resolve all remaining issues in Phase 2 in advance of the evidentiary hearing. A Phase 2 order is expected in June 2025.
•Our nuclear sites continue to benefit our customers and communities by reliably generating large amounts of electricity with low operating costs, providing thousands of well-paying jobs and producing economic and tax benefits for our local communities. In March 2025, the NRC issued the subsequent renewed licenses for Oconee, allowing an additional 20 years of operation of the units through 2053 and 2054. Oconee is the first of Duke Energy's nuclear facilities to reach this significant milestone and receive approval to operate for 80 years. In April 2025, we submitted a subsequent license renewal application to the NRC for Robinson, which would extend the plant's operations an additional 20 years through 2050. We've also continued to sell nuclear PTCs in 2025 as allowed under the IRA, working to further lower the cost of the energy modernization for our customers.
See Notes 4 and 16 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," for additional information.
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

MD&A	MATTERS IMPACTING FUTURE RESULTS
Storm Cost Recovery
From August through October 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. Hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Appropriate storm cost recovery mechanisms are in place to track and recover incremental costs from such events. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude has resulted in incremental financing needs until cost recovery occurs and may impact the near-term results of operations, financial position, or cash flows of the impacted registrants. Regulatory filings have been made or are in process for recovery of storm costs across all jurisdictions and full recovery is expected by early 2026. For more information related to storm cost estimates, regulatory asset deferrals, and financing activities, see "Liquidity and Capital Resources" and Notes 4 and 6 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Debt and Credit Facilities."
EPA Regulations of GHG Emissions
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Duke Energy is analyzing the potential impacts the rules could have on the Company, which could be material and may influence the timing, nature and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in legal challenges to the final rules. For more information, see "Other Matters."
Ohio Substitute House Bill 15
On April 30, 2025, Ohio Substitute House Bill 15 (HB 15) was passed and sent to the governor of Ohio. Duke Energy Ohio anticipates HB 15 will become law by August 10, 2025. HB 15 eliminates Duke Energy Ohio's Legacy Generation Rider (LGR) upon the effective date of HB 15 and prevents the PUCO from future reauthorization of similar arrangements. As a result of HB 15, any future losses related to Duke Energy Ohio's Inter-Company Power Agreement with OVEC will not be recoverable from retail customers. Regulatory assets related to OVEC at the time of HB 15 becoming effective also may not be recoverable. Therefore, future losses related to Duke Energy Ohio's Inter-Company Power Agreement with OVEC would no longer be deferred or recovered from customers and will negatively impact Duke Energy Ohio’s results of operations, financial position and cash flows. For more information, see Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters."
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and supplies. Public policy outcomes, including potential impacts from new or escalating tariffs or other actions from federal executive orders, federal legislation or other rulemakings, could disrupt or impact Duke Energy's supply chain, future financial results, capital plan execution or the ability to execute on the Company's plan to modernize energy infrastructure.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2024. As of this date, all of the Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. While no goodwill impairment charges have been recorded in the accompanying Condensed Consolidated Statements of Operations, the potential for deteriorating economic conditions impacting GU&I's future cash flows or equity valuations of peer companies could impact the estimated fair value of GU&I, and goodwill impairment charges could be recorded in the future.
Other
Duke Energy continues to monitor general market conditions, including the potential for interest rate pressures on the Company's cost of capital, which may impact Duke Energy's capital plan execution, future financial results or the ability to execute on the Company's plan to modernize energy infrastructure.
Results of Operations
Non-GAAP Measures
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP in the U.S., as well as certain non-GAAP financial measures, adjusted earnings and adjusted EPS, discussed below. Non-GAAP financial measures are numerical measures of financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented may not be comparable to similarly titled measures used by other companies because other companies may not calculate the measures in the same manner.
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
There were no special items included in the periods presented.
Discontinued operations primarily represents the operating results of Duke Energy's Commercial Renewables Disposal Groups.

MD&A	DUKE ENERGY
Three Months Ended March 31, 2025, as compared to March 31, 2024
GAAP reported EPS and adjusted EPS were $1.76 for the three months ended March 31, 2025, compared to $1.44 for the three months ended March 31, 2024. GAAP reported EPS and adjusted EPS increased primarily due to higher retail sales volumes and implementation of new rates and riders as well as improved weather, partially offset by higher interest expense and operation and maintenance expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2025		2024
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported Earnings Per Share	$1,365	$1.76	$1,099	$1.44
Adjustments:
Discontinued Operations(a)	—	—	3	—
Adjusted Earnings/Adjusted EPS	$1,365	$1.76	$1,102	$1.44
(a)Recorded in Loss from Discontinued Operations, net of tax.
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
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$7,140	$6,803	$337
Operating Expenses
Fuel used in electric generation and purchased power	2,119	2,355	(236)
Operation, maintenance and other	1,424	1,317	107
Depreciation and amortization	1,334	1,225	109
Property and other taxes	378	337	41
Total operating expenses	5,255	5,234	21
Gains on Sales of Other Assets and Other, net	1	6	(5)
Operating Income	1,886	1,575	311
Other Income and Expenses, net	134	131	3
Interest Expense	530	499	31
Income Before Income Taxes	1,490	1,207	283
Income Tax Expense	189	173	16
Less: Income Attributable to Noncontrolling Interest	25	13	12
Segment Income	$1,276	$1,021	$255

Duke Energy Carolinas GWh sales	23,558	22,388	1,170
Duke Energy Progress GWh sales	18,185	16,128	2,057
Duke Energy Florida GWh sales	9,068	8,839	229
Duke Energy Ohio GWh sales	6,107	5,780	327
Duke Energy Indiana GWh sales	8,324	7,475	849
Total Electric Utilities and Infrastructure GWh sales	65,242	60,610	4,632
Net proportional MW capacity in operation	55,139	54,504	635
Three Months Ended March 31, 2025, as compared to March 31, 2024
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions and higher weather-normal retail sales volumes, offset by higher depreciation and operation, maintenance and other expense. The following is a detailed discussion of the variance drivers by line item.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Operating Revenues. The variance was driven primarily by:
•a $218 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Progress, Duke Energy Indiana, and Duke Energy Florida;
•a $120 million increase in weather-normal retail sales volumes;
•a $75 million increase in retail sales due to favorable weather compared to prior year, including the impacts of decoupling;
•a $42 million increase in wholesale revenues, net of fuel, due to higher sales volumes at Duke Energy Progress;
•a $39 million increase in rider revenues primarily due to Environmental Compliance rider coal ash recovery and Midcontinent Independent System Operator, Inc. (MISO) at Duke Energy Indiana and Storm Protection Plan at Duke Energy Florida;
•a $29 million increase in storm recovery revenues at Duke Energy Florida;
•an $18 million increase in higher transmission revenues due to higher demand and higher Clean Energy Connection subscription revenues at Duke Energy Florida; and
•an $11 million increase in revenues related to higher OVEC rider collections and OVEC sales into PJM Interconnection, LLC at Duke Energy Ohio.
Partially offset by:
•a $256 million decrease in fuel revenues primarily due to net lower fuel cost recovery and lower rates in the current year.
Operating Expenses. The variance was driven primarily by:
•a $109 million increase in depreciation and amortization primarily due to higher depreciable base and the implementation of the North Carolina MYRP increase at Duke Energy Progress, higher depreciable base at Duke Energy Florida, higher net amortizations and higher depreciation rates driven by the South Carolina rate case and the North Carolina MYRP increase at Duke Energy Carolinas and higher depreciation rates from the rate case at Duke Energy Indiana;
•a $107 million increase in operation, maintenance and other primarily driven by higher storm costs at Duke Energy Progress, higher storm amortization at Duke Energy Florida and higher employee-related expenses in the current year, as well as joint owner reimbursements in the prior year at Duke Energy Carolinas; and
•a $41 million increase in property and other taxes due to a higher base on which property taxes are levied at Duke Energy Ohio, Duke Energy Progress and Duke Energy Carolinas.
Partially offset by:
•a $236 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power driven by the expiration of contracts in the prior year at Duke Energy Florida, and higher recovery of fuel expense in the prior year at Duke Energy Carolinas, partially offset by Duke Energy Progress and Duke Energy Ohio.
Interest Expense. The increase was primarily driven by higher outstanding debt balances at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida and interest rates at Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT and income tax credits. The ETRs for the three months ended March 31, 2025, and 2024, were 12.7% and 14.3%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of income tax credits.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$1,140	$902	$238
Operating Expenses
Cost of natural gas	374	232	142
Operation, maintenance and other	125	129	(4)
Depreciation and amortization	107	98	9
Property and other taxes	47	46	1
Total operating expenses	653	505	148
Operating Income	487	397	90
Other Income and Expenses, net	18	17	1
Interest Expense	65	61	4
Income Before Income Taxes	440	353	87
Income Tax Expense	91	69	22
Segment Income	$349	$284	$65

Piedmont LDC throughput (dekatherms)	181,459,847	163,265,015	18,194,832
Duke Energy Midwest LDC throughput (Mcf)	40,455,684	33,197,651	7,258,033
Three Months Ended March 31, 2025, as compared to March 31, 2024
GU&I’s results were impacted primarily by margin growth. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $142 million increase in the cost of natural gas due primarily to higher rates, an increase to volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers; and
•a $72 million increase due to North Carolina base rate increases.
Operating Expenses. The variance was driven primarily by:
•a $142 million increase in the cost of natural gas due primarily to higher rates, higher volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers; and
• a $9 million increase in depreciation and amortization primarily due to higher depreciable base.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the three months ended March 31, 2025, and 2024, were 20.7% and 19.5%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT.
Other

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$42	$38	$4
Operating Expenses	82	56	26
Gains on Sales of Other Assets and Other, net	5	5	—
Operating Loss	(35)	(13)	(22)
Other Income and Expenses, net	20	79	(59)
Interest Expense	318	294	24
Loss Before Income Taxes	(333)	(228)	(105)
Income Tax Benefit	(87)	(64)	(23)
Less: Preferred Dividends	14	39	(25)
Net Loss	$(260)	$(203)	$(57)
Three Months Ended March 31, 2025, as compared to March 31, 2024
Other's results were impacted by higher interest expense driven by higher outstanding long-term debt balances and lower returns on investments.
Operating Expenses. The increase was driven by higher loss experience related to captive insurance claims.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Other Income and Expenses, net. The variance was primarily due to lower return on investments that fund certain employee benefit obligations, lower equity earnings from the NMC investment and lower yields on captive insurance investments.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances.
Preferred Dividends. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
Income Tax Benefit. The increase in the tax benefit was primarily due to higher pretax losses. The ETRs for the three months ended March 31, 2025, and 2024, were 26.1% and 28.1%, respectively. The decrease in the ETR was primarily due to unfavorable tax impacts related to lower investment returns.
DUKE ENERGY CAROLINAS
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$2,524	$2,407	$117
Operating Expenses
Fuel used in electric generation and purchased power	803	860	(57)
Operation, maintenance and other	484	452	32
Depreciation and amortization	432	397	35
Property and other taxes	102	94	8
Total operating expenses	1,821	1,803	18
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	703	605	98
Other Income and Expenses, net	61	61	—
Interest Expense	200	180	20
Income Before Income Taxes	564	486	78
Income Tax Expense	51	56	(5)
Net Income	$513	$430	$83
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	10.9%
Commercial sales	2.2%
Industrial sales	(2.8)%
Wholesale power sales	6.3%
Joint dispatch sales	45.1%
Total sales	5.2%
Average number of customers	2.0%
Three Months Ended March 31, 2025, as compared to March 31, 2024
Operating Revenues. The variance was driven primarily by:
•a $114 million increase due to higher pricing from the North Carolina MYRP increase and the South Carolina rate case;
•a $34 million increase in weather-normal retail sales volumes; and
•a $30 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling.
Partially offset by:
•a $57 million decrease in fuel revenues due to lower fuel rates, partially offset by higher volumes, including JDA sales.
Operating Expenses. The variance was driven primarily by:
•a $35 million increase in depreciation and amortization primarily due to higher net amortizations and depreciation rates driven by the South Carolina rate case and North Carolina MYRP increase;
•a $32 million increase in operation, maintenance and other primarily due to higher employee-related expenses in the current year and joint owner reimbursements in the prior year; and
•an $8 million increase in property taxes and other taxes primarily due to a higher base upon which property taxes are levied.

MD&A	DUKE ENERGY CAROLINAS
Partially offset by:
•a $57 million decrease in fuel used in electric generation and purchased power primarily due to the increased recovery of fuel cost in the prior year, partially offset by higher purchased power costs, including JDA, natural gas prices and volumes.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of income tax credits and EDIT, partially offset by an increase in pretax income.
PROGRESS ENERGY
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$3,467	$3,228	$239
Operating Expenses
Fuel used in electric generation and purchased power	1,106	1,143	(37)
Operation, maintenance and other	688	628	60
Depreciation and amortization	631	587	44
Property and other taxes	172	158	14
Total operating expenses	2,597	2,516	81
Gains on Sales of Other Assets and Other, net	6	7	(1)
Operating Income	876	719	157
Other Income and Expenses, net	55	62	(7)
Interest Expense	275	260	15
Income Before Income Taxes	656	521	135
Income Tax Expense	110	86	24
Net Income	$546	$435	$111
Three Months Ended March 31, 2025, as compared to March 31, 2024
Operating Revenues. The variance was driven primarily by:
•an $86 million increase due to higher pricing from the Duke Energy Florida and Duke Energy Progress North Carolina MYRP increases;
•a $41 million increase in weather-normal retail sales volumes at Duke Energy Progress and Duke Energy Florida;
•a $34 million increase in wholesale revenues, net of fuel, due to higher sales volumes at Duke Energy Progress;
•a $31 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling, at Duke Energy Florida and Duke Energy Progress;
•a $29 million increase in storm recovery revenues at Duke Energy Florida;
•a $21 million increase in rider revenues primarily due to higher rates for the Storm Protection Plan at Duke Energy Florida; and
•an $18 million increase in higher transmission revenues due to higher demand and rates and higher Clean Energy Connection subscription revenues at Duke Energy Florida.
Partially offset by:
•a $42 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates billed to retail customers at Duke Energy Florida, partially offset by an increase in fuel volumes at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:
•a $60 million increase in operation, maintenance and other primarily due to higher storm amortization at Duke Energy Florida and higher storm costs in the current year at Duke Energy Progress;
•a $44 million increase in depreciation and amortization due to higher depreciable base at Duke Energy Florida and Duke Energy Progress and the implementation of the North Carolina MYRP increase at Duke Energy Progress; and
•a $14 million increase in property and other taxes primarily due to higher base upon which property taxes are levied at Duke Energy Progress and Duke Energy Florida.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $37 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power costs driven by expiration of contracts in the prior year at Duke Energy Florida and increased recovery of fuel cost in the prior year at Duke Energy Progress, partially offset by higher volumes at Duke Energy Progress and higher fuel costs driven by higher natural gas prices at Duke Energy Florida.
Interest Expense. The increase was primarily due to higher outstanding debt balances at Duke Energy Progress and Duke Energy Florida and higher interest rates at Duke Energy Florida.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of income tax credits and EDIT.
DUKE ENERGY PROGRESS
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$2,018	$1,788	$230
Operating Expenses
Fuel used in electric generation and purchased power	725	620	105
Operation, maintenance and other	398	375	23
Depreciation and amortization	357	339	18
Property and other taxes	60	51	9
Total operating expenses	1,540	1,385	155
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	478	404	74
Other Income and Expenses, net	37	36	1
Interest Expense	128	120	8
Income Before Income Taxes	387	320	67
Income Tax Expense	56	48	8
Net Income	$331	$272	$59
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2025
Residential sales	14.6%
Commercial sales	3.0%
Industrial sales	10.5%
Wholesale power sales	13.1%
Joint dispatch sales	48.4%
Total sales	12.8%
Average number of customers	1.9%
Three Months Ended March 31, 2025, as compared to March 31, 2024
Operating Revenues. The variance was driven primarily by:
•a $94 million increase in fuel revenues due to higher fuel volumes, partially offset by lower retail fuel rates;
•a $34 million increase in wholesale revenues, net of fuel, due to higher sales volumes;
•a $32 million increase due to higher pricing from the North Carolina MYRP increase;
•a $27 million increase in weather-normal retail sales volumes; and
•a $15 million increase in retail sales due to improved weather compared to prior year, including the impacts of decoupling.

MD&A	DUKE ENERGY PROGRESS
Operating Expenses. The variance was driven primarily by:
•a $105 million increase in fuel used in electric generation and purchased power primarily due to higher volumes, including JDA purchases, and natural gas prices, partially offset by increased recovery of fuel cost in the prior year;
•a $23 million increase in operation, maintenance and other primarily due to higher storm costs in the current year;
•an $18 million increase in depreciation and amortization primarily due to higher depreciable base and the implementation of the North Carolina MYRP increase; and
•a $9 million increase in property taxes primarily due to due to a higher base upon which property taxes are levied.
Interest Expense. The increase was driven primarily by higher outstanding debt balances.
DUKE ENERGY FLORIDA
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$1,444	$1,436	$8
Operating Expenses
Fuel used in electric generation and purchased power	381	523	(142)
Operation, maintenance and other	286	251	35
Depreciation and amortization	274	248	26
Property and other taxes	112	106	6
Total operating expenses	1,053	1,128	(75)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	392	309	83
Other Income and Expenses, net	18	24	(6)
Interest Expense	118	111	7
Income Before Income Taxes	292	222	70
Income Tax Expense	58	43	15
Net Income	$234	$179	$55
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

Increase (Decrease) over prior period	2025
Residential sales	5.7%
Commercial sales	2.3%
Industrial sales	(5.9)%
Wholesale power sales	1.9%
Total sales	2.6%
Average number of customers	1.6%
Three Months Ended March 31, 2025, as compared to March 31, 2024
Operating Revenues. The variance was driven primarily by:
•a $54 million increase due to higher pricing from the Florida rate case;
•a $29 million increase in storm recovery revenues;
•a $21 million increase in rider revenues primarily due to higher rates for the Storm Protection Plan;
•an $18 million increase in transmission revenues due to higher demand and rates and higher Clean Energy Connection subscription revenues;
•a $16 million increase in retail sales due to improved weather compared to prior year; and
•a $14 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $136 million decrease in fuel and capacity revenues primarily due to lower fuel and capacity rates.

MD&A	DUKE ENERGY FLORIDA
Operating Expenses. The variance was driven primarily by:
•a $142 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power costs driven by the expiration of contracts in the prior year, partially offset by higher fuel costs driven by higher natural gas prices.
Partially offset by:
•a $35 million increase in operation, maintenance, and other primarily due to higher storm amortization; and
•a $26 million increase in depreciation and amortization primarily due to higher depreciable base.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of income tax credits.
DUKE ENERGY OHIO
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues
Regulated electric	$487	$458	$29
Regulated natural gas	279	220	59
Total operating revenues	766	678	88
Operating Expenses
Fuel used in electric generation and purchased power	149	138	11
Cost of natural gas	101	61	40
Operation, maintenance and other	124	126	(2)
Depreciation and amortization	112	99	13
Property and other taxes	116	102	14
Total operating expenses	602	526	76
Operating Income	164	152	12
Other Income and Expenses, net	5	6	(1)
Interest Expense	47	45	2
Income Before Income Taxes	122	113	9
Income Tax Expense	22	19	3
Net Income	$100	$94	$6
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2025	2025
Residential sales	12.2%	29.6%
Commercial sales	12.4%	21.5%
Industrial sales	(12.9)%	22.7%
Wholesale electric power sales	(13.8)%	n/a
Other natural gas sales	n/a	0.2%
Total sales	5.7%	21.9%
Average number of customers	0.9%	0.4%
Three Months Ended March 31, 2025, as compared to March 31, 2024
Operating Revenues. The variance was driven primarily by:
•a $45 million increase in fuel-related revenues primarily due to higher natural gas costs and higher full-service retail sales volumes;
•a $20 million increase in retail revenue riders primarily due to the Uncollectible Expense Riders, Distribution Capital Investment Rider and the Pipeline Modernization Mechanism;
•an $11 million increase in revenues related to higher OVEC rider collections and OVEC sales into PJM Interconnection, LLC; and
•an $11 million increase due to improved weather compared to prior year.

MD&A	DUKE ENERGY OHIO
Operating Expenses. The variance was driven primarily by:
•a $51 million increase in fuel expense primarily driven by higher retail prices for natural gas and purchased power and an increase in purchased power volumes;
•a $14 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied and higher franchise taxes; and
•a $13 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and higher amortization related to the increased collections of the uncollectible rider.
DUKE ENERGY INDIANA
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$858	$759	$99
Operating Expenses
Fuel used in electric generation and purchased power	260	271	(11)
Operation, maintenance and other	195	180	15
Depreciation and amortization	192	169	23
Property and other taxes	18	14	4
Total operating expenses	665	634	31
Operating Income	193	125	68
Other Income and Expenses, net	10	13	(3)
Interest Expense	59	57	2
Income Before Income Taxes	144	81	63
Income Tax Expense	18	14	4
Net Income	$126	$67	$59
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	13.1%
Commercial sales	7.0%
Industrial sales	(15.3)%
Wholesale power sales	42.5%
Total sales	11.4%
Average number of customers	1.6%
Three Months Ended March 31, 2025, as compared to March 31, 2024
Operating Revenues. The variance was driven primarily by:
•a $40 million increase in weather-normal retail sales volumes;
•an $18 million increase primarily due to higher pricing from the Indiana rate case, net of certain rider revenues moving to base;
•a $12 million increase in retail sales due to improved weather compared to prior year;
•an $8 million increase in wholesale revenues, including fuel, primarily due to an increase in sales in the current year; and
•an $8 million increase in rider revenues primarily due to Environmental Compliance rider coal ash recovery and MISO rider adjustments, partially offset by the completion of refunds related to the Supreme Court coal ash amortization in the prior year.
Operating Expenses. The variance was driven primarily by:
•a $23 million increase in depreciation and amortization primarily due to higher depreciation rates from the Indiana rate case; and
•a $15 million increase in operation, maintenance and other primarily due to an increase in rider amortizations.

MD&A	DUKE ENERGY INDIANA
Partially offset by:
•an $11 million decrease in fuel used in electric generation and purchased power primarily due to lower deferred fuel and MISO amortization, partially offset by higher coal and natural gas costs and higher purchased power expense.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
PIEDMONT
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Operating Revenues	$857	$676	$181
Operating Expenses
Cost of natural gas	272	170	102
Operation, maintenance and other	96	95	1
Depreciation and amortization	70	62	8
Property and other taxes	18	15	3
Total operating expenses	456	342	114
Operating Income	401	334	67
Other Income and Expenses, net	13	17	(4)
Interest Expense	47	45	2
Income Before Income Taxes	367	306	61
Income Tax Expense	76	60	16
Net Income	$291	$246	$45
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential deliveries	17.1%
Commercial deliveries	18.7%
Industrial deliveries	0.2%
Power generation deliveries	10.9%
For resale	14.1%
Total throughput deliveries	11.1%
Secondary market volumes	31.7%
Average number of customers	1.8%
Three Months Ended March 31, 2025, as compared to March 31, 2024
Operating Revenues. The variance was driven primarily by:
•a $102 million increase in the cost of natural gas due to higher rates, higher volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers; and
•a $72 million increase due to North Carolina base rate increases.
Operating Expenses. The variance was driven primarily by:
•a $102 million increase in the cost of natural gas due to higher rates, higher volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers; and
•an $8 million increase in depreciation and amortization due to higher depreciable base.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. In 2024, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida began monetizing tax credits in the transferability markets established by the IRA and are working with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. See Note 16 to the Condensed Consolidated Financial Statements, “Income Taxes,” for further information. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2024, included a summary and detailed discussion of projected primary sources and uses of cash for 2025 to 2027.
In 2025, Duke Energy executed several equity forward sales agreements as part of the ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2025. See Note 14 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details.
In March 2025, Duke Energy extended the termination date of its existing Master Credit Facility to March 2030 and increased its capacity from $9 billion to $10 billion. As of March 31, 2025, Duke Energy had $475 million of cash on hand and $7.8 billion available under its Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for the timing and use of proceeds from the sale of certain Commercial Renewables assets to affiliates of Brookfield.
Debt
As discussed in Note 12 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," Duke Energy Carolinas terminated and repaid DERF in January 2025 and Duke Energy Progress terminated and repaid DEPR in March 2025. As a result of these repayments, DERF and DEPR have ceased operations.
From August through October 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. As discussed in Note 4, to the Condensed Consolidated Financial Statements, "Regulatory Matters," hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude have resulted in incremental financing needs until cost recovery occurs. See "Matters Impacting Future Results" for further details and Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding term loans executed in response to these major storm events.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$2,177	$2,474
Investing activities	(3,300)	(3,342)
Financing activities	1,238	1,029
Net increase in cash, cash equivalents and restricted cash	115	161
Cash, cash equivalents and restricted cash at beginning of period	421	357
Cash, cash equivalents and restricted cash at end of period	$536	$518
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2025	2024	Variance
Net income	$1,404	$1,151	$253
Non-cash adjustments to net income	1,800	1,589	211
Payments for asset retirement obligations	(102)	(115)	13
Working capital	(945)	(341)	(604)
Other assets and Other liabilities	20	190	(170)
Net cash provided by operating activities	$2,177	$2,474	$(297)

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance is primarily driven by:
•a $774 million decrease in net working capital and other assets and liabilities amounts, primarily due to the timing of accruals and payments, including payments related to restoration activities from the 2024 storm season.
Partially offset by:
•a $464 million increase in net income, after adjustment for non-cash items, primarily due to higher retail sales volumes and implementation of new rates and riders as well as improved weather, partially offset by higher interest expense and operation and maintenance expense.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2025	2024	Variance
Capital, investment and acquisition expenditures	$(3,148)	$(3,215)	$67
Other investing items	(152)	(127)	(25)
Net cash used in investing activities	$(3,300)	$(3,342)	$42
The variance is primarily due to lower capital expenditures at Piedmont within the GU&I segment in the current year.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2025	2024	Variance
Issuances of long-term debt, net	$3,100	$2,089	$1,011
Issuances of common stock	7	4	3
Notes payable, commercial paper and other short-term borrowings	(1,055)	(191)	(864)
Dividends paid	(803)	(806)	3
Other financing items	(11)	(67)	56
Net cash provided by financing activities	$1,238	$1,029	$209
The variance is primarily due to:
•a $1,011 million increase in proceeds from net issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt;
Partially offset by:
•a $864 million decrease in net borrowings from notes payable and commercial paper.
OTHER MATTERS
Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, coal ash and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants. Refer to Note 4, "Regulatory Matters," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024, for more information regarding potential plant retirements and Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements, for further information regarding regulatory filings related to the Duke Energy Registrants.
GHG Standards and Guidelines
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of Electric Generators for a Sensible Transition, a coalition of similarly affected utilities, and as a member of a utility trade group. The litigation is currently pending in the U.S. Court of Appeals for the District of Columbia Circuit (the Court). On February 5, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 60-day abeyance to allow time for new EPA leadership to review the issues and EPA Rule 111 to determine how they wish to proceed. On February 19, 2025, the Court granted EPA’s request. On April 21, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it conducts a new notice-and-comment rulemaking to reconsider the challenged EPA Rule 111. As part of this request, the EPA indicated it intends to issue a proposed reconsideration rule in spring 2025 and issue a final rule by December 2025. On April 25, 2025, the Court granted EPA’s motion and ordered that the litigation continue to remain in abeyance pending further order of the Court.

MD&A	OTHER MATTERS
Coal Combustion Residuals
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments).Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024. On February 13, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 120-day abeyance to allow time for new EPA leadership to review the issues and the 2024 CCR Rule to determine how they wish to proceed. On that same day, the Court granted EPA’s motion to hold the case in abeyance pending further order of the Court.
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Duke Energy Registrants are, from time to time, parties to various lawsuits and regulatory proceedings in the ordinary course of their business. For information regarding legal proceedings, including regulatory and environmental matters, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024.
The Town of Carrboro Litigation
On December 4, 2024, the town of Carrboro, North Carolina, filed a lawsuit against Duke Energy in the North Carolina Superior Court, Orange County, alleging that Duke Energy and its predecessor companies knew since the late 1960s that fossil-fuel emissions could cause global climate changes and engaged in a campaign to conceal the dangers of fossil fuel emissions from the public, regulators, legislators, and others, resulting in a delayed transition away from fossil fuel emissions and worsening climate change. The lawsuit also alleges that Duke Energy misled the public regarding Duke Energy’s support for, and actions toward, transitioning its fossil fuel portfolio to renewable energy. The damages alleged range from road and stormwater-system impacts to increased electricity costs and recurring invasions and interferences from extreme weather events. The lawsuit asserts state law claims for public nuisance, private nuisance, trespass, negligence, and gross negligence, and is seeking an unspecified amount of monetary damages. The case has been transferred to the North Carolina Business Court. On March 17, 2025, Duke Energy filed a motion to dismiss the litigation based on lack of subject matter jurisdiction. In addition, Duke Energy's motion to dismiss based on failure to state a claim on which relief can be granted is due by May 9, 2025. Duke Energy cannot predict the outcome of this matter.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
One-Hundred and Twelfth Supplemental Indenture, dated as of January 6, 2025, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on January 6, 2025, File No. 1-4928).
X
4.2
Ninety-Sixth Supplemental Indenture, dated as of March 1, 2025, between the registrant, The Bank of New York Mellon (formerly Irving Trust Company), and Christie Leppert (successor to Frederick G. Herbst), and forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 6, 2025, File No. 1-3382).
X
10.1
Amendment No. 2 and Consent, dated as of March 14, 2025, between the registrants, Duke Energy Kentucky, LLC, the Lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, N.A., as Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on March 17, 2025, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
*10.2**	Form of Performance Award Agreement	X
*10.3**	Form of Restricted Stock Unit Award Agreement	X
*10.4**	Duke Energy Corporation 2025 Director Compensation Program Summary	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X

EXHIBITS

*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EXHIBITS

*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	May 6, 2025	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2025	/s/ CYNTHIA S. LEE
Cynthia S. Lee Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)