Form 10-Q
period 2025-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2025-08-05
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at July 31, 2025:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	777,624,467
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2015 CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024 under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule

AFUDC	Allowance for funds used during construction

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CC	Combined Cycle

CCR	Coal Combustion Residuals

CPCN	Certificate of Public Convenience and Necessity

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GU&I	Gas Utilities and Infrastructure

GLOSSARY OF TERMS

GWh	Gigawatt-hours

HB951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plan

NCI	Noncontrolling Interests

NCUC	North Carolina Utilities Commission

NMC	National Methanol Company

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont's Tennessee Business	Piedmont's Tennessee natural gas local distribution company business

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

Robinson	Robinson Nuclear Plant

RTO	Regional Transmission Organization

SPP	Storm Protection Plan

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

U.S. Supreme Court	Supreme Court of the United States

VIE	Variable Interest Entity

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
◦Asset or business acquisitions and dispositions may not be consummated or yield the anticipated benefits, which could adversely affect our financial condition, credit metrics or ability to execute strategic and capital plans; and
◦The actions of activist shareholders could disrupt our operations, impact our ability to execute on our business strategy, or cause fluctuations in the trading price of our common stock.
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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Regulated electric	$6,968	$6,746	$14,032	$13,478
Regulated natural gas	462	347	1,567	1,213
Nonregulated electric and other	78	79	158	152
Total operating revenues	7,508	7,172	15,757	14,843
Operating Expenses
Fuel used in electric generation and purchased power	1,878	2,228	3,977	4,563
Cost of natural gas	158	78	532	310
Operation, maintenance and other	1,655	1,320	3,154	2,699
Depreciation and amortization	1,583	1,409	3,095	2,796
Property and other taxes	415	393	843	779
Impairment of assets and other charges	3	43	3	44
Total operating expenses	5,692	5,471	11,604	11,191
Gains on Sales of Other Assets and Other, net	14	6	20	18
Operating Income	1,830	1,707	4,173	3,670
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	11	21	22	38
Other income and expenses, net	183	167	315	336
Total other income and expenses	194	188	337	374
Interest Expense	897	824	1,786	1,641
Income From Continuing Operations Before Income Taxes	1,127	1,071	2,724	2,403
Income Tax Expense From Continuing Operations	119	140	312	318
Income From Continuing Operations	1,008	931	2,412	2,085
Loss From Discontinued Operations, net of tax	(1)	(10)	(1)	(13)
Net Income	1,007	921	2,411	2,072
Less: Net Income Attributable to Noncontrolling Interests	23	21	48	34
Net Income Attributable to Duke Energy Corporation	984	900	2,363	2,038
Less: Preferred Dividends	13	14	27	53
Net Income Available to Duke Energy Corporation Common Stockholders	$971	$886	$2,336	$1,985

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.25	$1.14	$3.00	$2.59
Loss from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$(0.01)	$—	$(0.02)
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.25	$1.13	$3.00	$2.57
Weighted Average Shares Outstanding
Basic and Diluted	777	772	777	771
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net Income	$1,007	$921	$2,411	$2,072
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	—	—	—	16
Net unrealized gains (losses) on cash flow hedges	6	26	(4)	117
Reclassification into earnings from cash flow hedges	(2)	(3)	12	(1)
Net unrealized gains (losses) on fair value hedges	6	(29)	(35)	(21)
Unrealized (losses) gains on available-for-sale securities	(1)	(1)	2	(3)
Other Comprehensive Income (Loss), net of tax	9	(7)	(25)	108
Comprehensive Income	1,016	914	2,386	2,180
Less: Comprehensive Income Attributable to Noncontrolling Interests	23	21	48	34
Comprehensive Income Attributable to Duke Energy	993	893	2,338	2,146
Less: Preferred Dividends	13	14	27	53
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$980	$879	$2,311	$2,093
(a)Net of income tax expense of $3 million and income tax benefit of $2 million for the three months ended June 30, 2025, and 2024, respectively and an income tax benefit of $7 million and income tax expense of $32 million for the six months ended June 30, 2025, and 2024, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$344	$314
Receivables (net of allowance for doubtful accounts of $199 at 2025 and $124 at 2024)	4,089	2,232
Receivables of VIEs (net of allowance for doubtful accounts of $85 at 2024)	11	1,889
Receivable from sales of Commercial Renewables Disposal Groups	—	551
Inventory (includes $548 at 2025 and $494 at 2024 related to VIEs)	4,434	4,509
Regulatory assets (includes $120 at 2025 and 2024 related to VIEs)	2,269	2,756
Assets held for sale	—	4
Other (includes $81 at 2025 and $90 at 2024 related to VIEs)	1,001	695
Total current assets	12,148	12,950
Property, Plant and Equipment
Cost	186,261	180,806
Accumulated depreciation and amortization	(59,613)	(57,503)
Net property, plant and equipment	126,648	123,303
Other Noncurrent Assets
Goodwill	19,303	19,303
Regulatory assets (includes $1,651 at 2025 and $1,705 at 2024 related to VIEs)	14,172	14,254
Nuclear decommissioning trust funds	12,109	11,434
Operating lease right-of-use assets, net	1,209	1,148
Investments in equity method unconsolidated affiliates	332	353
Assets held for sale	—	89
Other	3,792	3,509
Total other noncurrent assets	50,917	50,090
Total Assets	$189,713	$186,343
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $247 at 2025 and $214 at 2024 related to VIEs)	$4,373	$5,479
Notes payable and commercial paper	3,473	3,584
Taxes accrued	837	851
Interest accrued	881	855
Current maturities of long-term debt (includes $110 at 2025 and $1,012 at 2024 related to VIEs)	5,046	4,349
Asset retirement obligations	636	650
Regulatory liabilities	1,257	1,425
Liabilities associated with assets held for sale	18	80
Other	1,887	2,084
Total current liabilities	18,408	19,357
Long-Term Debt (includes $1,782 at 2025 and $1,842 at 2024 related to VIEs)	78,914	76,340
Other Noncurrent Liabilities
Deferred income taxes	11,990	11,424
Asset retirement obligations	9,316	9,342
Regulatory liabilities	15,047	14,694
Operating lease liabilities	1,020	957
Accrued pension and other post-retirement benefit costs	410	434
Investment tax credits	882	894
Liabilities associated with assets held for sale	—	89
Other (includes $27 at 2024 related to VIEs)	1,696	1,556
Total other noncurrent liabilities	40,361	39,390
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2025 and 2024	973	973
Common stock, $0.001 par value, 2 billion shares authorized; 778 million and 776 million shares outstanding at 2025 and 2024	1	1
Additional paid-in capital	45,573	45,494
Retained earnings	4,141	3,431
Accumulated other comprehensive income	203	228
Total Duke Energy Corporation stockholders' equity	50,891	50,127
Noncontrolling interests	1,139	1,129
Total equity	52,030	51,256
Total Liabilities and Equity	$189,713	$186,343
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,411	$2,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,659	3,100
Equity component of AFUDC	(147)	(116)
Losses on sales of Commercial Renewables Disposal Groups	4	5
Gains on sales of other assets	(20)	(18)
Impairment of assets and other charges	3	44
Deferred income taxes	611	264
Equity in earnings of unconsolidated affiliates	(22)	(38)
Payments for asset retirement obligations	(241)	(262)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	266	(37)
Receivables	53	(19)
Inventory	85	(86)
Other current assets	(243)	502
Increase (decrease) in
Accounts payable	(987)	(215)
Taxes accrued	(7)	(68)
Other current liabilities	(374)	(257)
Other assets	(82)	331
Other liabilities	71	225
Net cash provided by operating activities	5,040	5,427
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,428)	(6,204)
Contributions to equity method investments	—	(8)
Purchases of debt and equity securities	(3,446)	(2,275)
Proceeds from sales and maturities of debt and equity securities	3,535	2,319
Net proceeds from the sales of Commercial Renewables Disposal Groups	559	—
Other	(484)	(407)
Net cash used in investing activities	(6,264)	(6,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	4,848	6,372
Issuance of common stock	14	20
Payments for the redemption of long-term debt	(1,815)	(2,731)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	—	502
Payments for the redemption of short-term debt with original maturities greater than 90 days	(5)	(824)
Notes payable and commercial paper	(185)	(414)
Contributions from noncontrolling interests	—	47
Dividends paid	(1,610)	(1,590)
Other	(2)	(108)
Net cash provided by financing activities	1,245	1,274
Net increase in cash, cash equivalents and restricted cash	21	126
Cash, cash equivalents and restricted cash at beginning of period	421	357
Cash, cash equivalents and restricted cash at end of period	$442	$483
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,929	$1,721
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024 and 2025
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2024	$1,962	772	$1	$44,937	$2,542	$199	$(17)	$(73)	$49,551	$1,087	$50,638
Net income(c)	—	—	—	—	886	—	—	—	886	21	907
Other comprehensive income (loss)	—	—	—	—	—	(6)	(1)	—	(7)	—	(7)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	70	—	—	—	—	70	—	70
Common stock dividends	—	—	—	—	(794)	—	—	—	(794)	—	(794)
Sale of Commercial Renewables Disposal Groups(b)	—	—	—	—	—	—	—	—	—	(51)	(51)
Contribution from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	—	1	—	—	—	1	—	1
Balance at June 30, 2024	$1,962	772	$1	$45,007	$2,635	$193	$(18)	$(73)	$49,707	$1,099	$50,806

Balance at March 31, 2025	$973	777	$1	$45,516	$3,986	$289	$(14)	$(81)	$50,670	$1,124	$51,794
Net income(c)	—	—	—	—	971	—	—	—	971	23	994
Other comprehensive income (loss)	—	—	—	—	—	10	(1)	—	9	—	9
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	56	—	—	—	—	56	—	56
Common stock dividends	—	—	—	—	(815)	—	—	—	(815)	—	(815)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	1	(1)	—	—		—	—	—
Balance at June 30, 2025	$973	778	$1	$45,573	$4,141	$299	$(15)	$(81)	$50,891	$1,139	$52,030
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2024 and 2025
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income(c)	—	—	—	—	1,985	—	—	—	1,985	34	2,019
Other comprehensive income (loss)	—	—	—	—	—	95	(3)	16	108	—	108
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	86	—	—	—	—	86	—	86
Common stock dividends	—	—	—	—	(1,586)	—	—	—	(1,586)	—	(1,586)
Sale of Commercial Renewables Disposal Groups(b)	—	—	—	—	—	—	—	—	—	(51)	(51)
Contributions from noncontrolling interests, net of transaction costs	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	1	1	—	—	—	2	(1)	1
Balance at June 30, 2024	$1,962	772	$1	$45,007	$2,635	$193	$(18)	$(73)	$49,707	$1,099	$50,806

Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
Net income(c)	—	—	—	—	2,336	—	—	—	2,336	48	2,384
Other comprehensive (loss) income	—	—	—	—	—	(27)	2	—	(25)	—	(25)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	78	—	—	—	—	78	—	78
Common stock dividends	—	—	—	—	(1,629)	—	—	—	(1,629)	—	(1,629)
Sale of Commercial Renewables Disposal Groups(b)	—	—	—	—	—	—	—	—	—	(18)	(18)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	1	3	—	—	—	4	(6)	(2)
Balance at June 30, 2025	$973	778	$1	$45,573	$4,141	$299	$(15)	$(81)	$50,891	$1,139	$52,030
(a)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
(b)See Note 2 for additional information.
(c)Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$2,231	$2,297	$4,755	$4,704
Operating Expenses
Fuel used in electric generation and purchased power	571	749	1,374	1,609
Operation, maintenance and other	500	444	984	895
Depreciation and amortization	482	437	914	834
Property and other taxes	85	89	187	183
Impairment of assets and other charges	(1)	33	(1)	34
Total operating expenses	1,637	1,752	3,458	3,555
Gains on Sales of Other Assets and Other, net	6	—	6	1
Operating Income	600	545	1,303	1,150
Other Income and Expenses, net	61	62	122	123
Interest Expense	200	168	400	348
Income Before Income Taxes	461	439	1,025	925
Income Tax Expense	36	48	87	104
Net Income and Comprehensive Income	$425	$391	$938	$821
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$7	$6
Receivables (net of allowance for doubtful accounts of $57 at 2025 and $18 at 2024)	1,241	266
Receivables of VIEs (net of allowance for doubtful accounts of $51 at 2024)	1	1,054
Receivables from affiliated companies	210	157
Notes receivable from affiliated companies	27	65
Inventory	1,524	1,536
Regulatory assets (includes $12 at 2025 and 2024 related to VIEs)	656	685
Other (includes $9 at 2025 and 2024 related to VIEs)	354	52
Total current assets	4,020	3,821
Property, Plant and Equipment
Cost	60,065	58,382
Accumulated depreciation and amortization	(19,637)	(19,090)
Net property, plant and equipment	40,428	39,292
Other Noncurrent Assets
Regulatory assets (includes $184 at 2025 and $189 at 2024 related to VIEs)	3,985	4,199
Nuclear decommissioning trust funds	6,880	6,468
Operating lease right-of-use assets, net	88	98
Other	1,198	1,127
Total other noncurrent assets	12,151	11,892
Total Assets	$56,599	$55,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,347	$1,809
Accounts payable to affiliated companies	492	241
Taxes accrued	275	627
Interest accrued	228	201
Current maturities of long-term debt (includes $10 at 2025 and $510 at 2024 related to VIEs)	23	521
Asset retirement obligations	259	247
Regulatory liabilities	571	618
Other	477	541
Total current liabilities	3,672	4,805
Long-Term Debt (includes $193 at 2025 and $198 at 2024 related to VIEs)	18,022	16,669
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,146	4,052
Asset retirement obligations	3,716	3,743
Regulatory liabilities	6,893	6,592
Operating lease liabilities	78	87
Accrued pension and other post-retirement benefit costs	21	24
Investment tax credits	309	317
Other (includes $15 at 2024 related to VIEs)	672	576
Total other noncurrent liabilities	15,835	15,391
Commitments and Contingencies
Equity
Member's equity	18,776	17,846
Accumulated other comprehensive loss	(6)	(6)
Total equity	18,770	17,840
Total Liabilities and Equity	$56,599	$55,005
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$938	$821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,048	966
Equity component of AFUDC	(66)	(58)
Gains on sales of other assets	(6)	(1)
Impairment of assets and other charges	(1)	34
Deferred income taxes	209	(38)
Payments for asset retirement obligations	(95)	(80)
(Increase) decrease in
Receivables	96	(61)
Receivables from affiliated companies	(53)	11
Inventory	12	(25)
Other current assets	(319)	9
Increase (decrease) in
Accounts payable	(281)	(28)
Accounts payable to affiliated companies	251	3
Taxes accrued	(352)	3
Other current liabilities	(16)	(145)
Other assets	(70)	410
Other liabilities	33	(41)
Net cash provided by operating activities	1,328	1,780
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,145)	(1,949)
Purchases of debt and equity securities	(1,725)	(1,211)
Proceeds from sales and maturities of debt and equity securities	1,725	1,211
Notes receivable from affiliated companies	38	—
Other	(152)	(178)
Net cash used in investing activities	(2,259)	(2,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,343	1,018
Payments for the redemption of long-term debt	(503)	(9)
Notes payable to affiliated companies	—	(660)
Other	92	(1)
Net cash provided by financing activities	932	348
Net increase in cash, cash equivalents and restricted cash	1	1
Cash, cash equivalents and restricted cash at beginning of period	16	19
Cash, cash equivalents and restricted cash at end of period	$17	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$698	$597
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024 and 2025
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at March 31, 2024	$17,343	$(6)	$17,337
Net income	391	—	391
Other	(20)	—	(20)
Balance at June 30, 2024	$17,714	$(6)	$17,708

Balance at March 31, 2025	$18,359	$(6)	$18,353
Net income	425	—	425
Other	(8)	—	(8)
Balance at June 30, 2025	$18,776	$(6)	$18,770

	Six Months Ended June 30, 2024 and 2025
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	821	—	821
Other	(20)	—	(20)
Balance at June 30, 2024	$17,714	$(6)	$17,708

Balance at December 31, 2024	$17,846	$(6)	$17,840
Net income	938	—	938
Other	(8)	—	(8)
Balance at June 30, 2025	$18,776	$(6)	$18,770
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$3,569	$3,357	$7,036	$6,585
Operating Expenses
Fuel used in electric generation and purchased power	1,025	1,202	2,131	2,345
Operation, maintenance and other	843	588	1,531	1,216
Depreciation and amortization	609	568	1,240	1,155
Property and other taxes	175	166	347	324
Impairment of assets and other charges	—	9	—	9
Total operating expenses	2,652	2,533	5,249	5,049
Gains on Sales of Other Assets and Other, net	6	6	12	13
Operating Income	923	830	1,799	1,549
Other Income and Expenses, net	75	60	130	122
Interest Expense	283	265	558	525
Income Before Income Taxes	715	625	1,371	1,146
Income Tax Expense	108	104	218	190
Net Income	$607	$521	$1,153	$956
Other Comprehensive Loss, net of tax
Unrealized losses on available-for-sale securities	(1)	—	(1)	—
Comprehensive Income	$606	$521	$1,152	$956
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$58	$73
Receivables (net of allowance for doubtful accounts of $70 at 2025 and $39 at 2024)	1,737	707
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	9	835
Receivables from affiliated companies	101	25
Notes receivable from affiliated companies	897	—
Inventory (includes $548 at 2025 and $494 at 2024 related to VIEs)	2,090	2,086
Regulatory assets (includes $108 at 2025 and 2024 related to VIEs)	1,176	1,647
Other (includes $65 at 2025 and $75 at 2024 related to VIEs)	229	182
Total current assets	6,297	5,555
Property, Plant and Equipment
Cost	74,996	72,560
Accumulated depreciation and amortization	(24,591)	(23,586)
Net property, plant and equipment	50,405	48,974
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,467 at 2025 and $1,516 at 2024 related to VIEs)	6,758	6,618
Nuclear decommissioning trust funds	5,230	4,967
Operating lease right-of-use assets, net	653	625
Other	1,313	1,242
Total other noncurrent assets	17,609	17,107
Total Assets	$74,311	$71,636
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $241 at 2025 and $208 at 2024 related to VIEs)	$1,560	$2,170
Accounts payable to affiliated companies	648	507
Notes payable to affiliated companies	15	1,077
Taxes accrued	412	312
Interest accrued	266	232
Current maturities of long-term debt (includes $100 at 2025 and $502 at 2024 related to VIEs)	1,817	1,517
Asset retirement obligations	223	231
Regulatory liabilities	356	522
Other	684	792
Total current liabilities	5,981	7,360
Long-Term Debt (includes $1,530 at 2025 and $1,582 at 2024 related to VIEs)	24,913	22,829
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,424	5,263
Asset retirement obligations	4,318	4,317
Regulatory liabilities	5,458	5,258
Operating lease liabilities	600	557
Accrued pension and other post-retirement benefit costs	246	254
Investment tax credits	383	385
Other (includes $11 at 2024 related to VIEs)	425	357
Total other noncurrent liabilities	16,854	16,391
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2025 and 2024	—	—
Additional paid-in capital	12,187	11,830
Retained earnings	14,237	13,086
Accumulated other comprehensive loss	(11)	(10)
Total equity	26,413	24,906
Total Liabilities and Equity	$74,311	$71,636
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,153	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,675	1,330
Equity component of AFUDC	(51)	(36)
Gains on sales of other assets	(12)	(13)
Impairment of assets and other charges	—	9
Deferred income taxes	122	(61)
Payments for asset retirement obligations	(101)	(144)
(Increase) decrease in
Receivables	(176)	(223)
Receivables from affiliated companies	(76)	85
Inventory	7	(106)
Other current assets	51	494
Increase (decrease) in
Accounts payable	(624)	(34)
Accounts payable to affiliated companies	198	24
Taxes accrued	109	169
Other current liabilities	(128)	28
Other assets	(60)	(136)
Other liabilities	78	79
Net cash provided by operating activities	2,165	2,421
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,742)	(2,623)
Purchases of debt and equity securities	(1,638)	(989)
Proceeds from sales and maturities of debt and equity securities	1,660	1,039
Notes receivable from affiliated companies	(897)	—
Other	(211)	(192)
Net cash used in investing activities	(3,828)	(2,765)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,860	844
Payments for the redemption of long-term debt	(459)	(407)
Notes payable to affiliated companies	(1,062)	(67)
Capital contribution from parent	300	—
Other	(1)	(1)
Net cash provided by financing activities	1,638	369
Net (decrease) increase in cash, cash equivalents and restricted cash	(25)	25
Cash, cash equivalents and restricted cash at beginning of period	160	135
Cash, cash equivalents and restricted cash at end of period	$135	$160
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$827	$729
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024 and 2025
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized
	Additional		(Losses) on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at March 31, 2024	$11,830	$11,475	$(1)	$(5)	$(4)	$23,295
Net income	—	521	—	—	—	521
Other	19	—	—	—	—	19
Balance at June 30, 2024	$11,849	$11,996	$(1)	$(5)	$(4)	$23,835

Balance at March 31, 2025	$12,130	$13,630	$(1)	$(5)	$(4)	$25,750
Net income	—	607	—	—	—	607
Other comprehensive income (loss)	—	—	—	(1)	—	(1)
Equitization of certain intercompany balances with affiliates	57	—	—	—	—	57
Balance at June 30, 2025	$12,187	$14,237	$(1)	$(6)	$(4)	$26,413

	Six Months Ended June 30, 2024 and 2025
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized
	Additional		(Losses) on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860
Net income	—	956	—	—	—	956
Other	19	—	—	—	—	19
Balance at June 30, 2024	$11,849	$11,996	$(1)	$(5)	$(4)	$23,835

Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906
Net income	—	1,153	—	—	—	1,153
Other comprehensive income (loss)	—	—	—	(1)	—	(1)
Equitization of certain intercompany balances with affiliates	57	(2)	—	—	—	55
Capital contribution from parent	300	—	—	—	—	300
Balance at June 30, 2025	$12,187	$14,237	$(1)	$(6)	$(4)	$26,413
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$1,681	$1,636	$3,699	$3,424
Operating Expenses
Fuel used in electric generation and purchased power	574	597	1,299	1,217
Operation, maintenance and other	340	326	738	701
Depreciation and amortization	319	306	676	645
Property and other taxes	45	50	105	101
Impairment of assets and other charges	—	9	—	9
Total operating expenses	1,278	1,288	2,818	2,673
Gains on Sales of Other Assets and Other, net	—	—	—	1
Operating Income	403	348	881	752
Other Income and Expenses, net	50	37	87	73
Interest Expense	139	123	267	243
Income Before Income Taxes	314	262	701	582
Income Tax Expense	39	39	95	87
Net Income and Comprehensive Income	$275	$223	$606	$495

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$24	$24
Receivables (net of allowance for doubtful accounts of $42 at 2025 and $10 at 2024)	934	160
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	5	835
Receivables from affiliated companies	31	10
Notes receivable from affiliated companies	949	—
Inventory	1,323	1,341
Regulatory assets (includes $47 at 2025 and 2024 related to VIEs)	614	626
Other (includes $37 at 2025 and $40 at 2024 related to VIEs)	159	104
Total current assets	4,039	3,100
Property, Plant and Equipment
Cost	43,320	42,060
Accumulated depreciation and amortization	(16,550)	(15,930)
Net property, plant and equipment	26,770	26,130
Other Noncurrent Assets
Regulatory assets (includes $752 at 2025 and $775 at 2024 related to VIEs)	4,654	4,555
Nuclear decommissioning trust funds	4,922	4,636
Operating lease right-of-use assets, net	403	348
Other	770	724
Total other noncurrent assets	10,749	10,263
Total Assets	$41,558	$39,493
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$581	$749
Accounts payable to affiliated companies	391	306
Notes payable to affiliated companies	—	611
Taxes accrued	107	394
Interest accrued	156	122
Current maturities of long-term debt (includes $40 at 2025 and $443 at 2024 related to VIEs)	582	983
Asset retirement obligations	222	230
Regulatory liabilities	272	348
Other	310	427
Total current liabilities	2,621	4,170
Long-Term Debt (includes $789 at 2025 and $809 at 2024 related to VIEs)	13,483	11,371
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,503	2,344
Asset retirement obligations	4,123	4,104
Regulatory liabilities	4,799	4,570
Operating lease liabilities	404	332
Accrued pension and other post-retirement benefit costs	137	141
Investment tax credits	142	144
Other (includes $11 at 2024 related to VIEs)	262	196
Total other noncurrent liabilities	12,370	11,831
Commitments and Contingencies
Equity
Member's Equity	12,934	11,971
Total Liabilities and Equity	$41,558	$39,493

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$606	$495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	773	738
Equity component of AFUDC	(41)	(27)
Impairment of assets and other charges	—	9
Deferred income taxes	132	(33)
Payments for asset retirement obligations	(81)	(102)
(Increase) decrease in
Receivables	43	(99)
Receivables from affiliated companies	(21)	12
Inventory	18	(76)
Other current assets	(89)	185
Increase (decrease) in
Accounts payable	(60)	(70)
Accounts payable to affiliated companies	142	(47)
Taxes accrued	(287)	(27)
Other current liabilities	(41)	79
Other assets	(49)	(86)
Other liabilities	90	34
Net cash provided by operating activities	1,135	985
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,524)	(1,373)
Purchases of debt and equity securities	(1,527)	(922)
Proceeds from sales and maturities of debt and equity securities	1,526	921
Notes receivable from affiliated companies	(949)	—
Other	(85)	(54)
Net cash used in investing activities	(2,559)	(1,428)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,156	667
Payments for the redemption of long-term debt	(423)	(41)
Notes payable to affiliated companies	(611)	(164)
Capital contribution from parent	300	—
Other	(1)	—
Net cash provided by financing activities	1,421	462
Net (decrease) increase in cash, cash equivalents and restricted cash	(3)	19
Cash, cash equivalents and restricted cash at beginning of period	69	51
Cash, cash equivalents and restricted cash at end of period	$66	$70
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$306	$274
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2024 and 2025
(in millions)	Member's Equity
Balance at March 31, 2024	$11,079
Net income	223
Balance at June 30, 2024	$11,302

Balance at March 31, 2025	$12,601
Net income	275
Equitization of certain intercompany balances with affiliates	57
Other	1
Balance at June 30, 2025	$12,934

Six Months Ended
June 30, 2024 and 2025
(in millions)	Member's Equity
Balance at December 31, 2023	$10,807
Net income	495
Balance at June 30, 2024	$11,302

Balance at December 31, 2024	$11,971
Net income	606
Capital contribution from parent	300
Equitization of certain intercompany balances with affiliates	57
Balance at June 30, 2025	$12,934

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$1,885	$1,716	$3,329	$3,152
Operating Expenses
Fuel used in electric generation and purchased power	451	605	832	1,128
Operation, maintenance and other	500	256	786	507
Depreciation and amortization	290	262	564	510
Property and other taxes	130	117	242	223
Total operating expenses	1,371	1,240	2,424	2,368
Gains on Sales of Other Assets and Other, net	—	—	1	1
Operating Income	514	476	906	785
Other Income and Expenses, net	27	22	45	46
Interest Expense	116	114	234	225
Income Before Income Taxes	425	384	717	606
Income Tax Expense	81	75	139	118
Net Income	$344	$309	$578	$488
Other Comprehensive Loss, net of tax
Unrealized losses on available-for-sale securities	(1)	—	(1)	—
Comprehensive Income	$343	$309	$577	$488
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$16	$33
Receivables (net of allowance for doubtful accounts of $28 at 2025 and $29 at 2024)	801	544
Receivables of VIEs	4	—
Receivables from affiliated companies	72	21
Inventory (includes $548 at 2025 and $494 at 2024 related to VIEs)	767	745
Regulatory assets (includes $61 at 2025 and 2024 related to VIEs)	562	1,022
Other (includes $28 at 2025 and $35 at 2024 related to VIEs)	85	227
Total current assets	2,307	2,592
Property, Plant and Equipment
Cost	31,665	30,490
Accumulated depreciation and amortization	(8,034)	(7,650)
Net property, plant and equipment	23,631	22,840
Other Noncurrent Assets
Regulatory assets (includes $715 at 2025 and $741 at 2024 related to VIEs)	2,105	2,064
Nuclear decommissioning trust funds	308	331
Operating lease right-of-use assets, net	250	277
Other	491	465
Total other noncurrent assets	3,154	3,137
Total Assets	$29,092	$28,569
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $241 at 2025 and $208 at 2024 related to VIEs)	$977	$1,418
Accounts payable to affiliated companies	63	67
Notes payable to affiliated companies	67	466
Taxes accrued	339	60
Interest accrued	86	86
Current maturities of long-term debt (includes $60 at 2025 and $59 at 2024 related to VIEs)	1,235	534
Asset retirement obligations	1	1
Regulatory liabilities	83	174
Other	352	342
Total current liabilities	3,203	3,148
Long-Term Debt (includes $741 at 2025 and $773 at 2024 related to VIEs)	9,785	9,814
Other Noncurrent Liabilities
Deferred income taxes	3,010	3,024
Asset retirement obligations	196	213
Regulatory liabilities	660	688
Operating lease liabilities	197	225
Accrued pension and other post-retirement benefit costs	88	92
Investment tax credits	241	241
Other	156	143
Total other noncurrent liabilities	4,548	4,626
Commitments and Contingencies
Equity
Member's equity	11,562	10,986
Accumulated other comprehensive loss	(6)	(5)
Total equity	11,556	10,981
Total Liabilities and Equity	$29,092	$28,569
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$578	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	902	592
Equity component of AFUDC	(11)	(8)
Deferred income taxes	(26)	(37)
Payments for asset retirement obligations	(19)	(42)
(Increase) decrease in
Receivables	(220)	(125)
Receivables from affiliated companies	(51)	234
Inventory	(12)	(30)
Other current assets	277	298
Increase (decrease) in
Accounts payable	(563)	36
Accounts payable to affiliated companies	(4)	(22)
Taxes accrued	288	99
Other current liabilities	(86)	(49)
Other assets	(22)	(44)
Other liabilities	(3)	47
Net cash provided by operating activities	1,028	1,437
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,218)	(1,251)
Purchases of debt and equity securities	(111)	(67)
Proceeds from sales and maturities of debt and equity securities	134	117
Other	(126)	(138)
Net cash used in investing activities	(1,321)	(1,339)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	704	177
Payments for the redemption of long-term debt	(35)	(365)
Notes payable to affiliated companies	(399)	97
Other	(1)	(1)
Net cash provided by (used in) financing activities	269	(92)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24)	6
Cash, cash equivalents and restricted cash at beginning of period	75	67
Cash, cash equivalents and restricted cash at end of period	$51	$73
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$521	$455
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024 and 2025
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2024	$10,227	$(5)	$10,222
Net income	309	—	309
Other	19	—	19
Balance at June 30, 2024	$10,555	$(5)	$10,550

Balance at March 31, 2025	$11,218	$(5)	$11,213
Net income	344	—	344
Other comprehensive income (loss)	—	(1)	(1)
Balance at June 30, 2025	$11,562	$(6)	$11,556

	Six Months Ended June 30, 2024 and 2025
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	488	—	488
Other	19	—	19
Balance at June 30, 2024	$10,555	$(5)	$10,550

Balance at December 31, 2024	$10,986	$(5)	$10,981
Net income	578	—	578
Other comprehensive income (loss)	—	(1)	(1)
Other	(2)	—	(2)
Balance at June 30, 2025	$11,562	$(6)	$11,556
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues
Regulated electric	$498	$476	$985	$934
Regulated natural gas	156	132	435	352
Total operating revenues	654	608	1,420	1,286
Operating Expenses
Fuel used in electric generation and purchased power	161	132	310	270
Cost of natural gas	35	21	136	82
Operation, maintenance and other	115	121	239	247
Depreciation and amortization	121	96	233	195
Property and other taxes	101	102	217	204
Total operating expenses	533	472	1,135	998
Operating Income	121	136	285	288
Other Income and Expenses, net	6	4	11	10
Interest Expense	51	47	98	92
Income Before Income Taxes	76	93	198	206
Income Tax Expense	12	16	34	35
Net Income and Comprehensive Income	$64	$77	$164	$171
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$10	$24
Receivables (net of allowance for doubtful accounts of $41 at 2025 and $43 at 2024)	442	447
Receivables from affiliated companies	10	11
Notes receivable from affiliated companies	11	28
Inventory	181	183
Regulatory assets	66	88
Other	29	30
Total current assets	749	811
Property, Plant and Equipment
Cost	14,226	13,918
Accumulated depreciation and amortization	(3,692)	(3,674)
Net property, plant and equipment	10,534	10,244
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	699	705
Operating lease right-of-use assets, net	6	6
Other	88	82
Total other noncurrent assets	1,713	1,713
Total Assets	$12,996	$12,768
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$271	$313
Accounts payable to affiliated companies	70	52
Notes payable to affiliated companies	129	162
Taxes accrued	250	363
Interest accrued	50	49
Current maturities of long-term debt	140	245
Asset retirement obligations	7	8
Regulatory liabilities	53	34
Other	70	67
Total current liabilities	1,040	1,293
Long-Term Debt	4,199	3,895
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,320	1,314
Asset retirement obligations	132	131
Regulatory liabilities	467	465
Operating lease liabilities	6	6
Accrued pension and other post-retirement benefit costs	92	89
Other	91	91
Total other noncurrent liabilities	2,108	2,096
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2025 and 2024	762	762
Additional paid-in capital	3,119	3,118
Retained earnings	1,743	1,579
Total equity	5,624	5,459
Total Liabilities and Equity	$12,996	$12,768

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235	197
Equity component of AFUDC	(7)	(2)
Deferred income taxes	(10)	17
Payments for asset retirement obligations	(3)	(3)
(Increase) decrease in
Receivables	5	31
Receivables from affiliated companies	1	58
Inventory	2	(11)
Other current assets	44	82
Increase (decrease) in
Accounts payable	(24)	(21)
Accounts payable to affiliated companies	18	(16)
Taxes accrued	(113)	(111)
Other current liabilities	22	(6)
Other assets	(28)	34
Other liabilities	15	(38)
Net cash provided by operating activities	321	382
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(471)	(417)
Notes receivable from affiliated companies	17	(319)
Other	(45)	(19)
Net cash used in investing activities	(499)	(755)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	347	648
Payments for the redemption of long-term debt	(150)	—
Notes payable to affiliated companies	(32)	(284)
Other	(1)	(4)
Net cash provided by financing activities	164	360
Net decrease in cash and cash equivalents	(14)	(13)
Cash and cash equivalents at beginning of period	24	24
Cash and cash equivalents at end of period	$10	$11
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$92	$93

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024 and 2025
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at March 31, 2024	$762	$3,100	$1,332	$5,194
Net income	—	—	77	77
Other	—	19	—	19
Balance at June 30, 2024	$762	$3,119	$1,409	$5,290

Balance at March 31, 2025	$762	$3,119	$1,679	$5,560
Net income	—	—	64	64
Balance at June 30, 2025	$762	$3,119	$1,743	$5,624

	Six Months Ended June 30, 2024 and 2025
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	171	171
Other	—	19	—	19
Balance at June 30, 2024	$762	$3,119	$1,409	$5,290

Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
Net income	—	—	164	164
Other	—	1	—	1
Balance at June 30, 2025	$762	$3,119	$1,743	$5,624
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$821	$747	$1,679	$1,506
Operating Expenses
Fuel used in electric generation and purchased power	219	223	479	494
Operation, maintenance and other	192	161	387	341
Depreciation and amortization	222	172	414	341
Property and other taxes	17	16	35	30
Total operating expenses	650	572	1,315	1,206
Operating Income	171	175	364	300
Other Income and Expenses, net	21	15	31	28
Interest Expense	57	58	116	115
Income Before Income Taxes	135	132	279	213
Income Tax Expense	18	22	36	36
Net Income	$117	$110	$243	$177
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	—	—	—	(1)
Comprehensive Income	$117	$110	$243	$176

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$9	$13
Receivables (net of allowance for doubtful accounts of $17 at 2025 and $15 at 2024)	463	423
Receivables from affiliated companies	—	1
Notes receivable from affiliated companies	235	—
Inventory	550	586
Regulatory assets	176	113
Other	84	69
Total current assets	1,517	1,205
Property, Plant and Equipment
Cost	20,492	19,970
Accumulated depreciation and amortization	(7,174)	(6,848)
Net property, plant and equipment	13,318	13,122
Other Noncurrent Assets
Regulatory assets	1,050	1,040
Operating lease right-of-use assets, net	35	37
Other	260	323
Total other noncurrent assets	1,345	1,400
Total Assets	$16,180	$15,727
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$365	$257
Accounts payable to affiliated companies	67	57
Notes payable to affiliated companies	—	10
Taxes accrued	82	168
Interest accrued	63	59
Current maturities of long-term debt	4	4
Asset retirement obligations	148	164
Regulatory liabilities	270	183
Other	210	183
Total current liabilities	1,209	1,085
Long-Term Debt	4,941	4,644
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,503	1,494
Asset retirement obligations	1,105	1,104
Regulatory liabilities	1,254	1,404
Operating lease liabilities	31	33
Accrued pension and other post-retirement benefit costs	82	82
Investment tax credits	185	186
Other	21	19
Total other noncurrent liabilities	4,181	4,322
Commitments and Contingencies
Equity
Member's equity	5,699	5,526
Total equity	5,699	5,526
Total Liabilities and Equity	$16,180	$15,727

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$243	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	416	343
Equity component of AFUDC	(15)	(7)
Deferred income taxes	(31)	22
Payments for asset retirement obligations	(42)	(34)
(Increase) decrease in
Receivables	(45)	29
Receivables from affiliated companies	1	(5)
Inventory	36	(5)
Other current assets	(81)	38
Increase (decrease) in
Accounts payable	65	(10)
Accounts payable to affiliated companies	10	(59)
Taxes accrued	(86)	20
Other current liabilities	53	(13)
Other assets	78	(44)
Other liabilities	(17)	(4)
Net cash provided by operating activities	585	448
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(526)	(489)
Purchases of debt and equity securities	(49)	(22)
Proceeds from sales and maturities of debt and equity securities	121	18
Notes receivable from affiliated companies	(235)	(160)
Other	(116)	(4)
Net cash used in investing activities	(805)	(657)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	297	298
Notes payable to affiliated companies	(10)	(256)
Capital contribution from parent	—	235
Distributions to parent	(70)	(62)
Other	(1)	(1)
Net cash provided by financing activities	216	214
Net (decrease) increase in cash and cash equivalents	(4)	5
Cash and cash equivalents at beginning of period	13	8
Cash and cash equivalents at end of period	$9	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$170	$108
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024 and 2025
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at March 31, 2024	$5,078	$—	$5,078
Net income	110	—	110
Contributions from parent	235	—	235
Distributions to parent	(20)	—	(20)
Other	(2)	—	(2)
Balance at June 30, 2024	$5,401	$—	$5,401

Balance at March 31, 2025	$5,619	$—	$5,619
Net income	117	—	117
Distributions to parent	(37)	—	(37)
Balance at June 30, 2025	$5,699	$—	$5,699

	Six Months Ended June 30, 2024 and 2025
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2023	$5,012	$1	$5,013
Net income	177	—	177
Contributions from parent	235	—	235
Distributions to parent	(20)	—	(20)
Other	(3)	(1)	(4)
Balance at June 30, 2024	$5,401	$—	$5,401

Balance at December 31, 2024	$5,526	$—	$5,526
Net income	243	—	243
Distributions to parent	(70)	—	(70)
Balance at June 30, 2025	$5,699	$—	$5,699

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating Revenues
Regulated natural gas	$328	$237	$1,178	$906
Nonregulated natural gas and other	7	7	14	14
Operating Revenues	$335	$244	$1,192	$920
Operating Expenses
Cost of natural gas	124	58	396	228
Operation, maintenance and other	103	85	199	180
Depreciation and amortization	71	64	141	126
Property and other taxes	19	16	37	31
Total operating expenses	317	223	773	565
Operating Income	18	21	419	355
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	1	2	3	4
Other income and expenses, net	11	15	22	30
Total other income and expenses	12	17	25	34
Interest Expense	48	43	95	88
(Loss) Income Before Income Taxes	(18)	(5)	349	301
Income Tax (Benefit) Expense	(8)	(1)	68	59
Net (Loss) Income and Comprehensive (Loss) Income	$(10)	$(4)	$281	$242
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2	$2
Receivables (net of allowance for doubtful accounts of $14 at 2025 and $10 at 2024)	195	368
Receivables from affiliated companies	11	16
Inventory	51	78
Regulatory assets	131	158
Other	78	11
Total current assets	468	633
Property, Plant and Equipment
Cost	13,129	12,780
Accumulated depreciation and amortization	(2,512)	(2,432)
Net property, plant and equipment	10,617	10,348
Other Noncurrent Assets
Goodwill	49	49
Regulatory assets	446	421
Operating lease right-of-use assets, net	3	4
Investments in equity method unconsolidated affiliates	75	76
Other	273	268
Total other noncurrent assets	846	818
Total Assets	$11,931	$11,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$195	$237
Accounts payable to affiliated companies	48	26
Notes payable to affiliated companies	682	739
Taxes accrued	43	84
Interest accrued	45	45
Current maturities of long-term debt	205	205
Regulatory liabilities	7	68
Other	80	76
Total current liabilities	1,305	1,480
Long-Term Debt	3,799	3,798
Other Noncurrent Liabilities
Deferred income taxes	1,048	1,018
Asset retirement obligations	29	29
Regulatory liabilities	959	956
Operating lease liabilities	2	7
Accrued pension and other post-retirement benefit costs	6	7
Other	147	150
Total other noncurrent liabilities	2,191	2,167
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2025 and 2024	1,635	1,635
Retained earnings	3,000	2,718
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,635	4,353
Noncontrolling interests	1	1
Total equity	4,636	4,354
Total Liabilities and Equity	$11,931	$11,799

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	127
Equity component of AFUDC	(8)	(13)
Deferred income taxes	18	21
Equity in earnings from unconsolidated affiliates	(3)	(4)
(Increase) decrease in
Receivables	169	162
Receivables from affiliated companies	5	(2)
Inventory	27	65
Other current assets	(33)	(38)
Increase (decrease) in
Accounts payable	(55)	(44)
Accounts payable to affiliated companies	22	4
Taxes accrued	(42)	(53)
Other current liabilities	(61)	(8)
Other assets	(7)	(10)
Other liabilities	(3)	8
Net cash provided by operating activities	453	457
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(380)	(571)
Other	(15)	(29)
Net cash used in investing activities	(395)	(600)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	(57)	146
Other	(1)	—
Net cash (used in) provided by financing activities	(58)	146
Net increase in cash and cash equivalents	—	3
Cash and cash equivalents at beginning of period	2	—
Cash and cash equivalents at end of period	$2	$3
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$127	$159

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024 and 2025
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at March 31, 2024	$1,635	$2,662	$4,297	$1	$4,298
Net loss	—	(4)	(4)	—	(4)
Balance at June 30, 2024	$1,635	$2,658	$4,293	$1	$4,294

Balance at March 31, 2025	$1,635	$3,009	$4,644	$1	$4,645
Net loss	—	(10)	(10)	—	(10)
Other	—	1	1	—	1
Balance at June 30, 2025	$1,635	$3,000	$4,635	$1	$4,636

	Six Months Ended June 30, 2024 and 2025
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	242	242	—	242
Balance at June 30, 2024	$1,635	$2,658	$4,293	$1	$4,294

Balance at December 31, 2024	$1,635	$2,718	$4,353	$1	$4,354
Net income	—	281	281	—	281
Other	—	1	1	—	1
Balance at June 30, 2025	$1,635	$3,000	$4,635	$1	$4,636

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Notes 10 and 12 for additional information. Restricted cash amounts are included in Other within Current Assets and Other within Noncurrent Assets on the Condensed Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included in the Condensed Consolidated Balance Sheets.

	June 30, 2025					December 31, 2024
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$344	$7	$58	$24	$16	$314	$6	$73	$24	$33
Other	75	9	66	37	28	84	9	76	40	35
Other Noncurrent Assets
Other	23	1	11	5	7	20	1	11	5	7
Total cash, cash equivalents and restricted cash	$442	$17	$135	$66	$51	$418	$16	$160	$69	$75
INVENTORY
Provisions for inventory write-offs were not material at June 30, 2025, and December 31, 2024. The components of inventory are presented in the tables below.

	June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,403	$1,139	$1,660	$1,059	$601	$148	$406	$13
Coal	738	339	235	158	76	22	142	—
Natural gas, oil and other fuel	293	46	195	106	90	11	2	38
Total inventory	$4,434	$1,524	$2,090	$1,323	$767	$181	$550	$51

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,387	$1,150	$1,649	$1,074	$576	$149	$389	$11
Coal	801	341	241	164	77	23	196	—
Natural gas, oil and other fuel	321	45	196	103	92	11	1	67
Total inventory	$4,509	$1,536	$2,086	$1,341	$745	$183	$586	$78
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022 and recorded an asset of $150 million related to the arrangement in Other within Other noncurrent assets on the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024.
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
The following table presents the amounts included within Accounts payable on the Condensed Consolidated Balance Sheets sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025, and 2024.

	Three Months Ended June 30, 2024 and 2025

	Duke
(in millions)	Energy	Piedmont
Confirmed obligations outstanding at March 31, 2024	$76	$74
Invoices confirmed during the period	63	63
Confirmed invoices paid during the period	(111)	(109)
Confirmed obligations outstanding at June 30, 2024	$28	$28

Confirmed obligations outstanding at March 31, 2025	$18	$18
Invoices confirmed during the period	14	12
Confirmed invoices paid during the period	(20)	(18)
Confirmed obligations outstanding at June 30, 2025	$12	$12

	Six Months Ended June 30, 2024 and 2025

	Duke
(in millions)	Energy	Piedmont
Confirmed obligations outstanding at December 31, 2023	$50	$47
Invoices confirmed during the period	120	119
Confirmed invoices paid during the period	(142)	(138)
Confirmed obligations outstanding at June 30, 2024	$28	$28

Confirmed obligations outstanding at December 31, 2024	$13	$12
Invoices confirmed during the period	32	30
Confirmed invoices paid during the period	(33)	(30)
Confirmed obligations outstanding at June 30, 2025	$12	$12
NEW ACCOUNTING STANDARDS
The following new accounting standards have been issued but not yet adopted by the Duke Energy Registrants as of June 30, 2025.
Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (FASB) issued new accounting guidance to enhance income tax disclosures primarily related to existing rate reconciliation and income taxes paid information to include requiring disclosure at a more disaggregated level in the notes to the financial statements. The Duke Energy Registrants plan to adopt this guidance on a prospective basis as of January 1, 2025 in the Company's 2025 Form 10-K, Duke Energy is currently assessing the implementation of this guidance on the financial statement disclosures, but it will have no impact on the results of operations, cash flows or financial condition.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued new accounting guidance that requires enhanced disclosures of certain costs and expenses. This new guidance does not change the expense captions presented on the face of the Condensed Consolidated Statements of Operations but requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. For Duke Energy Registrants, the amendments will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Duke Energy is currently assessing implementation of this guidance on the financial statement disclosures, but it will have no impact on the results of operations, cash flows or financial condition.

FINANCIAL STATEMENTS	DISPOSITIONS
2. DISPOSITIONS
Minority Interest in Duke Energy Florida
On August 4, 2025, Duke Energy, Progress Energy and Florida Progress LLC (Florida Progress), the holding company of Duke Energy Florida, entered into an Investment Agreement (Investment Agreement) with an affiliate of Brookfield Super-Core Infrastructure Partners (Investor), pursuant to which Florida Progress agreed to issue membership interests to Investor for up to a 19.7% membership interest in Florida Progress following a series of closings, for an aggregate investment of $6 billion, subject to certain adjustments. At the first closing, Florida Progress will issue to Investor 9.2% of the Florida Progress membership interests for $2.8 billion. The first closing will be followed by additional closings with investments occurring no later than on the following timeline: (i) Investor will invest an additional $200 million in Florida Progress no later than December 31, 2026; (ii) Investor will invest an additional $500 million in Florida Progress no later than June 30, 2027; (iii) Investor will invest an additional $1.5 billion in Florida Progress no later than December 31, 2027; and (iv) Investor will invest an additional $1 billion in Florida Progress no later than June 30, 2028. The ownership interest of Florida Progress will transfer proportionally with each closing. The Investor has the option to fund its total $6 billion investment sooner. The transaction is subject to the satisfaction of certain customary conditions described in the Investment Agreement, including receipt of the approval of the FERC and completion of review by the Committee on Foreign Investments in the United States (CFIUS), as well as approval, or a determination that the transaction does not require approval, by the NRC. The Investment Agreement also provides that, upon termination of the Investment Agreement under certain specified circumstances prior to the first closing, the Investor will be required to pay Progress Energy a termination fee of $240 million.
Proceeds from the minority interest investment are expected to be used to efficiently fund Duke Energy’s growing capital and investment expenditures plan, primarily by displacing planned issuances of long-term debt and common equity through 2029.
The agreement limits Florida Progress’ ability to declare dividends before the first closing (anticipated to be in early 2026). The Investor will receive certain limited rights commensurate with its 19.7% investment in Florida Progress. Duke Energy and Progress Energy will retain control of Duke Energy Florida, so no gain or loss is expected to be recognized in their Condensed Consolidated Statements of Operations. The investment will be presented as noncontrolling interest within stockholders' equity.
Sale of Piedmont's Tennessee Business
On July 27, 2025, Piedmont entered into an Asset Purchase Agreement (Purchase Agreement) by and between Piedmont and Spire Inc., a Missouri corporation, for the sale of Piedmont’s Tennessee natural gas local distribution company business (Piedmont's Tennessee Business) with expected proceeds of $2.48 billion, subject to closing adjustments, with proceeds due at closing. Piedmont’s Tennessee Business is included within the Gas Utilities and Infrastructure segment of Duke Energy and Piedmont. Piedmont expects to complete the sale in the first quarter of 2026. Completion of the transaction is subject to customary closing conditions, including approval from the TPUC and expiration or termination of the applicable waiting period under the HSR. The Purchase Agreement contains certain termination rights and provides that Spire Inc. may be required to pay a termination fee for an amount equal to 6.5% of the purchase price to Piedmont upon termination of the Purchase Agreement under certain circumstances. In the third quarter of 2025, Duke Energy and Piedmont will reclassify the Piedmont disposal unit to assets held for sale. Proceeds from the sale are expected to be used for debt reduction at Piedmont and to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term.
Sale of Commercial Renewables Segment
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. Duke Energy closed on the transaction with Brookfield on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. The balance of the remaining proceeds of $551 million is included in Receivable from sales of Commercial Renewables Disposal Groups as of December 31, 2024, on Duke Energy's Condensed Consolidated Balance Sheets. On April 28, 2025, Duke Energy received the remaining sale proceeds from Brookfield. In January 2025, a sale of the remaining Commercial Renewables business assets was completed and proceeds from that disposition were not material.
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

(in millions)	June 30, 2025	December 31, 2024
Current Assets Held for Sale
Other	$—	$4
Total current assets held for sale	—	4
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	—	109
Accumulated depreciation and amortization	—	(24)
Net property, plant and equipment	—	85
Operating lease right-of-use assets, net	—	4
Total other noncurrent assets held for sale	—	4
Total Assets Held for Sale	$—	$93
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$18	$19
Taxes accrued	—	1
Current maturities of long-term debt	—	43
Unrealized losses on commodity hedges	—	13
Other	—	4
Total current liabilities associated with assets held for sale	18	80
Noncurrent Liabilities Associated with Assets Held for Sale
Operating lease liabilities	—	5
Asset retirement obligations	—	5
Unrealized losses on commodity hedges	—	66
Other	—	13
Total other noncurrent liabilities associated with assets held for sale	—	89
Total Liabilities Associated with Assets Held for Sale	$18	$169
As of June 30, 2025, the remaining held for sale liability balance relates to the previously sold Commercial Renewables Disposal Groups' assets and is expected to settle by December 31, 2025.
As of December 31, 2024, the noncontrolling interest balance is $18 million.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Loss from Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating revenues	$—	$13	$4	$7
Operation, maintenance and other	—	12	1	16
Property and other taxes	—	1	—	1
Interest expense	—	—	—	2
Loss on disposal	—	15	4	5
Loss before income taxes	—	(15)	(1)	(17)
Income tax expense (benefit)	1	(5)	—	(4)
Net loss from discontinued operations attributable to Duke Energy Corporation	$(1)	$(10)	$(1)	$(13)
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Condensed Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Six Months Ended
	June 30,
(in millions)	2025	2024
Cash flows (used in) provided by:
Operating activities	$(3)	$7
Investing activities	—	(13)

FINANCIAL STATEMENTS	DISPOSITIONS
Other Sale-Related Matters
As part of the 2023 purchase and sale agreement for the distributed generation group, Duke Energy agreed to retain certain guarantees, with expiration dates between 2029 through 2034, related to tax equity partners' assets and operations that were disposed of via sale. Duke Energy has obtained certain guarantees from the buyers in regards to future performance obligations to assist in limiting Duke Energy's exposure under the retained guarantees. The fair value of the guarantees is immaterial as Duke Energy does not believe conditions are likely for performance under these guarantees.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,030	$471	$7,501	$7	$—	$7,508
Intersegment revenues	15	22	37	33	(70)	—
Total operating revenues	$7,045	$493	$7,538	$40	$(70)	$7,508
Less:
Fuel used in electric generation and purchased power	$1,898	$—	$1,898	$—	$(20)	$1,878
Cost of natural gas	—	158	158	—	—	158
Operation, maintenance and other	1,594	129	1,723	(23)	(45)	1,655
Depreciation and amortization	1,402	112	1,514	77	(8)	1,583
Property and other taxes	371	41	412	3	—	415
Impairment of assets and other charges	(1)	—	(1)	5	(1)	3
Interest expense	535	65	600	318	(21)	897
Income tax expense (benefit)	200	(4)	196	(77)	—	119
Other Segment Items
Noncontrolling interests(a)	23	—	23	—	—	23
Preferred dividends	—	—	—	13	—	13
Add: Equity in earnings of unconsolidated affiliates	—	1	1	9	1	11
Add: Other(b)	171	13	184	39	(26)	197
Segment income (loss)	$1,194	$6	$1,200	$(228)	$—	$972
Discontinued Operations						(1)
Net income available to Duke Energy Corporation Common Stockholders						$971
Add back: Net income attributable to noncontrolling interest						23
Add back: Preferred dividends						13
Net Income						$1,007

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$6,802	$359	$7,161	$11	$—	$7,172
Intersegment revenues	18	22	40	29	(69)	—
Total operating revenues	$6,820	$381	$7,201	$40	$(69)	$7,172
Less:
Fuel used in electric generation and purchased power	$2,247	$—	$2,247	$—	$(19)	$2,228
Cost of natural gas	—	78	78	—	—	78
Operation, maintenance and other	1,262	117	1,379	(8)	(51)	1,320
Depreciation and amortization	1,246	96	1,342	73	(6)	1,409
Property and other taxes	351	38	389	4	—	393
Impairment of assets and other charges	42	—	42	1	—	43
Interest expense	488	61	549	306	(31)	824
Income tax expense (benefit)	214	2	216	(77)	1	140
Other Segment Items
Noncontrolling interests(a)	22	—	22	—	(1)	21
Preferred dividends	—	—	—	14	—	14
Add: Equity in earnings of unconsolidated affiliates	1	—	1	19	1	21
Add: Other(b)	141	17	158	54	(39)	173
Segment income (loss)(c)	$1,090	$6	$1,096	$(200)	$—	$896
Discontinued Operations						(10)
Net income available to Duke Energy Corporation Common Stockholders						$886
Add back: Net Income available to noncontrolling interest						21
Add back: Preferred dividends						14
Net Income						$921
(a)Net income attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations, related to the 2024 South Carolina rate case order.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$14,155	$1,587	$15,742	$15	$—	$15,757
Intersegment revenues	30	46	76	67	(143)	—
Total operating revenues	$14,185	$1,633	$15,818	$82	$(143)	$15,757
Less:
Fuel used in electric generation and purchased power	$4,017	$—	$4,017	$—	$(40)	$3,977
Cost of natural gas	—	532	532	—	—	532
Operation, maintenance and other	3,018	254	3,272	(21)	(97)	3,154
Depreciation and amortization	2,736	219	2,955	154	(14)	3,095
Property and other taxes	749	88	837	6	—	843
Impairment of assets and other charges	(1)	—	(1)	5	(1)	3
Interest expense	1,065	130	1,195	636	(45)	1,786
Income tax expense (benefit)	389	87	476	(164)	—	312
Other Segment Items
Noncontrolling interests(a)	48	—	48	—	—	48
Preferred dividends	—	—	—	27	—	27
Add: Equity in earnings of unconsolidated affiliates	—	6	6	15	1	22
Add: Other(b)	306	26	332	58	(55)	335
Segment income (loss)	$2,470	$355	$2,825	$(488)	$—	$2,337
Discontinued Operations						(1)
Net income available to Duke Energy Corporation Common Stockholders						$2,336
Add back: Net income attributable to noncontrolling interest						48
Add back: Preferred dividends						27
Net Income						$2,411
Capital investments expenditures and acquisitions	$5,724	$548	$6,272	$156	$—	$6,428
Segment assets	167,420	18,305	185,725	3,988	—	189,713

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$13,587	$1,238	$14,825	$18	$—	$14,843
Intersegment revenues	36	45	81	60	(141)	—
Total operating revenues	$13,623	$1,283	$14,906	$78	$(141)	$14,843
Less:
Fuel used in electric generation and purchased power	$4,602	$—	$4,602	$—	$(39)	$4,563
Cost of natural gas	—	310	310	—	—	310
Operation, maintenance and other	2,578	246	2,824	(26)	(99)	2,699
Depreciation and amortization	2,471	194	2,665	144	(13)	2,796
Property and other taxes	688	84	772	7	—	779
Impairment of assets and other charges	43	—	43	1	—	44
Interest expense	987	122	1,109	600	(68)	1,641
Income tax expense (benefit)	387	71	458	(141)	1	318
Other Segment Items
Noncontrolling interests(a)	35	—	35	—	(1)	34
Preferred dividends	—	—	—	53	—	53
Add: Equity in earnings of unconsolidated affiliates	2	—	2	36	—	38
Add: Other(b)	277	34	311	121	(78)	354
Segment income (loss)(c)	$2,111	$290	$2,401	$(403)	$—	$1,998
Discontinued Operations						(13)
Net income available to Duke Energy Corporation Common Stockholders						$1,985
Add back: Net Income available to noncontrolling interest						34
Add back: Preferred dividends						53
Net Income						$2,072
Capital investments expenditures and acquisitions	$5,349	$723	$6,072	$140	$—	$6,212
Segment assets	159,770	17,600	177,370	4,205	—	181,575
(a)Net income attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations, related to the 2024 South Carolina rate case order.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,231	$—	$2,231	$4,755	$—	$4,755
Less:
Fuel used in electric generation and purchased power	$571	$—	$571	$1,374	$—	$1,374
Operation, maintenance and other	488	12	500	962	22	984
Depreciation and amortization	482	—	482	914	—	914
Property and other taxes	85	—	85	187	—	187
Impairment of assets and other charges	(1)	—	(1)	(1)	—	(1)
Interest expense	200	—	200	400	—	400
Income tax expense (benefit)	39	(3)	36	92	(5)	87
Add: Other segment items(a)	68	(1)	67	129	(1)	128
Segment income (loss) / Net income	$435	$(10)	$425	$956	$(18)	$938
Capital expenditures				$2,145	$—	$2,145
Segment assets				56,335	264	56,599

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,297	$—	$2,297	$4,704	$—	$4,704
Less:
Fuel used in electric generation and purchased power	$749	$—	$749	$1,609	$—	$1,609
Operation, maintenance and other	434	10	444	874	21	895
Depreciation and amortization	437	—	437	834	—	834
Property and other taxes	89	—	89	183	—	183
Impairment of assets and other charges	33	—	33	34	—	34
Interest expense	168	—	168	348	—	348
Income tax expense (benefit)	51	(3)	48	109	(5)	104
Add: Other segment items(a)	63	(1)	62	125	(1)	124
Segment income (loss) / Net income	$399	$(8)	$391	$838	$(17)	$821
Capital expenditures				$1,949	$—	$1,949
Segment assets				53,160	214	53,374
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Progress Energy
Progress Energy has one reportable segment, EU&I. The remainder of Progress Energy's operations is presented as Other.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$3,566	$3	$3,569	$7,028	$8	$7,036
Less:
Fuel used in electric generation and purchased power	$1,025	$—	$1,025	$2,131	$—	$2,131
Operation, maintenance and other	828	15	843	1,501	30	1,531
Depreciation and amortization	609	—	609	1,240	—	1,240
Property and other taxes	175	—	175	347	—	347
Interest expense	255	28	283	501	57	558
Income tax expense (benefit)	121	(13)	108	239	(21)	218
Add: Other segment items(a)	76	5	81	137	5	142
Segment income (loss) / Net income	$629	$(22)	$607	$1,206	$(53)	$1,153
Capital expenditures				$2,742	$—	$2,742
Segment assets				69,489	4,822	74,311

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$3,352	$5	$3,357	$6,576	$9	$6,585
Less:
Fuel used in electric generation and purchased power	$1,202	$—	$1,202	$2,345	$—	$2,345
Operation, maintenance and other	571	17	588	1,187	29	1,216
Depreciation and amortization	568	—	568	1,155	—	1,155
Property and other taxes	167	(1)	166	324	—	324
Impairment of assets and other charges	9	—	9	9	—	9
Interest expense	237	28	265	468	57	525
Income tax expense (benefit)	114	(10)	104	209	(19)	190
Add: Other segment items(a)	56	10	66	117	18	135
Segment income (loss) / Net income	$540	$(19)	$521	$996	$(40)	$956
Capital expenditures				$2,623	$—	$2,623
Segment assets				65,620	3,844	69,464
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Progress
Duke Energy Progress has one reportable segment, EU&I. The remainder of Duke Energy Progress' operations is presented as Other.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,681	$—	$1,681	$3,699	$—	$3,699
Less:
Fuel used in electric generation and purchased power	$574	$—	$574	$1,299	$—	$1,299
Operation, maintenance and other	333	7	340	724	14	738
Depreciation and amortization	319	—	319	676	—	676
Property and other taxes	45	—	45	105	—	105
Interest expense	139	—	139	267	—	267
Income tax expense (benefit)	40	(1)	39	98	(3)	95
Add: Other segment items(a)	50	—	50	89	(2)	87
Segment income (loss) / Net income	$281	$(6)	$275	$619	$(13)	$606
Capital expenditures				$1,524	$—	$1,524
Segment assets				40,486	1,072	41,558

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,636	$—	$1,636	$3,424	$—	$3,424
Less:
Fuel used in electric generation and purchased power	$597	$—	$597	$1,217	$—	$1,217
Operation, maintenance and other	320	6	326	689	12	701
Depreciation and amortization	306	—	306	645	—	645
Property and other taxes	50	—	50	101	—	101
Impairment of assets and other charges	9	—	9	9	—	9
Interest expense	123	—	123	243	—	243
Income tax expense (benefit)	39	—	39	89	(2)	87
Add: Other segment items(a)	36	1	37	72	2	74
Segment income (loss) / Net income	$228	$(5)	$223	$503	$(8)	$495
Capital expenditures				$1,373	$—	$1,373
Segment assets				38,562	99	38,661
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I. The remainder of Duke Energy Florida's operations is presented as Other.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,885	$—	$1,885	$3,329	$—	$3,329
Less:
Fuel used in electric generation and purchased power	$451	$—	$451	$832	$—	$832
Operation, maintenance and other	495	5	500	777	9	786
Depreciation and amortization	290	—	290	564	—	564
Property and other taxes	130	—	130	242	—	242
Interest expense	116	—	116	234	—	234
Income tax expense (benefit)	81	—	81	141	(2)	139
Add: Other segment items(a)	26	1	27	48	(2)	46
Segment income (loss) / Net income	$348	$(4)	$344	$587	$(9)	$578
Capital expenditures				$1,218	$—	$1,218
Segment assets				29,003	89	29,092

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,716	$—	$1,716	$3,152	$—	$3,152
Less:
Fuel used in electric generation and purchased power	$605	$—	$605	$1,128	$—	$1,128
Operation, maintenance and other	251	5	256	498	9	507
Depreciation and amortization	262	—	262	510	—	510
Property and other taxes	117	—	117	223	—	223
Interest expense	114	—	114	225	—	225
Income tax expense (benefit)	75	—	75	120	(2)	118
Add: Other segment items(a)	20	2	22	45	2	47
Segment income (loss) / Net income	$312	$(3)	$309	$493	$(5)	$488
Capital expenditures				$1,251	$—	$1,251
Segment assets				27,058	20	27,078
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$498	$156	$654	$—	$654
Less:
Fuel used in electric generation and purchased power	$161	$—	$161	$—	$161
Cost of natural gas	—	35	35	—	35
Operation, maintenance and other	87	27	114	1	115
Depreciation and amortization	83	39	122	(1)	121
Property and other taxes	80	21	101	—	101
Interest expense	32	18	50	1	51
Income tax expense (benefit)	9	3	12	—	12
Add: Other segment items(a)	4	2	6	—	6
Segment income (loss) / Net income	$50	$15	$65	$(1)	$64

	Three Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$476	$132	$608	$—	$608
Less:
Fuel used in electric generation and purchased power	$132	$—	$132	—	$132
Cost of natural gas	—	21	21	—	21
Operation, maintenance and other	88	30	118	3	121
Depreciation and amortization	65	31	96	—	96
Property and other taxes	80	22	102	—	102
Interest expense	32	17	49	(2)	47
Income tax expense (benefit)	13	4	17	(1)	16
Add: Other segment items(a)	3	2	5	(1)	4
Segment income (loss) / Net income	$69	$9	$78	$(1)	$77
(a)    Other segment items for EU&I and GU&I include Gains on sales of other assets and other, net, and Other income and expenses, net.

	Six Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$985	$435	$1,420	$—	$1,420
Less:
Fuel used in electric generation and purchased power	$310	$—	$310	$—	$310
Cost of natural gas	—	136	136	—	136
Operation, maintenance and other	179	56	235	4	239
Depreciation and amortization	159	75	234	(1)	233
Property and other taxes	166	51	217	—	217
Interest expense	63	34	97	1	98
Income tax expense (benefit)	18	17	35	(1)	34
Add: Other segment items(a)	8	4	12	(1)	11
Segment income (loss) / Net income	$98	$70	$168	$(4)	$164
Capital expenditures	$303	$168	$471	$—	$471
Segment assets	8,378	4,582	12,960	36	12,996

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$934	$352	$1,286	$—	$1,286
Less:
Fuel used in electric generation and purchased power	$270	$—	$270	—	$270
Cost of natural gas	—	82	82	—	82
Operation, maintenance and other	181	62	243	4	247
Depreciation and amortization	131	64	195	—	195
Property and other taxes	151	53	204	—	204
Interest expense	61	32	93	(1)	92
Income tax expense (benefit)	23	13	36	(1)	35
Add: Other segment items(a)	7	4	11	(1)	10
Segment income (loss) / Net income	$124	$50	$174	$(3)	$171
Capital expenditures	$273	$144	$417	$—	$417
Segment assets	8,034	4,389	12,423	178	12,601
(a)    Other segment items for EU&I and GU&I include Gains on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Indiana
Duke Energy Indiana has one reportable segment, EU&I. The remainder of Duke Energy Indiana's operations is presented as Other.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$821	$—	$821	$1,679	$—	$1,679
Less:
Fuel used in electric generation and purchased power	$219	$—	$219	$479	$—	$479
Operation, maintenance and other	189	3	192	382	5	387
Depreciation and amortization	222	—	222	414	—	414
Property and other taxes	17	—	17	35	—	35
Interest expense	56	1	57	116	—	116
Income tax expense (benefit)	20	(2)	18	38	(2)	36
Add: Other segment items(a)	22	(1)	21	32	(1)	31
Segment income (loss) / Net income	$120	$(3)	$117	$247	$(4)	$243
Capital expenditures				$526	$—	$526
Segment assets				15,940	240	16,180

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$747	$—	$747	$1,506	$—	$1,506
Less:
Fuel used in electric generation and purchased power	$223	$—	$223	$494	$—	$494
Operation, maintenance and other	161	—	161	339	2	341
Depreciation and amortization	172	—	172	341	—	341
Property and other taxes	16	—	16	30	—	30
Interest expense	58	—	58	115	—	115
Income tax expense (benefit)	22	—	22	36	—	36
Add: Other segment items(a)	16	(1)	15	29	(1)	28
Segment income (loss) / Net income	$111	$(1)	$110	$180	$(3)	$177
Capital expenditures				$489	$—	$489
Segment assets				15,590	59	15,649
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.
Piedmont
Piedmont has one reportable segment, GU&I. The remainder of Piedmont's operations is presented as Other.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$335	$—	$335	$1,192	$—	$1,192
Less:
Cost of natural gas	$124	$—	$124	$396	$—	$396
Operation, maintenance and other	101	2	103	195	4	199
Depreciation and amortization	71	—	71	141	—	141
Property and other taxes	19	—	19	37	—	37
Interest expense	47	1	48	94	1	95
Income tax (benefit) expense	(7)	(1)	(8)	69	(1)	68
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	1	1	—	3	3
Add: Other(a)	11	—	11	22	—	22
Segment (loss) income / Net (loss) income	$(9)	$(1)	$(10)	$282	$(1)	$281
Capital expenditures				$380	$—	$380
Segment assets				11,844	87	11,931

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$244	$—	$244	$920	$—	$920
Less:
Cost of natural gas	$58	$—	$58	$228	$—	$228
Operation, maintenance and other	83	2	85	178	2	180
Depreciation and amortization	64	—	64	126	—	126
Property and other taxes	16	—	16	31	—	31
Interest expense	43	—	43	88	—	88
Income tax (benefit) expense	(1)	—	(1)	58	1	59
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	2	2	—	4	4
Add: Other(a)	15	—	15	30	—	30
Segment (loss) income / Net (loss) income	$(4)	$—	$(4)	$241	$1	$242
Capital expenditures				$571	$—	$571
Segment assets				11,208	93	11,301
(a)    Other includes Gains on sales of other assets and other, net, and Other income and expenses, net.
4. REGULATORY MATTERS
RATE-RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO, TPUC and KPSC approve rates for retail electric and natural gas services within their states. The FERC regulates and approves rates for wholesale electric sales and interstate transmission rates. The FERC also regulates certification and siting of new interstate natural gas pipeline projects. For open regulatory matters, unless otherwise noted, the Subsidiary Registrants cannot predict the outcome or ultimate resolution of their respective matters.
Duke Energy Carolinas and Duke Energy Progress
Hurricanes Debby and Helene
In 2024, hurricanes Debby and Helene significantly impacted the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. As of June 30, 2025, the total cumulative operations and maintenance expense incurred for restoration and rebuilding of infrastructure associated with the hurricanes was approximately $812 million ($530 million and $282 million for Duke Energy Carolinas and Duke Energy Progress, respectively). The reduction in cumulative operations and maintenance expense compared to December 31, 2024, of $82 million for Duke Energy Carolinas and an increase of $34 million for Duke Energy Progress, was recorded in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. In addition, through June 30, 2025, there have been cumulative capital investments of $468 million ($378 million and $90 million for Duke Energy Carolinas and Duke Energy Progress, respectively) associated with the hurricanes. Amounts are net of expected insurance recoveries and could change going forward as storm restoration and rebuild work is finalized. Additional estimated capital costs of approximately $70 million are expected to be incurred through the first half of 2026 to rebuild the systems from hurricane damage.
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
On April 16, 2025, the NCUC issued its Phase 1 order approving the settlement and determining that approximately $584 million for Duke Energy Carolinas and $461 million for Duke Energy Progress in storm recovery costs are reasonable and prudent and eligible for securitization. The order authorized the companies to proceed to Phase 2 of the securitization process. On April 15, 2025, Duke Energy Carolinas and Duke Energy Progress filed a settlement with the North Carolina Public Staff resolving all remaining issues in Phase 2. On June 18, 2025, the NCUC issued its Phase 2 order approving the settlement and issuing the financing orders. Duke Energy Carolinas and Duke Energy Progress expect to securitize the North Carolina-retail allocable share of storm costs by the end of 2025.

FINANCIAL STATEMENTS	REGULATORY MATTERS
South Carolina Storm Cost Securitization
On March 21, 2025, Duke Energy Carolinas filed a petition for storm securitization with the PSCSC for authorization to finance the estimated South Carolina-retail allocable share of storm costs primarily related to Hurricane Helene storm recovery activities and inclusive of funding $25 million related to storm reserves. On June 25, 2025, an evidentiary hearing was held. Duke Energy Carolinas reached a comprehensive settlement among all parties in the proceeding which was filed with the PSCSC supporting securitization of approximately $556 million, including the storm reserve funding. On July 10, 2025, the PSCSC approved the settlement and the financing order was issued on August 1, 2025. Duke Energy Carolinas expects to securitize the South Carolina-retail allocable share of storm costs by the end of 2025. Due to the relatively low level of storm costs incurred by Duke Energy Progress in South Carolina, Duke Energy Progress will not seek to pursue securitization of those costs and has offset them against established storm reserve balances.
Application to Combine Utilities
On July 30, 2025, Duke Energy Carolinas and Duke Energy Progress (together, the Companies) filed a notice of intent with the NCUC and PSCSC that notifies the respective state regulatory commissions of the Companies' intent to file applications for approval to combine utilities, by which Duke Energy Progress will merge into Duke Energy Carolinas, resulting in a single electric utility serving the Companies' North Carolina and South Carolina service territories. The Companies plan to file applications no earlier than August 14, 2025, with the NCUC, PSCSC and FERC. The Companies have been engaging with stakeholders and will continue to do so in advance of filing and intend to propose a procedural schedule for consideration at the time of filing. Subject to regulatory approvals, the Company is currently targeting an effective date of January 1, 2027. There is no assurance that Duke Energy Carolinas and Duke Energy Progress will obtain the required regulatory approvals from the NCUC, PSCSC, and the FERC, and the transaction cannot proceed without all three.
Duke Energy Carolinas
Oconee Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal (SLR) application for Oconee with the NRC to renew the operating licenses. On March 31, 2025, the NRC issued the subsequent renewed licenses for Oconee, allowing an additional 20 years of operation to 2053 (units 1 and 2) and 2054 (unit 3).
2023 North Carolina Rate Case
In January 2023, Duke Energy Carolinas filed a performance-based regulation (PBR) application with the NCUC to request an increase in base rate retail revenues. The PBR application included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and Performance Incentive Mechanisms (PIMS) as required by HB951.
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
2025 South Carolina Rate Case
On July 1, 2025, Duke Energy Carolinas filed a base rate case with the PSCSC requesting an annualized increase in electric base rates of approximately $151 million and an ROE of 10.85% with an equity ratio of 53%. This is an overall average customer rate increase of approximately 7.7%. The request for the rate increase is driven by significant capital investments, including generation plant additions, as well as transmission, distribution and grid improvements. Duke Energy Carolinas has requested new rates to go into effect no later than March 1, 2026. An evidentiary hearing is scheduled to commence on November 13, 2025. An order is expected by the end of 2025.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
2022 North Carolina Rate Case
In October 2022, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The rate request before the NCUC included an MYRP to recover projected capital investments during the three-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs as required by HB951.
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
Person County Combined Cycle CPCN
On February 7, 2025, Duke Energy Progress filed with the NCUC its application to construct and operate a second 1,360-MW hydrogen-capable, advanced-class CC unit in Person County at the Roxboro Plant. NCEMC has also notified Duke Energy Progress of NCEMC's intent to co-own approximately 225 MW of the second CC and Duke Energy Progress and NCEMC began negotiations on the contractual arrangement in the second quarter of 2025. NCEMC has the right to co-own the facility under its existing supply agreement with Duke Energy Progress. Pending regulatory approvals, construction of the second CC is planned to start in 2026 with the unit targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Progress noted that the recovery of Construction Work in Progress during the construction period for the proposed facility may be pursued in a future rate case. The 2030 North Carolina retail revenue requirement for the proposed facility is estimated to be $113 million, representing an approximate average retail rate increase of 2.6% across all classes. The air permit issued by the NCDEQ in December 2024, also pertains to the second CC. An evidentiary hearing on the second CC CPCN concluded on July 22, 2025. An order is expected by the end of 2025.
Robinson Subsequent License Renewal
In April 2025, Duke Energy Progress filed an SLR application for Robinson with the NRC to renew Robinson’s operating license for an additional 20 years. The current license expires in 2030 and the renewal would extend the operating license of the facility to 2050. The NRC is performing the safety and environmental reviews for the application and is scheduled to reach a decision by April 2026.
2025 South Carolina Rate Case
On June 12, 2025, Duke Energy Progress filed a base rate case with the PSCSC requesting an annualized increase in electric base rates of approximately $75 million and an ROE of 10.85% with an equity ratio of 53%. This is an overall average customer rate increase of approximately 12.1%. The request for the rate increase is driven by significant capital investments, primarily including transmission, distribution and grid improvements. Duke Energy Progress has requested new rates to go into effect no later than February 1, 2026. An evidentiary hearing is scheduled to commence on October 27, 2025. An order is expected by the end of 2025.
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
In February 2021, the League of United Latin American Citizens (LULAC) filed a notice of appeal of the FPSC’s order approving the Clean Energy Connection to the Supreme Court of Florida. The Supreme Court of Florida heard oral arguments in the appeal in February 2022. On May 27, 2022, the Supreme Court of Florida issued an order remanding the case back to the FPSC so that the FPSC can amend its order to better address some of the arguments raised by LULAC. In September 2022, the FPSC issued a revised order and submitted it to the Supreme Court of Florida. The Supreme Court of Florida requested that the parties file supplemental briefs regarding the revised order, which were filed in February 2023. On July 17, 2025, the Supreme Court of Florida issued an order affirming the revised FPSC order. The ruling did not change the solar program or have other financial implications. This matter is now fully resolved.
Storm Protection Plan
At least every three years, Duke Energy Florida must file an SPP with the FPSC. Each plan covers a 10-year period and includes investments in transmission and distribution meant to strengthen infrastructure, reduce outage times associated with extreme weather events, reduce restoration costs and improve overall service reliability. In April 2022, Duke Energy Florida filed an SPP for approval with the FPSC for the 2023-2032 time frame. The plan reflected approximately $7 billion of capital investment in transmission and distribution. The evidentiary hearing began in August 2022. In October 2022, the FPSC approved Duke Energy Florida’s plan with one modification to remove the transmission loop radially fed program, representing a reduction of approximately $80 million over the 10-year period starting in 2025. In December 2022, the Office of Public Counsel (OPC) filed a notice of appeal of this order to the Supreme Court of Florida and briefs were filed by the OPC and Duke Energy Florida during 2023. On November 14, 2024, the Supreme Court of Florida issued an order upholding the FPSC's approval of Duke Energy Florida's plan.
In January 2025, Duke Energy Florida filed an SPP for approval with the FPSC for the 2026-2035 time frame reflecting approximately $7 billion of capital investment in transmission and distribution. On March 12, 2025, the OPC filed testimony recommending that the pace of the proposed spend be reduced, as well as challenging three subprograms in Duke Energy Florida's SPP. Duke Energy Florida filed rebuttal testimony on April 2, 2025, requesting that the FPSC approve its SPP as filed. On May 16, 2025, Duke Energy Florida and the OPC filed Joint Stipulations to resolve all matters, and the FPSC issued an order on June 19, 2025, approving those stipulations. The stipulations require Duke Energy Florida to defer certain work in two programs from 2026 to 2027 and later. The remainder of Duke Energy Florida's filed SPP was approved without modification. This matter is now fully resolved.
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
In December 2024, Duke Energy Florida filed its petition to recover the estimated costs incurred to respond to all three storms, including replenishment of the storm reserve, seeking recovery of approximately $1.1 billion over 12 months beginning with the first billing cycle in March 2025. Approximately $454 million and $936 million of the operation and maintenance expenses, net of storm reserves, are deferred in Regulatory assets within Current assets as of June 30, 2025, and December 31, 2024, respectively. Approximately $81 million of capital related to these storms will be sought for recovery in future base rate case filings. On February 4, 2025, the FPSC voted to approve Duke Energy Florida's request for recovery of these estimated storm costs as filed, subject to true-up after the actual costs are filed. New rates were effective March 1, 2025.
Duke Energy Ohio
Duke Energy Ohio Natural Gas Base Rate Case
In June 2022, Duke Energy Ohio filed a natural gas base rate case application with the PUCO. The drivers for this case were capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its Capital Expenditure Program (CEP) rider. In April 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the Ohio Consumers' Counsel (OCC). In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded in May 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed and new rates went into effect November 1, 2023. In December 2023, the OCC filed an application for rehearing and the PUCO granted OCC's application for rehearing for further consideration of issues raised. As a result of a Supreme Court of Ohio decision regarding procedural issues related to applications for rehearing, PUCO denied OCC’s rehearing request. In October 2024, the OCC filed its Notice of Appeal with the Supreme Court of Ohio. The case is fully briefed, and oral argument is scheduled for October 7, 2025.
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
In November 2024, Duke Energy Ohio filed a stipulation that the majority of the intervenors signed as either signatory or non-opposing parties. The stipulation includes the continuation of market-based customer rates for generation supply through competitive procurement auctions and the continuation of all existing riders. It further establishes new caps for certain riders. Duke Energy Ohio also agreed to withdraw its proposals for an infrastructure modernization rider, battery storage projects and electric vehicle programs. The stipulation includes a residential EE program with provisions for low-income customers. On May 14, 2025, PUCO issued its order, approving the stipulation without modification.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On May 15, 2025, the governor of Ohio signed Ohio Substitute House Bill 15 (HB15) into law to be effective on August 14, 2025. HB15 requires electric distribution utilities to file a base rate case every three years, commencing no later than December 31, 2029, and establishes an opportunity to apply for approval of a three-year rate plan with forward-looking test periods to mitigate regulatory lag. HB15 eliminates ESPs and certain distribution-related riders, but allows ESPs approved as of its effective date to remain in place through the end of their authorized term. HB15 also eliminates Duke Energy Ohio's Legacy Generation Rider upon the effective date of HB15 and prevents the PUCO from future reauthorization of similar arrangements. As a result of HB15, future losses related to Duke Energy Ohio's Inter-Company Power Agreement with OVEC will not be recoverable from retail customers. Additionally, regulatory assets related to OVEC as of HB15's effective date may not be recoverable. Regulatory assets related to OVEC were $6 million and $30 million as of June 30, 2025, and December 31, 2024, respectively.
Duke Energy Ohio RTO Adder
On February 24, 2022, the OCC filed a complaint asserting that FERC should reduce the ROE utilized in transmission formulas for Duke Energy Ohio and certain transmission providers by eliminating the 50 basis point adder associated with RTO membership. The OCC contends this is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is only applicable where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as it related to Duke Energy Ohio, but granted it for certain other transmission providers. As a result of appeal by certain other transmission providers, the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) on January 17, 2025, reversed the prior decision from FERC. In the decision, the Sixth Circuit ruled the 50 basis point adder is available only where RTO membership is voluntary. The decision noted that Ohio law requires Ohio's transmission utilities to be a member of an RTO and therefore it is unlawful for FERC to remove the adder from certain transmission providers but not also remove the adder from Duke Energy Ohio. As a result, the issue was remanded back to FERC to revise their prior decision. As a result of the ruling, Duke Energy Ohio recognized a pre-tax charge during 2025, the results of which were not material. On March 26, 2025, the Sixth Circuit denied requests for rehearing. On April 16, 2025, the Sixth Circuit agreed to stay the mandate pending further appeal to the U.S. Supreme Court. On July 17, 2025, Duke Energy Ohio filed a brief at the U.S. Supreme Court requesting review of the Sixth Circuit's decision.
Duke Energy Kentucky 2022 Electric Base Rate Case
In December 2022, Duke Energy Kentucky filed a rate case with the KPSC driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale Combustion Turbine (CT) generation stations. Duke Energy Kentucky also requested approval for new programs and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. New rates went into effect October 13, 2023. Duke Energy Kentucky's request to align the depreciation rates of East Bend with a 2035 retirement date was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC approved the request to align depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and electric vehicle charging programs.
Revised rates were implemented in August 2024 after a rehearing request. On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to the inclusion of decommissioning costs in depreciation rates for East Bend and Woodsdale. The case is fully briefed. Duke Energy Kentucky is awaiting the scheduling of oral arguments and outcome of the appeal.
Duke Energy Kentucky 2024 Electric Base Rate Case
In December 2024, Duke Energy Kentucky filed a base rate case with the KPSC requesting an annualized increase in electric base rates of approximately $70 million and an ROE of 10.85% with an equity ratio of 52.728%. This is an overall average customer rate increase of approximately 14.7%. The request for the rate increase is driven by capital investments to strengthen the electricity generation and delivery systems. The evidentiary hearing occurred in May 2025. New rates went into effect on July 3, 2025, subject to refund. An order is expected by October 3, 2025.
Duke Energy Kentucky 2025 Natural Gas Base Rate Case
On June 2, 2025, Duke Energy Kentucky filed a base rate case with the KPSC requesting an annualized increase in natural gas base rates of approximately $26 million and an ROE of 10.75% with an equity ratio of 52.649%. This is an overall average customer rate increase of approximately 17%. The request for the rate increase is driven by capital investments to strengthen the natural gas delivery system. An evidentiary hearing is scheduled for October 28, 2025. New rates are anticipated to go into effect around January 2, 2026.
Duke Energy Indiana
Indiana Coal Ash Recovery
In Duke Energy Indiana’s 2019 rate case, the IURC opened a subdocket for post-2018 coal ash related expenditures. In April 2020, Duke Energy Indiana filed testimony in the coal ash subdocket requesting recovery for post-2018 coal ash basin closure costs associated with closure plans that were approved by the Indiana Department of Environmental Management (IDEM) at that time as well as continued deferral approval and carrying costs on the balance of such coal ash basin closure costs. On November 3, 2021, the IURC issued an order allowing recovery of the post-2018 coal ash basin closure costs, as well as continuing deferral, with carrying costs on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021 order. In addition, the court found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed.

FINANCIAL STATEMENTS	REGULATORY MATTERS
In 2023, Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021 order date. On September 20, 2023, the IURC approved Duke Energy Indiana's proposal to remove the costs from its rates and assessed simple interest on the refunds at a rate of 4.71%, beginning from when the costs were initially recovered from customers. In the 2024 Indiana Rate Case, Duke Energy Indiana included a request to recover the pre-order costs denied by the Indiana Court of Appeals and certain future coal ash closure costs as part of depreciation costs. The IURC's January 29, 2025 order in the 2024 Indiana Rate Case denied recovery of the pre-order costs previously denied by the Indiana Court of Appeals but approved the recovery of certain future coal ash closure costs as part of depreciation costs.
In 2023, Duke Energy Indiana filed a petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a notice of appeal of the IURC's order. Briefing was completed in January 2025, and Duke Energy Indiana is awaiting an opinion from the appellate court.
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
2024 Indiana Rate Case
In April 2024, Duke Energy Indiana filed an application with the IURC for a rate increase for retail customers. The request for rate increase was driven by $1.6 billion in investments made since the last general rate case filed in 2019 in order to reliably serve customers, improve resiliency of the system, and advance environmental sustainability.
An order for the rate case was issued by the IURC on January 29, 2025, and revised February 3, 2025, which authorized an ROE of 9.75%, an equity ratio of 53% and an annual revenue increase of $296 million. Based on review of these orders, Duke Energy Indiana identified an inconsistency in the calculation of operating revenues before the effect of trackers. On February 7, 2025, Duke Energy Indiana made a compliance filing in accordance with the IURC's findings in its order and addressed the identified inconsistencies. The compliance filing also clarified the annual revenue increase was approximately $385 million. On February 18, 2025, one industrial customer submitted a filing requesting the IURC to clarify its revenue allocation in these proceedings, which was denied by the Commission on April 16, 2025. On February 25, 2025, the IURC approved Duke Energy Indiana’s compliance filing and new rates were implemented February 27, 2025. The industrial customer filed a notice of appeal on February 28, 2025, regarding cost of service allocation. On April 9, 2025, the IURC issued an order clarifying the intent of its January 29, 2025 order regarding the rate migration adjustment, resulting in revised rates that were effective on May 19, 2025. On May 14, 2025, the industrial customer filed a motion to dismiss its appeal, and on May 20, 2025, the Indiana Court of Appeals granted the industrial customer's motion to dismiss. This matter is now fully resolved.
Cayuga Combined Cycle CPCN
On February 13, 2025, Duke Energy Indiana filed for a CPCN seeking approval to construct two 1x1 CC natural gas-fired units with a combined winter rating of 1,476 MW. The Cayuga CC Project is proposed to be constructed on the same site as the retiring Cayuga coal-fired steam units with a winter rating of 1,005 MW. The Cayuga CC Project will result in an incremental 471 MW for the Duke Energy Indiana system and will allow Duke Energy Indiana to avoid expected maintenance and environmental compliance costs needed for the coal units to continue operating. The estimated cost of the Cayuga CC project is approximately $3.3 billion, plus actual AFUDC. Duke Energy Indiana has proposed recovery of certain facility costs during construction, including AFUDC, through construction work in progress ratemaking via a proposed generation cost adjustment tracker mechanism. The estimated average retail rate impact during construction and initial in-service periods from April 2026 through May 2031 is approximately 5.4%. Duke Energy Indiana expects CC 1 to be placed in service in 2029 and CC 2 to be placed in service in 2030. A final air permit was issued by IDEM on March 5, 2025. On June 17, 2025, Duke Energy Indiana entered into a settlement agreement with one of the parties in this proceeding to conduct a study evaluating the feasibility of third-party operation of the Cayuga coal units. On July 11, 2025, Duke Energy Indiana entered into a settlement agreement with an additional party in this proceeding agreeing to the need of the units and addressing accounting and ratemaking components. Neither agreement alters the underlying plans in the pending CPCN application. An evidentiary hearing is scheduled for August 21, 2025. An order is expected in the fourth quarter of 2025.
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

(in millions)	June 30, 2025	December 31, 2024
Reserves for Environmental Remediation
Duke Energy	$73	$73
Duke Energy Carolinas	32	24
Progress Energy	19	19
Duke Energy Progress	9	9
Duke Energy Florida	10	10
Duke Energy Ohio	14	21
Duke Energy Indiana	2	2
Piedmont	6	7
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
Duke Energy
Mooresville Coal Ash Class Action Litigation
On December 20, 2024, 15 plaintiffs filed a lawsuit in Iredell County, North Carolina, against Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress (collectively “Duke Energy”) on behalf of a putative class alleging past and ongoing environmental contamination in the Mooresville area of North Carolina. The lawsuit alleges that Duke Energy disposed of and sold coal ash as structural fill resulting in the contamination of soil, groundwater and Lake Norman. The plaintiffs claim that Duke Energy failed to properly remediate the contamination and continues to pollute, and they assert that the contamination has negatively impacted property values and led to elevated cancer rates and other health issues. The plaintiffs are seeking unspecified compensatory and punitive damages, injunctive relief to stop further contamination, remediation of contaminated areas and attorneys' fees and costs. On July 28, 2025, the plaintiffs filed an Amended Complaint, which asserts claims for negligence, negligence per se, gross negligence, private nuisance, strict liability for ultra-hazardous activities and trespass. Duke Energy's deadline to respond to the Amended Complaint is September 11, 2025. Duke Energy has informed the plaintiffs and the court that it intends to file a motion to dismiss. A hearing on the motion to dismiss is scheduled for December 15, 2025.
Nuclear Compensation Class Action Litigation
On July 11, 2025, plaintiffs Leo Dorrell and John Dunn filed a putative class action lawsuit in the U.S. District Court for the District of Maryland against all U.S. commercial nuclear power operators, including Duke Energy Corporation (Parent) and Progress Energy. The plaintiffs allege that the nuclear power industry engaged in a conspiracy to suppress compensation by exchanging salary information since 2003, in violation of Section 1 of the Sherman Act. Although not named as defendants, other entities are accused of having participated in the plaintiff's alleged conspiracy, including Duke Energy Carolinas and Duke Energy Progress. The lawsuit seeks unspecified monetary damages, including treble damages, on behalf of current and former employees in the nuclear power industry as well as injunctive relief. Duke Energy is evaluating the claims and intends to vigorously defend this lawsuit. A Consent Motion was filed on August 4, 2025, setting the briefing schedule in the case. The defendants' response to the complaint is due on October 15, 2025.

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
In November 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the district court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. On August 5, 2024, the U.S. Court of Appeals for the Fourth Circuit reversed the district court's grant of summary judgment and remanded the case back to the district court for further proceedings. In August 2024, Duke Energy Carolinas filed a petition for rehearing, which was denied on November 26, 2024. On February 21, 2025, Duke Energy Carolinas filed a petition seeking review by the U.S. Supreme Court. On June 2, 2025, the U.S. Supreme Court invited the Solicitor General to file a brief reflecting the views of the U.S. as it relates to this matter.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $379 million at June 30, 2025, and $396 million at December 31, 2024. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2044 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2044 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $540 million at June 30, 2025, and $539 million at December 31, 2024. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $9 million as of June 30, 2025, and December 31, 2024, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
Duke Energy Indiana
Coal Ash Insurance Coverage Litigation
In June 2022, Duke Energy Indiana filed a civil action in Indiana Superior Court against various insurance companies seeking declaratory relief with respect to insurance coverage for coal combustion residuals-related expenses and liabilities covered by third-party liability insurance policies. The insurance policies cover the 1969-1972 and 1984-1985 periods and provide third-party liability insurance for claims and suits alleging property damage, bodily injury and personal injury (or a combination thereof). In June 2024, Duke Energy Indiana filed an amended complaint adding several additional insurance companies as defendants to the litigation. During 2023 through 2025, Duke Energy Indiana reached confidential settlements with various insurance companies, the results of which were not material to Duke Energy. All settlement payments have been received and the case has been dismissed. In July 2025, Duke Energy Indiana began refunding retail customers their share of coal ash insurance settlement proceeds, after expenses, over one year.

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
In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power or natural gas, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the NPNS exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2025
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
First Mortgage Bonds
January 2025(a)	March 2030	4.85%	$400	$—	$400	$—	$—	$—	$—	$—
January 2025(a)	March 2035	5.25%	700	—	700	—	—	—	—	—
March 2025(b)	March 2027	4.35%	500	—	—	500	—	—	—	—
March 2025(b)	March 2035	5.05%	850	—	—	850	—	—	—	—
March 2025(b)	March 2055	5.55%	750	—	—	750	—	—	—	—
May 2025(c)	May 2055	5.90%	300	—	—	—	—	—	300	—
June 2025(d)	June 2035	5.30%	350	—	—	—	—	350	—	—
Total issuances			$3,850	$—	$1,100	$2,100	$—	$350	$300	$—
(a)Proceeds were used to pay off the $500 million DERF accounts receivable securitization facility due January 2025, to pay off short-term debt and for general company purposes.
(b)Proceeds were used to pay off the $400 million DEPR accounts receivable securitization facility due April 2025, to pay off short-term debt and for general company purposes.
(c)Proceeds were used to pay down short-term debt and for general company purposes.
(d)Proceeds were used to pay off $150 million of maturities due June 2025, to pay off short-term debt and for general corporate purposes.
In June 2025, Duke Energy Kentucky priced an aggregate principal amount of $150 million senior unsecured debentures ("the debentures") through a private placement offering. The debentures are expected to be issued on August 12, 2025, and will be split across three tranches, $68 million with a coupon of 5.41% maturing September 2030, $43 million with a coupon of 6.01% maturing September 2035 and $40 million with a coupon of 6.11% maturing September 2037. Proceeds will be used to repay $95 million of maturities due October 2025, $45 million of maturities due January 2026, pay down short-term debt and for general corporate purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2025
Unsecured Debt
Duke Energy (Parent)	September 2025	0.900%	650
Piedmont	September 2025	3.600%	150
Duke Energy Florida Term Loan Facility(a)	October 2025	5.071%	800
Duke Energy Ohio(b)	October 2025	3.230%	95
Duke Energy (Parent)	December 2025	5.000%	500
Duke Energy (Parent) Convertible Senior Notes	April 2026	4.125%	1,725
First Mortgage Bonds
Duke Energy Florida(a)(c)	October 2073	4.009%	200
Duke Energy Florida(a)(c)	April 2074	4.009%	173
Duke Energy Progress	August 2025	3.250%	500
Other(d)			253
Current maturities of long-term debt			$5,046
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	June 30, 2025
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$10,000	$3,925	$1,000	$1,125	$1,150	$950	$800	$1,050
Reduction to backstop issuances
Commercial paper(b)	(3,017)	(2,385)	(300)	(150)	(1)	(26)	(150)	(5)
Outstanding letters of credit	(14)	(2)	(4)	(1)	(7)	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$6,888	$1,538	$696	$974	$1,142	$924	$569	$1,045
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
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida Term Loan Facilities
In November 2024, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida entered into term loan facilities intended to meet incremental financing needs resulting from expenditures for the restoration of service and rebuilding of infrastructure related to hurricanes Debby, Helene and Milton as described in Note 4. Duke Energy Carolinas and Duke Energy Progress entered into two-year term loan facilities with commitments totaling $700 million and $250 million, respectively. Duke Energy Florida entered into a 364-day term loan facility with commitments totaling $800 million. Amounts were available to be drawn for six months from the Duke Energy Carolinas and Duke Energy Progress term loan facilities and for four months from the Duke Energy Florida term loan facility. Borrowings from the term loan facilities can be prepaid at any time and may be used to fund system restoration expenses and for general corporate purposes. Additionally, the Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida term loan facilities included an option to be increased by $300 million, $150 million and $400 million, respectively.
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
As of June 30, 2025, total borrowings under the term loan facilities of $700 million for Duke Energy Carolinas and $250 million for Duke Energy Progress were classified as Long-Term Debt and total borrowings under the term loan facility of $800 million for Duke Energy Florida were classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets.
7. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.3 billion is allocated $17.4 billion to EU&I and $1.9 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2025, and December 31, 2024. There are no accumulated impairment charges.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2025, and December 31, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$157	$189	$335	$403
Indemnification coverages(b)	14	11	27	22
JDA revenue(c)	8	6	90	22
JDA expense(c)	71	53	187	93
Intercompany natural gas purchases(d)	2	5	4	9
Progress Energy
Corporate governance and shared service expenses(a)	$141	$171	$291	$359
Indemnification coverages(b)	16	15	32	29
JDA revenue(c)	71	53	187	93
JDA expense(c)	8	6	90	22
Intercompany natural gas purchases(d)	19	18	38	37
Duke Energy Progress
Corporate governance and shared service expenses(a)	$81	$100	$167	$214
Indemnification coverages(b)	6	6	13	12
JDA revenue(c)	71	53	187	93
JDA expense(c)	8	6	90	22
Intercompany natural gas purchases(d)	19	18	38	37
Duke Energy Florida
Corporate governance and shared service expenses(a)	$60	$71	$124	$145
Indemnification coverages(b)	10	9	19	17
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$70	$77	$134	$154
Indemnification coverages(b)	2	1	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$73	$83	$144	$185
Indemnification coverages(b)	3	3	5	5
Piedmont
Corporate governance and shared service expenses(a)	$36	$40	$67	$81
Indemnification coverages(b)	2	1	3	2
Intercompany natural gas sales(d)	21	23	42	46
Natural gas storage and transportation costs(e)	5	6	11	12
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2025
Intercompany income tax receivable	$—	$—	$16	$—	$—	$—	$45
Intercompany income tax payable	$85	$119	$—	$153	$15	$27	$—

December 31, 2024
Intercompany income tax receivable	$—	$—	$—	$154	$—	$—	$—
Intercompany income tax payable	419	169	315	—	43	110	43
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025, and 2024, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$3,225	$—	$—	$—	$—	$—	$—
Undesignated contracts	4,027	1,875	1,800	600	1,200	325	27
Total notional amount	$7,252	$1,875	$1,800	$600	$1,200	$325	$27

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,825	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,202	1,150	1,775	1,125	650	250	27
Total notional amount	$6,027	$1,150	$1,775	$1,125	$650	$250	$27
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

	June 30, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	24,145	—	—	—	3,000	21,145	—
Natural gas (millions of dekatherms)	778	290	255	255	—	27	206

	December 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	12,229	—	—	—	1,287	10,942	—
Natural gas (millions of dekatherms)	779	276	246	246	—	32	225
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at June 30, 2025.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2025	2024	2025	2024
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$58	$(2)	$86	$—
	537	5.31%	500	euros	3.85%	June 2034	49	(2)	72	—
	815	5.65%	750	euros	3.75%	April 2031	73	(9)	108	(9)
Total notional amount	$1,997		1,850	euros			$180	$(13)	$266	$(9)
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

Derivative Assets	June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$93	$37	$33	$33	$—	$1	$21	$—
Noncurrent	90	45	45	45	—	—	—	—
Total Derivative Assets – Commodity Contracts	$183	$82	$78	$78	$—	$1	$21	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$84	$—	$—	$—	$—	$—	$—	$—
Noncurrent	26	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	3	—	3	—	3	—	—	—
Noncurrent	48	28	21	13	7	—	—	—
Total Derivative Assets – Interest Rate Contracts	$161	$28	$24	$13	$10	$—	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	195	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$195	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$539	$110	$102	$91	$10	$1	$21	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$70	$35	$10	$10	$—	$—	$2	$24
Noncurrent	119	16	11	11	—	—	—	91
Total Derivative Liabilities – Commodity Contracts	$189	$51	$21	$21	$—	$—	$2	$115
Interest Rate Contracts
Designated as Hedging Instruments
Current	$5	$—	$—	$—	$—	$—	$—	$—
Noncurrent	2	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	12	—	11	—	11	—	—	—
Noncurrent	23	9	9	4	5	1	5	—
Total Derivative Liabilities – Interest Rate Contracts	$42	$9	$20	$4	$16	$1	$5	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	25	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$25	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$256	$60	$41	$25	$16	$1	$7	$115

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$49	$20	$17	$17	$—	$1	$8	$1
Noncurrent	60	29	32	32	—	—	—	—
Total Derivative Assets – Commodity Contracts	$109	$49	$49	$49	$—	$1	$8	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	108	—	—	—	—	—	—	—
Noncurrent	52	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	110	19	55	44	11	—	36	—
Noncurrent	50	26	23	16	7	—	—	—
Total Derivative Assets – Interest Rate Contracts	$320	$45	$78	$60	$18	$—	$36	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	5	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$5	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$434	$94	$127	$109	$18	$1	$44	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$108	$57	$32	$32	$—	$—	$3	$16
Noncurrent	134	31	24	24	—	—	—	78
Total Derivative Liabilities – Commodity Contracts	$242	$88	$56	$56	$—	$—	$3	$94
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	2	—	2	1	1	—	—	—
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$3	$—	$2	$1	$1	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	35	—	—	—	—	—	—	—
Noncurrent	39	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$74	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$319	$88	$58	$57	$1	$1	$3	$94
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

Derivative Assets	June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$180	$37	$36	$33	$3	$1	$21	$—
Offset	(20)	(10)	(10)	(10)	—	—	—	—
Net amounts presented in Current Assets: Other	$160	$27	$26	$23	$3	$1	$21	$—
Noncurrent
Gross amounts recognized	$359	$73	$66	$58	$7	$—	$—	$—
Offset	(23)	(12)	(12)	(12)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$336	$61	$54	$46	$7	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$112	$35	$21	$10	$11	$—	$2	$24
Offset	(20)	(10)	(10)	(10)	—	—	—	—
Cash collateral posted	(1)	—	—	—	—	—	(1)	—
Net amounts presented in Current Liabilities: Other	$91	$25	$11	$—	$11	$—	$1	$24
Noncurrent
Gross amounts recognized	$144	$25	$20	$15	$5	$1	$5	$91
Offset	(23)	(12)	(12)	(12)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$121	$13	$8	$3	$5	$1	$5	$91

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$267	$39	$72	$61	$11	$1	$44	$1
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Net amounts presented in Current Assets: Other	$238	$24	$58	$47	$11	$1	$44	$1
Noncurrent
Gross amounts recognized	$167	$55	$55	$48	$7	$—	$—	$—
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$130	$36	$38	$31	$7	$—	$—	$—

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$145	$57	$34	$33	$1	$—	$3	$16
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Cash collateral posted	(3)	(2)	—	—	—	—	(1)	—
Net amounts presented in Current Liabilities: Other	$113	$40	$20	$19	$1	$—	$2	$16
Noncurrent
Gross amounts recognized	$174	$31	$24	$24	$—	$1	$—	$78
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Cash collateral posted	(4)	(4)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$133	$8	$7	$7	$—	$1	$—	$78

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	June 30, 2025
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$9	$9	$—	$—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$9	$9	$—	$—

	December 31, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$101	$52	$49	$49
Fair value of collateral already posted	6	6	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$95	$46	$49	$49
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
For investments in debt securities classified as AFS, the unrealized gains and losses are included in other comprehensive income until realized at which time they are reported through net income. For investments in equity securities classified as FV-NI, both realized and unrealized gains and losses are reported through net income. Substantially all of Duke Energy’s investments in debt and equity securities qualify for regulatory accounting, and accordingly, all associated realized and unrealized gains and losses on these investments are deferred as a regulatory asset or liability.
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2025, and December 31, 2024.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$145	$—	$—	$139
Equity securities	6,210	36	8,637	5,753	61	8,233
Corporate debt securities	14	24	822	6	33	673
Municipal bonds	1	20	355	2	14	342
U.S. government bonds	17	51	1,897	3	84	1,806
Other debt securities	2	6	253	1	8	239
Total NDTF Investments	$6,244	$137	$12,109	$5,765	$200	$11,432
Other Investments
Cash and cash equivalents	$—	$—	$138	$—	$—	$47
Equity securities	45	—	125	39	4	160
Corporate debt securities	—	3	77	—	5	79
Municipal bonds	—	2	67	—	1	83
U.S. government bonds	—	5	51	—	5	59
Other debt securities	—	3	43	—	4	45
Total Other Investments	$45	$13	$501	$39	$19	$473
Total Investments	$6,289	$150	$12,610	$5,804	$219	$11,905
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2025, and 2024, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
FV-NI:
Realized gains	$41	$127	$167	$195
Realized losses	40	27	81	45
AFS:
Realized gains	10	2	20	12
Realized losses	17	22	37	36
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$60	$—	$—	$62
Equity securities	3,638	18	4,983	3,386	33	4,751
Corporate debt securities	6	21	501	2	27	401
Municipal bonds	—	6	38	—	4	36
U.S. government bonds	9	33	1,056	—	50	991
Other debt securities	2	6	241	1	8	223
Total NDTF Investments	$3,655	$84	$6,879	$3,389	$122	$6,464

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2025, and 2024, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
FV-NI:
Realized gains	$22	$72	$104	$125
Realized losses	19	15	41	21
AFS:
Realized gains	8	1	15	5
Realized losses	9	11	23	17
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$85	$—	$—	$77
Equity securities	2,572	18	3,654	2,367	28	3,482
Corporate debt securities	8	3	321	4	6	272
Municipal bonds	1	14	317	2	10	306
U.S. government bonds	8	18	841	3	34	815
Other debt securities	—	—	12	—	—	16
Total NDTF Investments	$2,589	$53	$5,230	$2,376	$78	$4,968
Other Investments
Cash and cash equivalents	$—	$—	$16	$—	$—	$23
Municipal bonds	—	1	23	—	—	24
Total Other Investments	$—	$1	$39	$—	$—	$47
Total Investments	$2,589	$54	$5,269	$2,376	$78	$5,015
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2025, and 2024, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
FV-NI:
Realized gains	$19	$55	$63	$70
Realized losses	21	12	40	24
AFS:
Realized gains	2	1	5	7
Realized losses	8	11	14	19

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$67	$—	$—	$54
Equity securities	2,457	18	3,531	2,256	28	3,362
Corporate debt securities	7	3	302	4	6	256
Municipal bonds	1	14	317	2	10	306
U.S. government bonds	8	13	694	3	26	645
Other debt securities	—	—	11	—	—	14
Total NDTF Investments	$2,473	$48	$4,922	$2,265	$70	$4,637
Other Investments
Cash and cash equivalents	$—	$—	$11	$—	$—	$16
Total Other Investments	$—	$—	$11	$—	$—	$16
Total Investments	$2,473	$48	$4,933	$2,265	$70	$4,653
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2025, and 2024, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
FV-NI:
Realized gains	$17	$55	$61	$70
Realized losses	21	12	40	24
AFS:
Realized gains	2	1	5	7
Realized losses	7	10	13	18
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$18	$—	$—	$23
Equity securities	115	—	123	111	—	120
Corporate debt securities	1	—	19	—	—	16
U.S. government bonds	—	5	147	—	8	170
Other debt securities	—	—	1	—	—	2
Total NDTF Investments(a)	$116	$5	$308	$111	$8	$331
Other Investments
Cash and cash equivalents	$—	$—	$2	$—	$—	$3
Municipal bonds	—	1	23	—	—	24
Total Other Investments	$—	$1	$25	$—	$—	$27
Total Investments	$116	$6	$333	$111	$8	$358
(a)During the six months ended June 30, 2025, and the year ended December 31, 2024, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2025, and 2024, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2025			December 31, 2024
	Gross	Gross		Gross
	Unrealized	Unrealized	Estimated	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Fair
(in millions)	Gains	Losses	Value	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$2	$—	$1
Equity securities	1	—	47	4	89
Corporate debt securities	—	—	1	—	6
Municipal bonds	—	1	25	1	43
U.S. government bonds	—	—	—	—	7
Total Investments	$1	$1	$75	$5	$146
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2025, and 2024, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$87	$5	$79	$17	$62	$1
Due after one through five years	896	397	438	375	63	8
Due after five through 10 years	695	360	285	268	17	6
Due after 10 years	1,887	1,074	712	664	48	11
Total	$3,565	$1,836	$1,514	$1,324	$190	$26
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

	June 30, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$145	$145	$—	$—	$—
NDTF equity securities	8,637	8,609	3	—	25
NDTF debt securities	3,327	1,051	2,276	—	—
Other equity securities	125	125	—	—	—
Other debt securities	238	51	187	—	—
Other cash and cash equivalents	138	138	—	—	—
Derivative assets	539	8	517	14	—
Total assets	13,149	10,127	2,983	14	25
Derivative liabilities	(256)	(2)	(254)	—	—
Net assets	$12,893	$10,125	$2,729	$14	$25

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$139	$139	$—	$—	$—
NDTF equity securities	8,233	8,203	2	—	28
NDTF debt securities	3,060	1,022	2,038	—	—
Other equity securities	160	160	—	—	—
Other debt securities	266	52	214	—	—
Other cash and cash equivalents	47	47	—	—	—
Derivative assets	434	2	423	9	—
Total assets	12,339	9,625	2,677	9	28
Derivative liabilities	(319)	(3)	(316)	—	—
Net assets	$12,020	$9,622	$2,361	$9	$28

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$3	$6	$9	$15
Purchases, sales, issuances and settlements:
Purchases	14	29	14	29
Settlements	8	(10)	2	(23)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(11)	10	(11)	14
Balance at end of period	$14	$35	$14	$35
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$60	$60	$—	$—
NDTF equity securities	4,983	4,955	3	25
NDTF debt securities	1,836	517	1,319	—
Derivative assets	110	—	110	—
Total assets	6,989	5,532	1,432	25
Derivative liabilities	(60)	—	(60)	—
Net assets	$6,929	$5,532	$1,372	$25

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$62	$62	$—	$—
NDTF equity securities	4,751	4,721	2	28
NDTF debt securities	1,651	520	1,131	—
Derivative assets	94	—	94	—
Total assets	6,558	5,303	1,227	28
Derivative liabilities	(88)	—	(88)	—
Net assets	$6,470	$5,303	$1,139	$28
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$85	$85	$—	$77	$77	$—
NDTF equity securities	3,654	3,654	—	3,482	3,482	—
NDTF debt securities	1,491	534	957	1,409	502	907
Other debt securities	23	—	23	24	—	24
Other cash and cash equivalents	16	16	—	23	23	—
Derivative assets	102	—	102	127	—	127
Total assets	5,371	4,289	1,082	5,142	4,084	1,058
Derivative liabilities	(41)	—	(41)	(58)	—	(58)
Net assets	$5,330	$4,289	$1,041	$5,084	$4,084	$1,000

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$67	$67	$—	$54	$54	$—
NDTF equity securities	3,531	3,531	—	3,362	3,362	—
NDTF debt securities	1,324	413	911	1,221	365	856
Other cash and cash equivalents	11	11	—	16	16	—
Derivative assets	91	—	91	109	—	109
Total assets	5,024	4,022	1,002	4,762	3,797	965
Derivative liabilities	(25)	—	(25)	(57)	—	(57)
Net assets	$4,999	$4,022	$977	$4,705	$3,797	$908
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$18	$18	$—	$23	$23	$—
NDTF equity securities	123	123	—	120	120	—
NDTF debt securities	167	121	46	188	137	51
Other debt securities	23	—	23	24	—	24
Other cash and cash equivalents	2	2	—	3	3	—
Derivative assets	10	—	10	18	—	18
Total assets	343	264	79	376	283	93
Derivative liabilities	(16)	—	(16)	(1)	—	(1)
Net assets	$327	$264	$63	$375	$283	$92
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2025, and December 31, 2024.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2025				December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$47	$47	$—	$—	$89	$89	$—	$—
Other debt securities	26	—	26	—	56	—	56	—
Other cash and cash equivalents	2	2	—	—	1	1	—	—
Derivative assets	21	8	—	13	44	—	36	8
Total assets	96	57	26	13	190	90	92	8
Derivative liabilities	(7)	(2)	(5)	—	(3)	(3)	—	—
Net assets	$89	$55	$21	$13	$187	$87	$92	$8

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$2	$5	$8	$13
Purchases, sales, issuances and settlements:
Purchases	12	27	12	27
Settlements	9	(9)	3	(20)
Total (losses) gains included on the Condensed Consolidated Balance Sheet	(10)	10	(10)	13
Balance at end of period	$13	$33	$13	$33
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2025		December 31, 2024
(in millions)	Total Fair Value	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$—	$—	$1	$1	$—
Derivative liabilities	(115)	(115)	(94)	—	(94)
Net (liabilities) assets	$(115)	$(115)	$(93)	$1	$(94)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2025
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$—	-	$0.78	$0.20
Duke Energy Indiana
FTRs	13	RTO auction pricing	FTR price – per MWh	(2.09)	-	17.87	0.95
Duke Energy
Total Level 3 derivatives	$14

	December 31, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$—	–	$1.13	$0.48
Duke Energy Indiana
FTRs	8	RTO auction pricing	FTR price – per MWh	(0.63)	–	9.24	0.94
Duke Energy
Total Level 3 derivatives	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2025		December 31, 2024
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$83,960	$77,104	$80,689	$73,440
Duke Energy Carolinas	18,345	16,916	17,490	15,975
Progress Energy	26,880	24,999	24,496	22,548
Duke Energy Progress	14,215	12,757	12,504	11,009
Duke Energy Florida	11,020	10,449	10,348	9,752
Duke Energy Ohio	4,364	4,095	4,165	3,871
Duke Energy Indiana	5,095	4,655	4,798	4,329
Piedmont	4,004	3,670	4,003	3,584
(a)Book value of long-term debt includes $1 billion at June 30, 2025, and December 31, 2024, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both June 30, 2025, and December 31, 2024, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2025, and the year ended December 31, 2024, or is expected to be provided in the future that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy	Duke Energy
	Carolinas	Progress
(in millions)	DERF	DEPR
Expiration date	(a)	(b)
Credit facility amount	(a)	(b)
Amounts borrowed at June 30, 2025	—	—
Amounts borrowed at December 31, 2024	500	400
Restricted Receivables at June 30, 2025	—	—
Restricted Receivables at December 31, 2024	1,054	835
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2025	December 31, 2024
Regulatory Assets: Current	61	61
Current Assets: Other	28	35
Other Noncurrent Assets: Regulatory assets	715	741
Other Noncurrent Assets: Other	7	—
Current Liabilities: Other	8	8
Current maturities of long-term debt	60	59
Long-Term Debt	741	773
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	June 30, 2025			December 31, 2024
	Duke Energy	Duke Energy		Duke Energy	Duke Energy
	Carolinas	Progress		Carolinas	Progress
(in millions)	DECNCSF	DEPNCSF	DEPSCSF	DECNCSF	DEPNCSF	DEPSCSF

Regulatory Assets: Current	$12	$39	$8	$12	$39	$8
Current Assets: Other	9	29	8	9	27	13
Other Noncurrent Assets: Regulatory assets	184	600	152	189	620	155
Other Noncurrent Assets: Other	1	4	1	1	4	1
Current Liabilities: Other	2	8	3	2	10	7
Current Maturities of Long-Term Debt	10	35	5	10	34	9
Long-Term Debt	193	629	160	198	646	163
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
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	June 30, 2025	December 31, 2024
Inventory	$548	$494
Accounts Payable	241	208
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
CRC
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio	Duke Energy Indiana
	Six Months Ended	Six Months Ended
(in millions)	June 30, 2024	June 30, 2024
Sales
Receivables sold	$474	$473
Loss recognized on sale	7	6
Cash flows
Cash proceeds from receivables sold	$478	$523
Return received on retained interests	4	4
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

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Duke Energy Carolinas	$6	$12	$12	$12	$—	$—	$42
Progress Energy	17	43	13	13	13	42	141
Duke Energy Progress	3	6	6	6	6	20	47
Duke Energy Florida	14	37	7	7	7	22	94
Duke Energy Indiana	8	17	15	6	—	—	46
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

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Piedmont	$32	$51	$49	$46	$44	$151	$373
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,242	$919	$1,753	$663	$1,089	$253	$316	$—
Commercial	2,053	693	966	426	538	147	245	—
Industrial	850	355	264	179	82	36	196	—
Wholesale	523	132	328	294	33	19	44	—
Other revenues	262	96	221	111	117	18	9	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,930	$2,195	$3,532	$1,673	$1,859	$473	$810	$—

Gas Utilities and Infrastructure
Residential	$189	$—	$—	$—	$—	$100	$—	$89
Commercial	136	—	—	—	—	37	—	99
Industrial	41	—	—	—	—	9	—	32
Power Generation	—	—	—	—	—	—	—	23
Other revenues	70	—	—	—	—	8	—	47
Total Gas Utilities and Infrastructure revenue from contracts with customers	$436	$—	$—	$—	$—	$154	$—	$290

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,373	$2,195	$3,532	$1,673	$1,859	$627	$810	$290

Other revenue sources(a)	$135	$36	$37	$8	$26	$27	$11	$45
Total revenues	$7,508	$2,231	$3,569	$1,681	$1,885	$654	$821	$335

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,092	$959	$1,625	$661	$964	$240	$269	$—
Commercial	2,013	755	933	427	506	144	180	—
Industrial	869	374	267	183	84	39	190	—
Wholesale	524	127	337	298	39	10	49	—
Other revenues	293	99	187	91	96	18	39	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,791	$2,314	$3,349	$1,660	$1,689	$451	$727	$—

Gas Utilities and Infrastructure
Residential	$182	$—	$—	$—	$—	$86	$—	$96
Commercial	103	—	—	—	—	31	—	72
Industrial	32	—	—	—	—	6	—	24
Power Generation	—	—	—	—	—	—	—	8
Other revenues	32	—	—	—	—	9	—	23
Total Gas Utilities and Infrastructure revenue from contracts with customers	$349	$—	$—	$—	$—	$132	$—	$223

Other
Revenue from contracts with customers	$11	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,151	$2,314	$3,349	$1,660	$1,689	$583	$727	$223

Other revenue sources(a)	$21	$(17)	$8	$(24)	$27	$25	$20	$21
Total revenues	$7,172	$2,297	$3,357	$1,636	$1,716	$608	$747	$244

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$6,645	$2,046	$3,366	$1,483	$1,883	$535	$695	$—
Commercial	3,974	1,394	1,809	841	968	289	478	—
Industrial	1,673	689	528	372	156	69	383	—
Wholesale	1,193	281	770	698	72	41	101	—
Other revenues	498	276	467	274	193	36	8	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$13,983	$4,686	$6,940	$3,668	$3,272	$970	$1,665	$—

Gas Utilities and Infrastructure
Residential	$895	$—	$—	$—	$—	$286	$—	$609
Commercial	458	—	—	—	—	107	—	351
Industrial	96	—	—	—	—	25	—	71
Power Generation	—	—	—	—	—	—	—	47
Other revenues	144	—	—	—	—	14	—	100
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,593	$—	$—	$—	$—	$432	$—	$1,178

Other
Revenue from contracts with customers	$15	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$15,591	$4,686	$6,940	$3,668	$3,272	$1,402	$1,665	$1,178

Other revenue sources(a)	$166	$69	$96	$31	$57	$18	$14	$14
Total operating revenues	$15,757	$4,755	$7,036	$3,699	$3,329	$1,420	$1,679	$1,192

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$6,207	$2,017	$3,142	$1,403	$1,739	$493	$556	$—
Commercial	3,947	1,472	1,799	849	950	296	381	—
Industrial	1,691	714	533	360	173	71	373	—
Wholesale	1,078	265	692	624	68	24	97	—
Other revenues	546	198	336	169	167	40	73	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$13,469	$4,666	$6,502	$3,405	$3,097	$924	$1,480	$—

Gas Utilities and Infrastructure
Residential	$702	$—	$—	$—	$—	$233	$—	$469
Commercial	343	—	—	—	—	88	—	255
Industrial	79	—	—	—	—	17	—	62
Power Generation	—	—	—	—	—	—	—	16
Other revenues	72	—	—	—	—	14	—	58
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,196	$—	$—	$—	$—	$352	$—	$860

Other
Revenue from contracts with customers	$18	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$14,683	$4,666	$6,502	$3,405	$3,097	$1,276	$1,480	$860

Other revenue sources(a)	$160	$38	$83	$19	$55	$10	$26	$60
Total operating revenues	$14,843	$4,704	$6,585	$3,424	$3,152	$1,286	$1,506	$920
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended June 30, 2024 and 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at March 31, 2024	$204	$62	$73	$47	$27	$41	$16	$12
Write-Offs	(36)	(16)	(17)	(12)	(5)	—	—	(3)
Credit Loss Expense	35	10	11	6	5	1	—	2
Other Adjustments	4	9	6	6	(1)	—	—	—
Balance at June 30, 2024	$207	$65	$73	$47	$26	$42	$16	$11

Balance at March 31, 2025	$204	$64	$67	$42	$25	$46	$17	$10
Write-Offs	(46)	(12)	(14)	(10)	(4)	(8)	(4)	(8)
Credit Loss Expense	32	5	10	3	7	—	6	11
Other Adjustments	9	—	7	7	—	3	(2)	1
Balance at June 30, 2025	$199	$57	$70	$42	$28	$41	$17	$14

	Six Months Ended June 30, 2024 and 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2023	$205	$56	$74	$44	$31	$9	$5	$11
Write-Offs	(68)	(28)	(33)	(19)	(14)	—	—	(4)
Credit Loss Expense	45	17	20	10	10	2	2	4
Other Adjustments	25	20	12	12	(1)	31	9	—
Balance at June 30, 2024	$207	$65	$73	$47	$26	$42	$16	$11

Balance at December 31, 2024	$209	$69	$73	$44	$29	$43	$15	$10
Write-Offs	(75)	(26)	(29)	(18)	(11)	(8)	(4)	(8)
Credit Loss Expense	46	10	18	8	10	1	6	11
Other Adjustments	19	4	8	8	—	5	—	1
Balance at June 30, 2025	$199	$57	$70	$42	$28	$41	$17	$14
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net Income available to Duke Energy common stockholders	$971	$886	$2,336	$1,985
Less: Loss from discontinued operations attributable to Duke Energy common stockholders	(1)	(10)	(1)	(13)
Accumulated preferred stock dividends adjustment	—	(12)	—	—
Less: Impact of participating securities	1	1	3	2
Income from continuing operations available to Duke Energy common stockholders	$971	$883	$2,334	$1,996

Loss from discontinued operations, net of tax	$(1)	$(10)	$(1)	$(13)
Add: Loss attributable to NCI	—	—	—	—
Loss from discontinued operations attributable to Duke Energy common stockholders	$(1)	$(10)	$(1)	$(13)

Weighted average common shares outstanding – basic and diluted	777	772	777	771
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.25	$1.14	$3.00	$2.59
Loss Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted(a)	$—	$(0.01)	$—	$(0.02)
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.045	$1.025	$2.090	$2.050
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$0.719	$0.719
Dividends declared on Series B preferred stock per share(d)	$—	$—	$—	$24.375
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
The following table shows ATM equity issuances pursuant to forward contracts executed during February and March 2025.

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

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$27	$9	$8	$4	$3	$1	$2	$1
Interest cost on projected benefit obligation	82	20	26	12	15	4	6	2
Expected return on plan assets	(149)	(38)	(55)	(25)	(30)	(6)	(10)	(5)
Amortization of actuarial loss	15	3	4	2	2	—	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	(1)	(1)
Amortization of settlement charges	7	3	2	2	—	—	1	1
Net periodic pension costs	$(21)	$(3)	$(15)	$(5)	$(10)	$(1)	$(1)	$(1)

	Three Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$29	$10	$8	$5	$4	$—	$1	$1
Interest cost on projected benefit obligation	83	20	26	12	14	4	7	3
Expected return on plan assets	(154)	(40)	(54)	(25)	(29)	(7)	(11)	(5)
Amortization of actuarial loss	8	2	3	2	1	1	1	—
Amortization of prior service credit	(4)	—	—	—	—	—	(1)	(2)
Amortization of settlement charges	4	2	1	1	1	—	1	1
Net periodic pension costs	$(34)	$(6)	$(16)	$(5)	$(9)	$(2)	$(2)	$(2)

	Six Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$54	$18	$15	$9	$6	$1	$3	$2
Interest cost on projected benefit obligation	164	39	52	23	29	8	13	5
Expected return on plan assets	(298)	(76)	(110)	(49)	(60)	(11)	(20)	(10)
Amortization of actuarial loss	30	7	9	4	4	1	2	2
Amortization of prior service credit	(6)	—	—	—	—	—	(1)	(3)
Amortization of settlement charges	13	6	4	3	1	—	1	2
Net periodic pension costs	$(43)	$(6)	$(30)	$(10)	$(20)	$(1)	$(2)	$(2)

	Six Months Ended June 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$57	$19	$16	$10	$7	$1	$3	$2
Interest cost on projected benefit obligation	165	40	52	24	28	8	13	5
Expected return on plan assets	(308)	(81)	(108)	(50)	(58)	(13)	(21)	(10)
Amortization of actuarial loss	16	4	5	3	2	1	2	1
Amortization of prior service credit	(7)	—	—	—	—	—	(1)	(4)
Amortization of settlement charges	9	4	2	2	1	—	1	2
Net periodic pension costs	$(68)	$(14)	$(33)	$(11)	$(20)	$(3)	$(3)	$(4)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2025, and 2024.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2025, and 2024.

FINANCIAL STATEMENTS	INCOME TAXES
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which, among other things, modified tax legislation affecting clean energy tax credits. While transferability was preserved for tax credits established by the IRA, including the nuclear PTC, which remains available through 2032, the legislation phases out or terminates certain tax credits sooner than previously scheduled. To remain eligible for the PTC or ITC, solar and wind facilities must be placed in service by December 31, 2027, unless construction begins by July 4, 2026. For other types of facilities, the credits continue to be available at full value if construction begins by December 31, 2033, although there are new prohibited foreign entity restrictions. The OBBBA did not change the federal corporate income tax rate and did not require the remeasurement of deferred tax assets or liabilities. While Duke Energy does not expect material current year impacts to the results of operations, financial position or cash flows for the Duke Energy Registrants as a result of the OBBBA being signed into law in the third quarter of 2025, the Company will continue to evaluate the future impact of this tax law change as additional information and guidance becomes available.
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Duke Energy	10.6%	13.1%	11.5%	13.2%
Duke Energy Carolinas	7.8%	10.9%	8.5%	11.2%
Progress Energy	15.1%	16.6%	15.9%	16.6%
Duke Energy Progress	12.4%	14.9%	13.6%	14.9%
Duke Energy Florida	19.1%	19.5%	19.4%	19.5%
Duke Energy Ohio	15.8%	17.2%	17.2%	17.0%
Duke Energy Indiana	13.3%	16.7%	12.9%	16.9%
Piedmont	44.4%	20.0%	19.5%	19.6%
The decrease in the ETR for Duke Energy for the three and six months ended June 30, 2025, was primarily due to an increase in the amortization of income tax credits and lower state tax expense.
The decrease in the ETR for Duke Energy Carolinas for the three and six months ended June 30, 2025, was primarily due to an increase in the amortization of income tax credits and lower state tax expense.
The decrease in the ETR for Progress Energy for the three months ended June 30, 2025, was primarily due to lower state tax expense.
The decrease in the ETR for Duke Energy Progress for the three and six months ended June 30, 2025, was primarily due to lower state tax expense.
The decrease in the ETR for Duke Energy Ohio for the three months ending June 30, 2025, was primarily due to an increase in AFUDC equity.
The decrease in the ETR for Duke Energy Indiana for the three and six months ended June 30, 2025, was primarily due to an increase in the amortization of EDIT.
The increase in the ETR for Piedmont for the three months ending June 30, 2025, was primarily due to higher state tax benefits in relation to pretax losses.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2025, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2024.
Executive Overview
Acting on Investment Opportunities. We operate in some of the most attractive jurisdictions in the country and the affordable, reliable power we provide continues to play a key role in bringing business and job growth to our region. Our service territories continue to experience accelerating investment opportunities driven by a deepening economic development pipeline and significant customer growth. To efficiently fund this growth and the related capital required in the coming years, we entered into two strategic transactions in the third quarter of 2025.
In August 2025, we entered into an Investment Agreement to receive $6 billion in exchange for a 19.7% indirect investment in Duke Energy Florida. Subject to regulatory approvals, the transaction is expected to be completed through a series of closings through mid-2028. In July 2025, we announced the sale of Piedmont’s Tennessee Business to Spire, Inc. for $2.48 billion. Subject to regulatory approvals, we expect to complete the Piedmont transaction in the first quarter of 2026. Proceeds from both transactions will support Duke Energy’s expanded 2025-2029 capital plan of $87 billion and limit the need for additional long-term debt or common equity through 2029.
Both of these transactions, along with our unwavering focus on operational excellence and value creation, demonstrate our continued ability to meet the unprecedented growth anticipated across our service territories in the decades ahead. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further information.
Building a Smarter Energy Future. During the six months ended June 30, 2025, we continued to move our regulatory strategy forward and execute on investments for building a smarter energy future while maintaining our focus on safety and operational excellence, our customers, growth of our business as well as the engagement and empowerment of our employees. These priorities enable us to provide strong, sustainable value for our employees, customers, communities and shareholders.
•In January 2025, Piedmont and Duke Energy Indiana received constructive orders on their general rate cases from the NCUC and IURC, respectively. New rates were effective in November 2024 for Piedmont and late February 2025 for Duke Energy Indiana. New rates were also effective in January 2025 for Duke Energy Florida's new three-year rate plan. In June 2025, Duke Energy Progress filed a South Carolina base rate case and Duke Energy Kentucky filed a natural gas base rate case. In July 2025, Duke Energy Carolinas filed a South Carolina base rate case. Our regulatory efforts focus on securing critical investments for reliable customer service while ensuring timely cost recovery across our service territories.
•In February 2025, Duke Energy Progress filed an application to construct and operate a second CC unit in Person County at the Roxboro Plant in North Carolina and Duke Energy Indiana filed for a CPCN for the Cayuga CC Project. In March 2025, a final air permit was issued for the Cayuga CC Project. In June 2025, Duke Energy Carolinas announced its intent to submit an application to the PSCSC for approval to build a new CC unit in Anderson County, South Carolina. These advanced natural gas plants, along with our planned CTs at the existing Duke Energy Carolinas' Marshall Steam Station, will provide critical generation as we continue to modernize our energy infrastructure in the coming years.
•We reached key milestones to recover costs related to critical storm restoration activities from the 2024 historic storm season while also seeking to minimize customer bill impacts resulting from hurricanes Debby, Helene and Milton. In February 2025, the FPSC voted to approve Duke Energy Florida's storm cost recovery of approximately $1.1 billion over 12 months beginning in March 2025. In April 2025, Duke Energy Carolinas and Duke Energy Progress received a constructive order from the NCUC on Phase I proceedings in North Carolina related to storm securitization and reached a settlement with the North Carolina Public Staff to resolve all remaining issues in Phase 2 in advance of the evidentiary hearing. A Phase 2 order approving the settlement was received in June 2025. In March 2025, Duke Energy Carolinas filed a petition for storm securitization with the PSCSC for authorization to finance the estimated South Carolina-retail allocable share of storm costs and reached a comprehensive settlement with key parties in June 2025. In July 2025, the settlement was approved by the PSCSC and a financing order was issued in August 2025. We expect to securitize the related Carolinas' storm costs by the end of 2025.
•Our nuclear sites continue to benefit our customers and communities by reliably generating large amounts of electricity with low operating costs, providing thousands of well-paying jobs and producing economic and tax benefits for our local communities. In March 2025, the NRC issued the subsequent renewed licenses for Oconee, allowing an additional 20 years of operation of the units through 2053 and 2054. Oconee is the first of Duke Energy's nuclear facilities to reach this significant milestone and receive approval to operate for 80 years. In April 2025, we submitted a subsequent license renewal application to the NRC for Robinson, which would extend the plant's operations an additional 20 years through 2050. We've also continued to sell nuclear PTCs in 2025 as allowed under the IRA, working to further lower the cost of building a smarter energy future for our customers.

MD&A	DUKE ENERGY
•In June 2025, the governor of North Carolina announced Amazon is planning to invest an estimated $10 billion to launch a new high-tech cloud computing and artificial intelligence innovation campus in Richmond County, North Carolina. The site selected for this project was included in Duke Energy's Site Readiness Program in 2019, a program that helps state, regional, and local economic development partners increase the competitiveness of potential industrial land. These new data centers will be located in Duke Energy Progress' service territory and the investment is expected to be among the largest in North Carolina's history, a testament to the impactful and ongoing work of continuing to bring economic development success to the vibrant communities we proudly serve.
Operational Excellence. In June 2025, as summer's first heat wave brought triple-digit temperatures to parts of North Carolina and South Carolina, our customers set a new summertime record for electricity usage, surpassing the previous summertime record set in July 2024. We maintain a focus on operational excellence and prepare for the arrival of extreme weather to deliver on customer commitments by identifying potential risks, effectively maintaining adequate short-term planning reserves, leveraging outage scheduling optimization, and controlling planned and emergent equipment issues.
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
EPA Regulations of GHG Emissions
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Duke Energy is analyzing the potential impacts the rules could have on the Company, which could be material and may influence the timing, nature and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in legal challenges to the final rules. In June 2025, the EPA proposed to repeal EPA Rule 111. For more information, see "Other Matters."
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and supplies. Public policy outcomes, including potential impacts from new or escalating tariffs or other actions from federal executive orders, federal legislation or other rulemakings, could disrupt or impact Duke Energy's supply chain, future financial results, capital plan execution or the ability to execute on the Company's vision for a smarter energy future.
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

MD&A	MATTERS IMPACTING FUTURE RESULTS
Minority Interest in Duke Energy Florida
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an Investment Agreement for Florida Progress to receive $6 billion in exchange for a 19.7% indirect investment in Duke Energy Florida. The transaction is subject to the satisfaction of certain customary conditions described in the Investment Agreement, including receipt of the approval of the FERC and completion of review by the Committee on Foreign Investments in the United States (CFIUS), as well as approval, or a determination that the transaction does not require approval, by the NRC. The transaction is expected to be completed through a series of closings through June 30, 2028. Termination of the transaction under certain specified circumstances could require the investor to pay a $240 million termination fee to Progress Energy and result in Duke Energy seeking alternative funding sources through 2029, including additional long-term debt and common equity issuances. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, “Dispositions.”
Sale of Piedmont's Tennessee Business
In July 2025, Piedmont entered into an agreement (Purchase Agreement) to sell Piedmont’s Tennessee Business. Completion of the transaction is subject to customary closing conditions, including approval from the TPUC and expiration or termination of the applicable waiting period under the HSR. There is no assurance of the transaction as failure to obtain related approvals or to satisfy conditions in the Purchase Agreement could result in termination of the transaction. The Purchase Agreement contains termination rights and Spire Inc. may be required to pay a termination fee equal to 6.5% of the purchase price under certain circumstances that result in termination of the transaction. Termination of the contract could also result in Duke Energy seeking alternative funding sources for its 2025-2029 capital and investment expenditures plan, including additional long-term debt and common equity issuances. Completion of the transaction could impact the operating revenues and profitability of Piedmont, including potential recognition of a gain on sale. In the third quarter of 2025, Duke Energy and Piedmont will reclassify the Piedmont disposal unit to assets held for sale. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, “Dispositions.”
Other
Duke Energy continues to monitor general market conditions, including the potential for interest rate pressures on the Company's cost of capital, which may impact Duke Energy's capital plan execution, future financial results or the ability to execute on the Company's vision for a smarter energy future.
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Regulatory Matters primarily represents impairment charges related to the 2024 Duke Energy Carolinas' South Carolina rate case order.
Discontinued operations primarily represents the operating results of Duke Energy's Commercial Renewables Disposal Groups.
Three Months Ended June 30, 2025, as compared to June 30, 2024
GAAP reported EPS was $1.25 for the three months ended June 30, 2025, compared to $1.13 for the three months ended June 30, 2024. In addition to the drivers below, GAAP reported EPS increased primarily due to impairments related to the 2024 South Carolina rate case in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $1.25 for the three months ended June 30, 2025, compared to $1.18 for the three months ended June 30, 2024. The increase in adjusted EPS was primarily due to the implementation of new rates and riders, partially offset by higher operation and maintenance expense and interest expense.

MD&A	DUKE ENERGY
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2025		2024
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$971	$1.25	$886	$1.13
Adjustments:
Regulatory Matters(a)	—	—	25	0.03
Discontinued Operations(b)	1	—	10	0.01
Adjusted Earnings/Adjusted EPS	$972	$1.25	$921	$1.18
Note: Total EPS may not foot due to rounding.
(a)Net of $8 million tax benefit. $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense.
(b)    Recorded in Loss from Discontinued Operations, net of tax.
Six Months Ended June 30, 2025, as compared to June 30, 2024
GAAP Reported EPS was $3.00 for the six months ended June 30, 2025, compared to $2.57 for the six months ended June 30, 2024. In addition to the drivers below, GAAP reported EPS increased primarily due to impairments related to the 2024 South Carolina rate case in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $3.00 for the six months ended June 30, 2025, compared to $2.62 for the six months ended June 30, 2024. The increase in adjusted EPS was primarily due to the implementation of new rates and riders, higher sales volumes and favorable weather, partially offset by higher interest expense, operation and maintenance expense and depreciation expense on a growing asset base.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2025		2024
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$2,336	$3.00	$1,985	$2.57
Adjustments:
Regulatory Matters(a)	—	—	25	0.03
Discontinued Operations(b)	1	—	13	0.02
Adjusted Earnings/Adjusted EPS	$2,337	$3.00	$2,023	$2.62
(a)Net of $8 million tax benefit. $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense.
(b)    Recorded in Loss from Discontinued Operations, net of tax.
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Operating Revenues	7,045	$6,820	$225	$14,185	$13,623	$562
Operating Expenses
Fuel used in electric generation and purchased power	1,898	2,247	(349)	4,017	4,602	(585)
Operation, maintenance and other	1,594	1,262	332	3,018	2,578	440
Depreciation and amortization	1,402	1,246	156	2,736	2,471	265
Property and other taxes	371	351	20	749	688	61
Impairment of assets and other charges	(1)	42	(43)	(1)	43	(44)
Total operating expenses	5,264	5,148	116	10,519	10,382	137
Gains on Sales of Other Assets and Other, net	8	1	7	9	7	2
Operating Income	1,789	1,673	116	3,675	3,248	427
Other Income and Expenses, net	163	141	22	297	272	25
Interest Expense	535	488	47	1,065	987	78
Income Before Income Taxes	1,417	1,326	91	2,907	2,533	374
Income Tax Expense	200	214	(14)	389	387	2
Less: Income Attributable to Noncontrolling Interest	23	22	1	48	35	13
Segment Income	$1,194	$1,090	$104	$2,470	$2,111	$359

Duke Energy Carolinas GWh sales	22,168	22,484	(316)	45,726	44,872	854
Duke Energy Progress GWh sales	17,058	17,214	(156)	35,243	33,342	1,901
Duke Energy Florida GWh sales	11,726	11,862	(136)	20,794	20,701	93
Duke Energy Ohio GWh sales	5,671	5,910	(239)	11,778	11,690	88
Duke Energy Indiana GWh sales	7,538	7,516	22	15,862	14,991	871
Total Electric Utilities and Infrastructure GWh sales	64,161	64,986	(825)	129,403	125,596	3,807
Net proportional MW capacity in operation				55,216	54,578	638
Three Months Ended June 30, 2025, as compared to June 30, 2024
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, storm recovery revenues and higher weather-normal retail sales volumes, partially offset by higher operation and maintenance and depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $279 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Florida and Duke Energy Progress;
•a $235 million increase in storm recovery revenues at Duke Energy Florida;
•a $65 million increase in rider revenues primarily due to recovery of the SPP at Duke Energy Florida and the North Carolina Municipal Power Agency (NCEMPA) rider at Duke Energy Progress;
•a $30 million increase in weather-normal retail sales volumes; and
•a $29 million increase in other revenues due to higher transmission revenues.
Partially offset by:
•a $393 million decrease in fuel revenues primarily due to net lower rates in the current year.
Operating Expenses. The variance was driven primarily by:
•a $332 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida, increased costs related to customer products and services programs, litigation and environmental costs and higher employee-related expenses in the current year, as well as joint owner reimbursements in the prior year at Duke Energy Carolinas and increase in TDSIC rider amortizations at Duke Energy Indiana;
•a $156 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions and higher depreciation rates driven by rate cases; and
•a $20 million increase in property and other taxes due to a higher base on which property taxes are levied, partially offset by sales and use tax at Duke Energy Carolinas and Duke Energy Progress.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Partially offset by:
•a $349 million decrease in fuel used in electric generation and purchased power primarily due to higher recovery of fuel expense in the prior year at Duke Energy Carolinas and Duke Energy Progress, and lower fuel cost recovery and lower purchased power driven by the expiration of contracts in the prior year at Duke Energy Florida, partially offset by higher fuel costs and purchased power at Duke Energy Ohio; and
•a $43 million decrease in impairment of assets and other charges primarily related to the impacts of the 2024 South Carolina rate case order at Duke Energy Carolinas in the prior year.
Other Income and Expense. The increase was primarily driven by higher AFUDC equity rate and base compared to the prior year across all jurisdictions.
Interest Expense. The increase was primarily driven by higher outstanding debt balances at Duke Energy Carolinas and Duke Energy Progress.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of income tax credits and lower state tax expense, partially offset by higher pretax income. The ETRs for the three months ended June 30, 2025, and 2024, were 14.1% and 16.1%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of income tax credits and lower state tax expense.
Six Months Ended June 30, 2025, as compared to June 30, 2024
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, higher weather-normal retail sales volumes and improved weather, offset by higher operation and maintenance and depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $497 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Florida and Duke Energy Progress;
•a $264 million increase in storm recovery revenues at Duke Energy Florida;
•a $150 million increase in weather-normal retail sales volumes;
•a $104 million increase in rider revenues primarily due to the SPP at Duke Energy Florida, NCEMPA rider true-up, the recovery of South Carolina storm recovery charges through securitization and recovery of North Carolina residential decoupling revenues at Duke Energy Progress, as well as the Uncollectible Expense Riders and Distribution Capital Investment Rider and higher OVEC rider collections and OVEC sales into PJM Interconnection, LLC at Duke Energy Ohio;
•an $86 million increase in retail sales due to favorable weather compared to prior year; and
•a $65 million increase in other revenues due to higher transmission revenues across all jurisdictions and higher Clean Energy Connection subscription revenues at Duke Energy Florida.
Partially offset by:
•a $649 million decrease in fuel revenues primarily due to net lower rates in the current year, partially offset by higher volumes.
Operating Expenses. The variance was driven primarily by:
•a $440 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida, increased costs related to customer products and services programs, litigation and environmental costs and higher employee-related expenses in the current year, as well as joint owner reimbursements in the prior year at Duke Energy Carolinas, an increase in TDSIC rider amortizations at Duke Energy Indiana and higher storm costs at Duke Energy Progress;
•a $265 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions and higher depreciation rates driven by rate cases; and
•a $61 million increase in property and other taxes due to a higher base on which property taxes are levied, partially offset by sales and use tax at Duke Energy Carolinas and Duke Energy Progress.
Partially offset by:
•a $585 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power driven by the expiration of contracts in the prior year at Duke Energy Florida and higher recovery of fuel expense in the prior year at Duke Energy Carolinas, partially offset by higher fuel costs and purchased power at Duke Energy Progress and Duke Energy Ohio; and
•a $44 million decrease in impairment of assets and other charges primarily related to the impacts of the 2024 South Carolina rate case order in the prior year at Duke Energy Carolinas and Duke Energy Progress.
Other Income and Expense. The increase was primarily driven by higher AFUDC equity rate and base compared to the prior year across all jurisdictions.
Interest Expense. The increase was primarily driven by higher outstanding debt balances at Duke Energy Carolinas and Duke Energy Progress.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income mostly offset by an increase in the amortization of EDIT and income tax credits. The ETRs for the six months ended June 30, 2025, and 2024, were 13.4% and 15.3%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of income tax credits and lower state tax expense.
Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Operating Revenues	$493	$381	$112	$1,633	$1,283	$350
Operating Expenses
Cost of natural gas	158	78	80	532	310	222
Operation, maintenance and other	129	117	12	254	246	8
Depreciation and amortization	112	96	16	219	194	25
Property and other taxes	41	38	3	88	84	4
Total operating expenses	440	329	111	1,093	834	259
Operating Income	53	52	1	540	449	91
Other Income and Expenses, net	14	17	(3)	32	34	(2)
Interest Expense	65	61	4	130	122	8
Income Before Income Taxes	2	8	(6)	442	361	81
Income Tax (Benefit) Expense	(4)	2	(6)	87	71	16
Segment Income	$6	$6	$—	$355	$290	$65

Piedmont LDC throughput (dekatherms)	125,745,045	128,266,775	(2,521,730)	307,204,892	291,531,790	15,673,102
Duke Energy Midwest LDC throughput (Mcf)	13,882,749	12,969,694	913,055	54,338,433	46,167,345	8,171,088
Three Months Ended June 30, 2025, as compared to June 30, 2024
GU&I’s results were impacted primarily by margin growth, partially offset by higher depreciation and amortization. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•an $80 million increase in cost of natural gas revenues primarily due to higher capacity charges, partially offset by lower natural gas costs passed through to customers and higher secondary marketing;
•a $12 million increase due to higher pricing from the 2024 Piedmont North Carolina rate case; and
•a $6 million increase in Midwest rider revenue.
Operating Expenses. The variance was driven primarily by:
•an $80 million increase in the cost of natural gas due primarily to higher capacity charges and lower secondary marketing, partially offset by lower natural gas costs passed through to customers;
•a $16 million increase in depreciation and amortization primarily due to higher depreciable base; and
•a $12 million increase in operations, maintenance and other primarily due to higher customer charges, labor and service company costs.
Income Tax (Benefit) Expense. The decrease in tax expense was primarily due to lower state tax expense. The ETRs for the three months ended June 30, 2025, and 2024, were (200)% and 25%, respectively. The decrease in the ETR was primarily due to lower state tax expense.
Six Months Ended June 30, 2025, as compared to June 30, 2024
GU&I’s results were impacted primarily by higher revenues from the North Carolina rate case, partially offset by higher depreciation and amortization. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $222 million increase in cost of natural gas revenues primarily due to higher commodity prices, an increase in volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers;
•an $84 million increase due to higher pricing from the 2024 Piedmont North Carolina rate case; and
•a $16 million increase in Midwest rider revenue.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $222 million increase in the cost of natural gas primarily due to higher commodity prices, an increase to volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers; and
•a $25 million increase in depreciation and amortization primarily due to higher depreciable base.
Income Tax (Benefit) Expense. The increase in tax expense is primarily due to an increase in pretax income.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Operating Revenues	$40	$40	$—	$82	$78	$4
Operating Expenses	62	70	(8)	144	126	18
Gains on Sales of Other Assets and Other, net	6	6	—	11	11	—
Operating Loss	(16)	(24)	8	(51)	(37)	(14)
Other Income and Expenses, net	42	67	(25)	62	146	(84)
Interest Expense	318	306	12	636	600	36
Loss Before Income Taxes	(292)	(263)	(29)	(625)	(491)	(134)
Income Tax Benefit	(77)	(77)	—	(164)	(141)	(23)
Less: Preferred Dividends	13	14	(1)	27	53	(26)
Net Loss	$(228)	$(200)	$(28)	$(488)	$(403)	$(85)
Three Months Ended June 30, 2025, as compared to June 30, 2024
Other's results were impacted by higher interest expense and lower equity earnings from the NMC investment.
Operating Expenses. The decrease was driven by contributions to the Duke Energy Foundation in the prior year.
Other Income and Expenses, net. The decrease was primarily due to lower equity earnings from the NMC investment.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances.
Income Tax Benefit. The tax benefit was flat compared to prior year primarily due to an increase in pretax losses offset by tax impacts related to the NMC investment. The ETRs for the three months ended June 30, 2025, and 2024, were 26.4% and 29.3%, respectively. The decrease in the ETR was primarily due to tax impacts related to the NMC investment.
Six Months Ended June 30, 2025, as compared to June 30, 2024
Other's results were impacted by higher interest expense, lower equity earnings from the NMC investment and lower return on investments that fund certain employee benefit obligations.
Operating Expenses. The increase was driven by higher loss experience related to captive insurance claims.
Other Income and Expenses, net. The decrease was primarily due to lower equity earnings from the NMC investment and lower return on investments that fund certain employee benefit obligations.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances, partially offset by lower commercial paper borrowings.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses. The ETRs for the six months ended June 30, 2025, and 2024, were 26.2% and 28.7%, respectively. The decrease in the ETR was primarily due to the tax impacts related to the NMC investment.
Preferred Dividends. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Loss From Discontinued Operations, net of tax	$(1)	$(10)	$9	$(1)	$(13)	$12
Three Months Ended June 30, 2025, as compared to June 30, 2024
The variance was primarily driven by operating results related to the sale of the Commercial Renewables Disposal Groups.
Six Months Ended June 30, 2025, as compared to June 30, 2024
The variance was primarily driven by operating results related to the sale of the Commercial Renewables Disposal Groups.

MD&A	DUKE ENERGY CAROLINAS
DUKE ENERGY CAROLINAS
Results of Operations

	Six Months Ended June 30,
(in millions)	2025	2024	Variance
Operating Revenues	$4,755	$4,704	$51
Operating Expenses
Fuel used in electric generation and purchased power	1,374	1,609	(235)
Operation, maintenance and other	984	895	89
Depreciation and amortization	914	834	80
Property and other taxes	187	183	4
Impairment of assets and other charges	(1)	34	(35)
Total operating expenses	3,458	3,555	(97)
Gains on Sales of Other Assets and Other, net	6	1	5
Operating Income	1,303	1,150	153
Other Income and Expenses, net	122	123	(1)
Interest Expense	400	348	52
Income Before Income Taxes	1,025	925	100
Income Tax Expense	87	104	(17)
Net Income	$938	$821	$117
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	5.6%
Commercial sales	(0.1)%
Industrial sales	(1.4)%
Wholesale power sales	3.8%
Joint dispatch sales	17.7%
Total sales	1.9%
Average number of customers	2.0%
Six Months Ended June 30, 2025, as compared to June 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $212 million increase due to higher pricing from the South Carolina rate case and Year 2 of the North Carolina MYRP;
•a $50 million increase in weather-normal retail sales volumes; and
•a $29 million increase in retail sales due to improved weather compared to prior year.
Partially offset by:
•a $241 million decrease in fuel revenues due to lower fuel rates, partially offset by higher volumes, including JDA sales.
Operating Expenses. The variance was driven primarily by:
•a $235 million decrease in fuel used in electric generation and purchased power primarily due to the increased recovery of fuel cost in the prior year, partially offset by higher purchased power costs, including JDA, natural gas prices and volumes; and
•a $35 million decrease in impairment of assets and other charges primarily related to the 2024 South Carolina rate case order in the prior year.
Partially offset by:
•an $89 million increase in operation, maintenance and other primarily due to increased costs related to customer products and services programs, litigation and environmental costs, employee-related expenses in the current year and higher joint owner reimbursements in the prior year; and
•an $80 million increase in depreciation and amortization primarily due to higher net amortizations and depreciation rates driven by the 2024 South Carolina rate case and Year 2 of the North Carolina MYRP.
Interest Expense. The increase was primarily due to higher outstanding debt balances.

MD&A	DUKE ENERGY CAROLINAS
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of income tax credits and EDIT, partially offset by an increase in pretax income.
PROGRESS ENERGY
Results of Operations

	Six Months Ended June 30,
(in millions)	2025	2024	Variance
Operating Revenues	$7,036	$6,585	$451
Operating Expenses
Fuel used in electric generation and purchased power	2,131	2,345	(214)
Operation, maintenance and other	1,531	1,216	315
Depreciation and amortization	1,240	1,155	85
Property and other taxes	347	324	23
Impairment of assets and other charges	—	9	(9)
Total operating expenses	5,249	5,049	200
Gains on Sales of Other Assets and Other, net	12	13	(1)
Operating Income	1,799	1,549	250
Other Income and Expenses, net	130	122	8
Interest Expense	558	525	33
Income Before Income Taxes	1,371	1,146	225
Income Tax Expense	218	190	28
Net Income	$1,153	$956	$197
Six Months Ended June 30, 2025, as compared to June 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $264 million increase in storm recovery revenues at Duke Energy Florida;
•a $169 million increase due to higher pricing from the 2024 Duke Energy Florida rate case and Duke Energy Progress Year 2 of the North Carolina MYRP;
•a $77 million increase in rider revenues primarily due to higher rates for the SPP at Duke Energy Florida and NCEMPA rider, the recovery of South Carolina storm recovery charges through securitization and recovery of North Carolina residential decoupling revenues at Duke Energy Progress;
•a $55 million increase in other revenues due to higher transmission revenues at Duke Energy Florida and Duke Energy Progress, and higher Clean Energy Connection subscription revenues at Duke Energy Florida;
•a $49 million increase in weather-normal retail sales volumes at Duke Energy Progress; and
•a $39 million increase in retail sales due to improved weather compared to the prior year at Duke Energy Florida and Duke Energy Progress.
Partially offset by:
•a $231 million decrease in fuel revenues primarily due to lower fuel and capacity rates billed to retail customers at Duke Energy Florida and lower retail fuel rates at Duke Energy Progress, partially offset by an increase in fuel volumes at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:
•a $315 million increase in operation, maintenance and other primarily due to higher storm amortization at Duke Energy Florida and higher storm costs in the current year at Duke Energy Progress;
•an $85 million increase in depreciation and amortization due to higher depreciable base at Duke Energy Florida and Duke Energy Progress and Year 2 of the North Carolina MYRP at Duke Energy Progress; and
•a $23 million increase in property and other taxes primarily due to higher base upon which property taxes are levied at Duke Energy Florida and Duke Energy Progress.
Partially offset by:
•a $214 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power costs driven by the expiration of contracts in the prior year at Duke Energy Florida and increased recovery of fuel cost in the prior year at Duke Energy Progress, partially offset by higher volumes at Duke Energy Progress and higher fuel costs driven by higher natural gas prices at Duke Energy Florida.
Interest Expense. The increase was primarily due to higher outstanding debt balances at Duke Energy Progress and Duke Energy Florida.

MD&A	PROGRESS ENERGY
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of income tax credits and lower state tax expense.
DUKE ENERGY PROGRESS
Results of Operations

	Six Months Ended June 30,
(in millions)	2025	2024	Variance
Operating Revenues	$3,699	$3,424	$275
Operating Expenses
Fuel used in electric generation and purchased power	1,299	1,217	82
Operation, maintenance and other	738	701	37
Depreciation and amortization	676	645	31
Property and other taxes	105	101	4
Impairment of assets and other charges	—	9	(9)
Total operating expenses	2,818	2,673	145
Gains on Sales of Other Assets and Other, net	—	1	(1)
Operating Income	881	752	129
Other Income and Expenses, net	87	73	14
Interest Expense	267	243	24
Income Before Income Taxes	701	582	119
Income Tax Expense	95	87	8
Net Income	$606	$495	$111
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2025
Residential sales	8.0%
Commercial sales	2.5%
Industrial sales	6.2%
Wholesale power sales	7.4%
Joint dispatch sales	9.4%
Total sales	5.7%
Average number of customers	1.7%
Six Months Ended June 30, 2025, as compared to June 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $60 million increase due to higher pricing from Year 2 of the North Carolina MYRP;
•a $60 million increase in fuel revenues due to higher fuel volumes, partially offset by lower retail fuel rates;
•a $49 million increase in weather-normal retail sales volumes;
•a $37 million increase in rider revenues primarily due to NCEMPA rider, the recovery of South Carolina storm recovery charges through securitization and recovery of North Carolina residential decoupling revenues;
•a $34 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates; and
•a $17 million increase in retail sales due to improved weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•an $82 million increase in fuel used in electric generation and purchased power primarily due to higher volumes, including JDA purchases, and coal and natural gas prices, partially offset by increased recovery of fuel cost in the prior year;
•a $37 million increase in operation, maintenance and other primarily due to higher storm costs in the current year; and
•a $31 million increase in depreciation and amortization primarily due to higher depreciable base and Year 2 of the North Carolina MYRP.
Other Income and expenses, net. The increase was primarily due to higher AFUDC equity rate and base compared to the prior year.
Interest Expense. The increase was primarily due to higher outstanding debt balances.

MD&A	DUKE ENERGY PROGRESS
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by lower state tax expense and an increase in the amortization of EDIT.
DUKE ENERGY FLORIDA
Results of Operations

	Six Months Ended June 30,
(in millions)	2025	2024	Variance
Operating Revenues	$3,329	$3,152	$177
Operating Expenses
Fuel used in electric generation and purchased power	832	1,128	(296)
Operation, maintenance and other	786	507	279
Depreciation and amortization	564	510	54
Property and other taxes	242	223	19
Total operating expenses	2,424	2,368	56
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	906	785	121
Other Income and Expenses, net	45	46	(1)
Interest Expense	234	225	9
Income Before Income Taxes	717	606	111
Income Tax Expense	139	118	21
Net Income	$578	$488	$90
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

Increase (Decrease) over prior period	2025
Residential sales	3.3%
Commercial sales	0.3%
Industrial sales	(2.7)%
Wholesale power sales	(14.9)%
Total sales	0.4%
Average number of customers	1.5%
Six Months Ended June 30, 2025, as compared to June 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $264 million increase in storm recovery revenues;
•a $109 million increase due to higher pricing from the 2024 Florida rate case;
•a $43 million increase in other revenues due to higher transmission revenues primarily from higher demand and rates and Clean Energy Connection subscription revenues;
•a $40 million increase in rider revenues primarily due to higher rates for the SPP; and
•a $22 million increase in retail sales due to improved weather compared to prior year.
Partially offset by:
•a $291 million decrease in fuel revenues primarily due to lower fuel and capacity rates; and
•a $15 million decrease in wholesale base revenues primarily due to lower capacity volumes.
Operating Expenses. The variance was driven primarily by:
•a $279 million increase in operation, maintenance, and other primarily due to higher storm amortization;
•a $54 million increase in depreciation and amortization primarily due to higher depreciable base; and
•a $19 million increase in property and other taxes primarily due to higher base upon which property taxes are levied and higher gross receipts tax driven by higher revenues.

MD&A	DUKE ENERGY FLORIDA
Partially offset by:
•a $296 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power costs driven by the expiration of contracts in the prior year, partially offset by higher fuel costs driven by higher natural gas prices.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of income tax credits.
DUKE ENERGY OHIO
Results of Operations

	Six Months Ended June 30,
(in millions)	2025	2024	Variance
Operating Revenues
Regulated electric	$985	$934	$51
Regulated natural gas	435	352	83
Total operating revenues	1,420	1,286	134
Operating Expenses
Fuel used in electric generation and purchased power	310	270	40
Cost of natural gas	136	82	54
Operation, maintenance and other	239	247	(8)
Depreciation and amortization	233	195	38
Property and other taxes	217	204	13
Total operating expenses	1,135	998	137
Operating Income	285	288	(3)
Other Income and Expenses, net	11	10	1
Interest Expense	98	92	6
Income Before Income Taxes	198	206	(8)
Income Tax Expense	34	35	(1)
Net Income	$164	$171	$(7)
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2025	2025
Residential sales	3.8%	27.2%
Commercial sales	4.2%	22.3%
Industrial sales	(14.2)%	5.6%
Wholesale electric power sales	(3.9)%	n/a
Other natural gas sales	n/a	(0.1)%
Total sales	0.8%	17.7%
Average number of customers	0.8%	0.4%
Six Months Ended June 30, 2025, as compared to June 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $68 million increase in fuel-related revenues primarily due to higher natural gas costs passed through to customers and higher full-service retail sales volumes;
•a $23 million increase in retail revenue riders primarily due to the Uncollectible Expense Riders and Distribution Capital Investment Rider;
•a $20 million increase in revenues related to higher OVEC rider collections and OVEC sales into PJM Interconnection, LLC; and
•an $11 million increase due to improved weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $94 million increase in fuel expense primarily driven by higher retail prices for natural gas and purchased power and an increase in purchased power volumes;

MD&A	DUKE ENERGY OHIO
•a $38 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and higher amortization related to the increased collections of the uncollectible rider; and
•a $13 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied and higher franchise taxes.
DUKE ENERGY INDIANA
Results of Operations

	Six Months Ended June 30,
(in millions)	2025	2024	Variance
Operating Revenues	$1,679	$1,506	$173
Operating Expenses
Fuel used in electric generation and purchased power	479	494	(15)
Operation, maintenance and other	387	341	46
Depreciation and amortization	414	341	73
Property and other taxes	35	30	5
Total operating expenses	1,315	1,206	109
Operating Income	364	300	64
Other Income and Expenses, net	31	28	3
Interest Expense	116	115	1
Income Before Income Taxes	279	213	66
Income Tax Expense	36	36	—
Net Income	$243	$177	$66
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	5.8%
Commercial sales	5.0%
Industrial sales	(6.2)%
Wholesale power sales	17.2%
Total sales	5.8%
Average number of customers	1.5%
Six Months Ended June 30, 2025, as compared to June 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $116 million increase primarily due to higher pricing from the 2024 Indiana rate case, net of certain rider revenues moving to base;
•a $43 million increase in weather-normal retail sales volumes; and
•a $13 million increase in retail sales due to improved weather compared to prior year.
Partially offset by:
•a $10 million decrease in retail fuel revenues primarily due to lower fuel rates.
Operating Expenses. The variance was driven primarily by:
•a $73 million increase in depreciation and amortization primarily due to higher depreciation rates from the 2024 Indiana rate case; and
•a $46 million increase in operation, maintenance and other primarily due to an increase in the TDSIC rider amortization and higher employee-related expenses.
Partially offset by:
•a $15 million decrease in fuel used in electric generation and purchased power primarily due to lower deferred fuel and Midcontinent Independent System Operator, Inc.(MISO) amortization, partially offset by higher natural gas costs.
Income Tax Expense. Income tax expense was flat year over year primarily due to an increase in pretax income offset by an increase in the amortization of EDIT.

MD&A	PIEDMONT
PIEDMONT
Results of Operations

	Six Months Ended June 30,
(in millions)	2025	2024	Variance
Operating Revenues	$1,192	$920	$272
Operating Expenses
Cost of natural gas	396	228	168
Operation, maintenance and other	199	180	19
Depreciation and amortization	141	126	15
Property and other taxes	37	31	6
Total operating expenses	773	565	208
Operating Income	419	355	64
Other Income and Expenses, net	25	34	(9)
Interest Expense	95	88	7
Income Before Income Taxes	349	301	48
Income Tax Expense	68	59	9
Net Income	$281	$242	$39
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential deliveries	9.3%
Commercial deliveries	14.3%
Industrial deliveries	0.1%
Power generation deliveries	4.7%
For resale	11.6%
Total throughput deliveries	5.4%
Secondary market volumes	61.7%
Average number of customers	1.7%
Six Months Ended June 30, 2025, as compared to June 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $168 million increase in cost of natural gas revenues driven by higher commodity prices, higher volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers; and
•an $84 million increase due to higher pricing from the 2024 North Carolina rate case.
Operating Expenses. The variance was driven primarily by:
•a $168 million increase in the cost of natural gas due to higher commodity prices, higher volumes and lower secondary marketing, partially offset by lower natural gas costs passed through to customers;
•a $19 million increase in operations, maintenance and other primarily due to higher customer charges, labor and service company costs; and
•a $15 million increase in depreciation and amortization due to higher depreciable base.
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

MD&A	LIQUIDITY AND CAPITAL RESOURCES
In 2025, Duke Energy executed several equity forward sales agreements as part of the ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2025. See Note 14 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details.
In March 2025, Duke Energy extended the termination date of its existing Master Credit Facility to March 2030 and increased its capacity from $9 billion to $10 billion. As of June 30, 2025, Duke Energy had $344 million of cash on hand and $6.9 billion available under its Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for the timing and use of final proceeds received in April 2025 from the sale of certain Commercial Renewables assets to affiliates of Brookfield.
In July, Piedmont entered into an agreement with Spire Inc., to sell Piedmont’s Tennessee Business for $2.48 billion. Piedmont expects to complete the sale in the first quarter of 2026 and proceeds are expected to be used for debt reduction at Piedmont and to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further details.

In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an Investment Agreement for Florida Progress to receive $6 billion in exchange for a 19.7% indirect investment in Duke Energy Florida. The transaction is expected to be completed through a series of closings through June 30, 2028. Proceeds from the minority interest investment are expected to be used to efficiently fund Duke Energy’s growing capital and investment expenditures plan, primarily by displacing planned issuances of long-term debt and common equity through 2029. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for information on the timing and use of proceeds related to the transaction.
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$5,040	$5,427
Investing activities	(6,264)	(6,575)
Financing activities	1,245	1,274
Net increase in cash, cash equivalents and restricted cash	21	126
Cash, cash equivalents and restricted cash at beginning of period	421	357
Cash, cash equivalents and restricted cash at end of period	$442	$483
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2025	2024	Variance
Net income	$2,411	$2,072	$339
Non-cash adjustments to net income	4,088	3,241	847
Payments for asset retirement obligations	(241)	(262)	21
Working capital	(1,207)	(180)	(1,027)
Other assets and Other liabilities	(11)	556	(567)
Net cash provided by operating activities	$5,040	$5,427	$(387)

MD&A	LIQUIDITY AND CAPITAL RESOURCES
The variance is primarily driven by:
•a $1,594 million decrease in net working capital and other assets and liabilities amounts, primarily due to lower recovery of fuel costs and the timing of accruals and payments, including payments related to restoration activities from the 2024 storm season.
Partially offset by:
•a $1,186 million increase in net income, after adjustment for non-cash items, primarily due to the implementation of new rates and riders, higher sales volumes and favorable weather, partially offset by higher interest expense and operation and maintenance expense.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2025	2024	Variance
Capital, investment and acquisition expenditures	$(6,428)	$(6,212)	$(216)
Proceeds from the sales of Commercial Renewables Disposal Groups and other assets	559	—	559
Other investing items	(395)	(363)	(32)
Net cash used in investing activities	$(6,264)	$(6,575)	$311
The variance is primarily due to proceeds received from the sales of Commercial Renewables Disposal Groups, partially offset by higher capital expenditures within the EU&I segment in the current year.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2025	2024	Variance
Issuances of long-term debt, net	$3,033	$3,641	$(608)
Issuances of common stock	14	20	(6)
Notes payable, commercial paper and other short-term borrowings	(190)	(736)	546
Dividends paid	(1,610)	(1,590)	(20)
Contributions from noncontrolling interests	—	47	(47)
Other financing items	(2)	(108)	106
Net cash provided by financing activities	$1,245	$1,274	$(29)
The variance is primarily due to:
•a $608 million decrease in proceeds from net issuances of long-term debt, primarily due to timing of issuances and redemptions of long-term debt.
Partially offset by:
•a $546 million increase in net borrowings from notes payable and commercial paper.
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

MD&A	OTHER MATTERS
GHG Standards and Guidelines
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of Electric Generators for a Sensible Transition, a coalition of similarly affected utilities, and as a member of a utility trade group. The litigation is currently pending in the U.S. Court of Appeals for the District of Columbia Circuit (the Court). On February 5, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 60-day abeyance to allow time for new EPA leadership to review the issues and EPA Rule 111 to determine how they wish to proceed. On February 19, 2025, the Court granted the EPA’s request. On April 21, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it conducts a new notice-and-comment rulemaking to reconsider the challenged EPA Rule 111. As part of this request, the EPA indicated it intended to issue a proposed reconsideration rule in spring 2025 and issue a final rule by December 2025. On April 25, 2025, the Court granted the EPA’s motion and ordered that the litigation continue to remain in abeyance pending further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal EPA Rule 111 based on a finding that fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of section 111 of the Clean Air Act. The EPA also published an alternative proposal to repeal a “narrower set of requirements” leaving in place only GHG emission standards for new and reconstructed stationary combustion turbine electric generating units. Comments on the proposed rule must be received by the EPA no later than August 7, 2025.
Coal Combustion Residuals
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024. On February 13, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 120-day abeyance to allow time for new EPA leadership to review the issues and the 2024 CCR Rule to determine how they wish to proceed. On that same day, the Court granted EPA’s motion to hold the case in abeyance pending further order of the Court. On June 13, 2025, the EPA requested, and the court granted, a 60-day extension of the abeyance to give the agency time to “decide the full scope of reconsideration.”
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations.
South Carolina Energy Security Act
Act 41, also referred to as the South Carolina Energy Security Act, was signed into law on May 12, 2025. The law promotes evaluating new generation resources, including hydro pumped storage, hydrogen-capable natural gas, and advanced nuclear, while streamlining siting, permitting, and construction of certain new resources located in South Carolina. Act 41 establishes a new process for evaluating new potential generation projects over 75 MW located in North Carolina that are planned to serve South Carolina retail customers. This legislation also establishes an electric rate stabilization mechanism for electric utilities to elect into a framework that provides for annual adjustments to base rates, including for Construction Work in Progress and other cost categories. Electric utilities electing the mechanism must file a general rate case at least every five years.
North Carolina Power Bill Reduction Act
In 2021, the state of North Carolina passed HB951, which among other things, directed the NCUC to develop and approve a carbon reduction plan that would target a 70% reduction in CO2 emissions from Duke Energy Progress' and Duke Energy Carolinas' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology, while balancing affordability and reliability for customers. On July 29, 2025, North Carolina Senate Bill 266, or the Power Bill Reduction Act (SB266), was passed into law which retained HB951's 2050 carbon neutrality goal but eliminated the state's interim 2030 carbon reduction target and implemented other actions designed to reduce electricity costs for customers including enhanced cost recovery mechanisms for baseload generation by establishing an annual Construction Work In Progress recovery for baseload generation and a construction project monitoring process. SB266 also provides more timely recovery of fuel costs, allows for the recovery of CTs in MYRP proceedings and authorizes the prudent continued use of securitization for certain costs and investments serving North Carolina retail electric customers, including increasing the eligible securitization amounts for sub-critical coal assets up to 100% of their respective net book value upon retirement.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

ITEM 4.	CONTROLS AND PROCEDURES
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The litigation matter of NTE Carolinas II, LLC Litigation included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, within Note 5, "Commitments and Contingencies" of the Condensed Consolidated Financial Statements, is incorporated herein by reference.
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
For open litigation, unless otherwise noted, Duke Energy cannot predict the outcome or ultimate resolution of these matters.
MTBE Litigation
In December 2017, the state of Maryland filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks and is seeking an unspecified amount of monetary damages. MTBE is a gasoline additive intended to increase the oxygen levels in gasoline and make it burn cleaner. The case was removed from Baltimore City Circuit Court to federal District Court. Initial motions to dismiss filed by the defendants were denied by the court in September 2019, and the matter is now in discovery. In December 2020, the plaintiff and defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants. Discovery will be specific to those sites. Settlement negotiations are ongoing with the plaintiff.
The Town of Carrboro Litigation
On December 4, 2024, the town of Carrboro, North Carolina, filed a lawsuit against Duke Energy in the North Carolina Superior Court, Orange County, alleging that Duke Energy and its predecessor companies knew since the late 1960s that fossil fuel emissions could cause global climate changes and engaged in a campaign to conceal the dangers of fossil fuel emissions from the public, regulators, legislators, and others, resulting in a delayed transition away from fossil fuel emissions and worsening climate change. The lawsuit also alleges that Duke Energy misled the public regarding Duke Energy’s support for, and actions toward, transitioning its fossil fuel portfolio to renewable energy. The damages alleged range from road and stormwater system impacts to increased electricity costs and recurring invasions and interferences from extreme weather events. The lawsuit asserts state law claims for public nuisance, private nuisance, trespass, negligence, and gross negligence, and is seeking an unspecified amount of monetary damages. The case has been transferred to the North Carolina Business Court. Duke Energy filed a motion to dismiss the litigation based on lack of subject matter jurisdiction on March 17, 2025, and filed a motion to dismiss based on failure to state a claim on which relief can be granted on May 9, 2025. Both motions were fully briefed as of July 14, 2025, and oral argument is scheduled for September 25, 2025.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect the Duke Energy Registrants’ financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.
Failure to complete strategic transactions could adversely affect the Duke Energy Registrants’ financial condition, credit profile and ability to execute their business strategy.
There can be no assurance that strategic transactions, including merger and acquisition activities and the disposition of assets or businesses, will be completed as expected or at all. These transactions are subject to various closing conditions, including regulatory approvals, and delays or failures may occur due to factors beyond our control. If the proposed transactions are not consummated, we could face a range of negative outcomes, including:
•Inability to achieve anticipated proceeds could require Duke Energy to seek alternative funding sources to execute its capital plan and impede our ability to reduce debt or accomplish strategic initiatives;
•Adverse impacts to our credit metrics and potential pressure on our credit ratings;
•Negative reactions from financial markets and stakeholders, including reputational effects;
•Opportunity costs, lost strategic optionality, and foregone operational or financial benefits;
•Costs incurred in connection with these transactions, including advisory fees and management diversion, for which we may receive little or no benefit.
Additionally, even if completed, strategic transactions may not deliver the anticipated strategic, operational or financial results. Integration or separation challenges, unfavorable regulatory outcomes or unforeseen liabilities could further impact our business, results of operations or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION

OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Seventy-third Supplemental Indenture, dated as of May 15, 2025, between the registrant and Deutsche Bank National Trust Company, as Trustee, and form of global bonds (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on May 15, 2025, File No. 1-3543).
X
4.2
Fiftieth Supplemental Indenture, dated as of June 5, 2025, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global bonds (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on June 5, 2025, File No. 1-1232).
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

EXHIBITS

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

Date:	August 5, 2025	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2025	/s/ CYNTHIA S. LEE
Cynthia S. Lee Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)