Form 10-Q
period 2025-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2025-11-07
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at October 31, 2025:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	777,661,224
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2015 CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024 under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule

AFUDC	Allowance for funds used during construction

Bison	Bison Insurance Company Limited

Brookfield	Brookfield Renewable Partners L.P.

CC	Combined Cycle

CCR	Coal Combustion Residuals

CECPCN	Certificate of Environmental Compatibility and Public Convenience and Necessity

CFIUS	The Committee on Foreign Investments in the United States

CPCN	Certificate of Public Convenience and Necessity

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID	Coronavirus Disease 2019

CRC	Cinergy Receivables Company, LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

CWIP	Construction Work in Progress

DEFR	Duke Energy Florida Receivables, LLC

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

Florida Progress	Florida Progress, LLC

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

GLOSSARY OF TERMS

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

HB951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plan

NCI	Noncontrolling Interests

NCUC	North Carolina Utilities Commission

NMC	National Methanol Company

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Tennessee Disposal Group	Piedmont's Tennessee business, a natural gas local distribution company included in a purchase agreement with Spire Inc.

PJM	PJM Interconnection LLC.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

Robinson	Robinson Nuclear Plant

RTO	Regional Transmission Organization

SPP	Storm Protection Plan

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

U.S. Supreme Court	Supreme Court of the United States

VIE	Variable Interest Entity

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
◦The impact of extraordinary external events, such as a global pandemic, trade wars or military conflict, and their collateral consequences, including the disruption of global supply chains or the economic activity in our service territories;
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
◦Additional competition in electric and natural gas markets, municipalization and continued industry consolidation;
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
◦The timing and extent of changes in commodity prices, including any impact from increased tariffs, export controls and interest rates, and the ability to timely recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;
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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Regulated electric	$8,106	$7,775	$22,138	$21,253
Regulated natural gas	361	298	1,928	1,511
Nonregulated electric and other	75	81	233	233
Total operating revenues	8,542	8,154	24,299	22,997
Operating Expenses
Fuel used in electric generation and purchased power	2,289	2,644	6,266	7,207
Cost of natural gas	110	70	642	380
Operation, maintenance and other	1,762	1,409	4,916	4,108
Depreciation and amortization	1,626	1,516	4,721	4,312
Property and other taxes	438	383	1,281	1,162
Impairment of assets and other charges	—	(5)	3	39
Total operating expenses	6,225	6,017	17,829	17,208
Gains on Sales of Other Assets and Other, net	17	7	37	25
Operating Income	2,334	2,144	6,507	5,814
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	16	15	38	53
Other income and expenses, net	182	166	497	502
Total other income and expenses	198	181	535	555
Interest Expense	902	872	2,688	2,513
Income From Continuing Operations Before Income Taxes	1,630	1,453	4,354	3,856
Income Tax Expense From Continuing Operations	176	163	488	481
Income From Continuing Operations	1,454	1,290	3,866	3,375
Income (Loss) From Discontinued Operations, net of tax	—	25	(1)	12
Net Income	1,454	1,315	3,865	3,387
Less: Net Income Attributable to Noncontrolling Interests	33	34	81	68
Net Income Attributable to Duke Energy Corporation	1,421	1,281	3,784	3,319
Less: Preferred Dividends	14	39	41	92
Less: Preferred Redemption Costs	—	$16	$—	$16
Net Income Available to Duke Energy Corporation Common Stockholders	$1,407	$1,226	$3,743	$3,211

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.81	$1.57	$4.81	$4.16
Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$0.03	$—	$0.01
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.81	$1.60	$4.81	$4.17
Weighted Average Shares Outstanding
Basic	778	772	777	772
Diluted	778	773	777	772
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net Income	$1,454	$1,315	$3,865	$3,387
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	1	1	1	17
Net unrealized (losses) gains on cash flow hedges	(20)	(57)	(24)	60
Reclassification into earnings from cash flow hedges	(2)	(2)	10	(3)
Net unrealized losses on fair value hedges	(6)	(3)	(41)	(24)
Unrealized gains on available-for-sale securities	2	7	4	4
Other Comprehensive (Loss) Income, net of tax	(25)	(54)	(50)	54
Comprehensive Income	1,429	1,261	3,815	3,441
Less: Comprehensive Income Attributable to Noncontrolling Interests	33	34	81	68
Comprehensive Income Attributable to Duke Energy	1,396	1,227	3,734	3,373
Less: Preferred Dividends	14	39	41	92
Less: Preferred Redemption Costs	—	16	—	16
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,382	$1,172	$3,693	$3,265
(a)Net of income tax benefit of $7 million and $16 million for the three months ended September 30, 2025, and 2024, respectively and income tax benefit of $15 million and income tax expense of $16 million for the nine months ended September 30, 2025, and 2024, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$688	$314
Receivables (net of allowance for doubtful accounts of $199 at 2025 and $122 at 2024)	4,006	2,170
Receivables of VIEs (net of allowance for doubtful accounts of $85 at 2024)	12	1,889
Receivable from sales of Commercial Renewables Disposal Groups	—	551
Inventory (includes $550 at 2025 and $494 at 2024 related to VIEs)	4,494	4,496
Regulatory assets (includes $173 at 2025 and $120 at 2024 related to VIEs)	1,977	2,739
Assets held for sale	47	96
Other (includes $47 at 2025 and $90 at 2024 related to VIEs)	984	695
Total current assets	12,208	12,950
Property, Plant and Equipment
Cost	185,941	178,737
Accumulated depreciation and amortization	(59,246)	(57,111)
Net property, plant and equipment	126,695	121,626
Other Noncurrent Assets
Goodwill	19,010	19,010
Regulatory assets (includes $2,601 at 2025 and $1,705 at 2024 related to VIEs)	14,077	14,220
Nuclear decommissioning trust funds	12,778	11,434
Operating lease right-of-use assets, net	1,211	1,148
Investments in equity method unconsolidated affiliates	323	353
Assets held for sale	2,106	2,095
Other	3,885	3,507
Total other noncurrent assets	53,390	51,767
Total Assets	$192,293	$186,343
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $273 at 2025 and $214 at 2024 related to VIEs)	$4,191	$5,436
Notes payable and commercial paper	2,885	3,584
Taxes accrued	1,141	851
Interest accrued	814	854
Current maturities of long-term debt (includes $115 at 2025 and $1,012 at 2024 related to VIEs)	6,452	4,349
Asset retirement obligations	592	650
Regulatory liabilities	1,229	1,421
Liabilities associated with assets held for sale	57	132
Other	2,044	2,080
Total current liabilities	19,405	19,357
Long-Term Debt (includes $2,760 at 2025 and $1,842 at 2024 related to VIEs)	79,301	76,340
Other Noncurrent Liabilities
Deferred income taxes	12,271	11,424
Asset retirement obligations	9,052	9,338
Regulatory liabilities	15,377	14,521
Operating lease liabilities	1,009	957
Accrued pension and other post-retirement benefit costs	404	434
Investment tax credits	890	894
Liabilities associated with assets held for sale	167	271
Other (includes $27 at 2024 related to VIEs)	1,790	1,551
Total other noncurrent liabilities	40,960	39,390
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2025 and 2024	973	973
Common stock, $0.001 par value, 2 billion shares authorized; 778 million and 776 million shares outstanding at 2025 and 2024	1	1
Additional paid-in capital	45,592	45,494
Retained earnings	4,718	3,431
Accumulated other comprehensive income	178	228
Total Duke Energy Corporation stockholders' equity	51,462	50,127
Noncontrolling interests	1,165	1,129
Total equity	52,627	51,256
Total Liabilities and Equity	$192,293	$186,343
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,865	$3,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	5,744	4,792
Equity component of AFUDC	(236)	(173)
Losses on sales of Commercial Renewables Disposal Groups	4	22
Gains on sales of other assets	(37)	(25)
Impairment of assets and other charges	3	39
Deferred income taxes	940	369
Equity in earnings of unconsolidated affiliates	(38)	(53)
Contributions to qualified pension plans	—	(100)
Payments for asset retirement obligations	(374)	(417)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	35
Receivables	83	(22)
Inventory	15	(36)
Other current assets	(456)	742
Increase (decrease) in
Accounts payable	(1,308)	90
Taxes accrued	295	202
Other current liabilities	(224)	(291)
Other assets	(44)	154
Other liabilities	440	236
Net cash provided by operating activities	8,672	8,951
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,881)	(9,191)
Contributions to equity method investments	—	(8)
Purchases of debt and equity securities	(7,096)	(3,380)
Proceeds from sales and maturities of debt and equity securities	7,200	3,450
Net proceeds from the sales of Commercial Renewables Disposal Groups	559	—
Other	(758)	(722)
Net cash used in investing activities	(9,976)	(9,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	9,432	7,760
Issuance of common stock	16	26
Redemption of preferred stock	—	(1,000)
Payments for the redemption of long-term debt	(4,626)	(2,833)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	—	552
Payments for the redemption of short-term debt with original maturities greater than 90 days	(5)	(1,025)
Notes payable and commercial paper	(819)	(42)
Contributions from noncontrolling interests	—	47
Dividends paid	(2,455)	(2,411)
Other	79	(84)
Net cash provided by financing activities	1,622	990
Net increase in cash, cash equivalents and restricted cash	318	90
Cash, cash equivalents and restricted cash at beginning of period	421	357
Cash, cash equivalents and restricted cash at end of period	$739	$447
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$2,090	$1,604
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024 and 2025
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	(Losses) Gains		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2024	$1,962	772	$1	$45,007	$2,635	$193	$(18)	$(73)	$49,707	$1,099	$50,806
Net income(c)	—	—	—	—	1,226	—	—	—	1,226	34	1,260
Other comprehensive (loss) income	—	—	—	—	—	(62)	7	1	(54)	—	(54)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	53	—	—	—	—	53	—	53
Preferred stock, Series B, redemption	(989)	—	—	—	—	—	—	—	(989)	—	(989)
Common stock dividends	—	—	—	—	(806)	—	—	—	(806)	—	(806)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(18)	(18)
Other	—	—	—	—	(3)	—	—	(1)	(4)	1	(3)
Balance at September 30, 2024	$973	772	$1	$45,060	$3,052	$131	$(11)	$(73)	$49,133	$1,116	$50,249

Balance at June 30, 2025	$973	778	$1	$45,573	$4,141	$299	$(15)	$(81)	$50,891	$1,139	$52,030
Net income(c)	—	—	—	—	1,407	—	—	—	1,407	33	1,440
Other comprehensive (loss) income	—	—	—	—	—	(28)	2	1	(25)	—	(25)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	20	—	—	—	—	20	—	20
Common stock dividends	—	—	—	—	(831)	—	—	—	(831)	—	(831)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	—	(1)	1	—	—	—	—	—	—
Balance at September 30, 2025	$973	778	$1	$45,592	$4,718	$271	$(13)	$(80)	$51,462	$1,165	$52,627
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2024 and 2025
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income(c)	—	—	—	—	3,211	—	—	—	3,211	68	3,279
Other comprehensive income	—	—	—	—	—	33	4	17	54	—	54
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	139	—	—	—	—	139	—	139
Preferred stock, Series B, redemption	(989)	—	—	—	—	—	—	—	(989)	—	(989)
Common stock dividends	—	—	—	—	(2,392)	—	—	—	(2,392)	—	(2,392)
Sale of Commercial Renewables Disposal Groups(b)	—	—	—	—	—	—	—	—	—	(51)	(51)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(23)	(23)
Other	—	—	—	1	(2)	—	—	(1)	(2)	—	(2)
Balance at September 30, 2024	$973	772	$1	$45,060	$3,052	$131	$(11)	$(73)	$49,133	$1,116	$50,249

Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
Net income(c)	—	—	—	—	3,743	—	—	—	3,743	81	3,824
Other comprehensive (loss) income	—	—	—	—	—	(55)	4	1	(50)	—	(50)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	98	—	—	—	—	98	—	98
Common stock dividends	—	—	—	—	(2,460)	—	—	—	(2,460)	—	(2,460)
Sale of Commercial Renewables Disposal Groups(b)	—	—	—	—	—	—	—	—	—	(18)	(18)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	—	4	—	—	—	4	(6)	(2)
Balance at September 30, 2025	$973	778	$1	$45,592	$4,718	$271	$(13)	$(80)	$51,462	$1,165	$52,627
(a)See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
(b)See Note 2 for additional information.
(c)Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends and, for 2024, the $16 million preferred redemption costs.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$2,632	$2,707	$7,387	$7,411
Operating Expenses
Fuel used in electric generation and purchased power	706	922	2,080	2,531
Operation, maintenance and other	487	463	1,471	1,358
Depreciation and amortization	488	472	1,402	1,306
Property and other taxes	96	88	283	271
Impairment of assets and other charges	1	(2)	—	32
Total operating expenses	1,778	1,943	5,236	5,498
Gains on Sales of Other Assets and Other, net	—	—	6	1
Operating Income	854	764	2,157	1,914
Other Income and Expenses, net	65	58	187	181
Interest Expense	184	189	584	537
Income Before Income Taxes	735	633	1,760	1,558
Income Tax Expense	51	49	138	153
Net Income	$684	$584	$1,622	$1,405
Other Comprehensive Income, net of tax
Net gains on cash flow hedges	1	—	1	—
Comprehensive Income	$685	$584	$1,623	$1,405
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$44	$6
Receivables (net of allowance for doubtful accounts of $56 at 2025 and $18 at 2024)	1,299	266
Receivables of VIEs (net of allowance for doubtful accounts of $51 at 2024)	1	1,054
Receivables from affiliated companies	208	157
Notes receivable from affiliated companies	—	65
Inventory	1,545	1,536
Regulatory assets (includes $41 at 2025 and $12 at 2024 related to VIEs)	662	685
Other (includes $5 at 2025 and $9 at 2024 related to VIEs)	433	52
Total current assets	4,192	3,821
Property, Plant and Equipment
Cost	61,075	58,382
Accumulated depreciation and amortization	(20,158)	(19,090)
Net property, plant and equipment	40,917	39,292
Other Noncurrent Assets
Regulatory assets (includes $729 at 2025 and $189 at 2024 related to VIEs)	4,239	4,199
Nuclear decommissioning trust funds	7,270	6,468
Operating lease right-of-use assets, net	82	98
Other	1,221	1,127
Total other noncurrent assets	12,812	11,892
Total Assets	$57,921	$55,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,294	$1,809
Accounts payable to affiliated companies	510	241
Notes payable to affiliated companies	196	—
Taxes accrued	348	627
Interest accrued	158	201
Current maturities of long-term debt (includes $13 at 2025 and $510 at 2024 related to VIEs)	26	521
Asset retirement obligations	247	247
Regulatory liabilities	531	618
Other	546	541
Total current liabilities	3,856	4,805
Long-Term Debt (includes $765 at 2025 and $198 at 2024 related to VIEs)	17,895	16,669
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,232	4,052
Asset retirement obligations	3,607	3,743
Regulatory liabilities	7,421	6,592
Operating lease liabilities	74	87
Accrued pension and other post-retirement benefit costs	19	24
Investment tax credits	308	317
Other (includes $15 at 2024 related to VIEs)	755	576
Total other noncurrent liabilities	16,416	15,391
Commitments and Contingencies
Equity
Member's equity	19,459	17,846
Accumulated other comprehensive loss	(5)	(6)
Total equity	19,454	17,840
Total Liabilities and Equity	$57,921	$55,005
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,622	$1,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,603	1,504
Equity component of AFUDC	(102)	(85)
Gains on sales of other assets	(6)	—
Impairment of assets and other charges	—	32
Deferred income taxes	356	(105)
Contributions to qualified pension plans	—	(26)
Payments for asset retirement obligations	(147)	(131)
(Increase) decrease in
Receivables	6	(136)
Receivables from affiliated companies	(51)	1
Inventory	(9)	2
Other current assets	(443)	(3)
Increase (decrease) in
Accounts payable	(438)	149
Accounts payable to affiliated companies	269	35
Taxes accrued	(278)	105
Other current liabilities	(24)	(231)
Other assets	(37)	652
Other liabilities	23	(123)
Net cash provided by operating activities	2,344	3,045
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,159)	(2,923)
Purchases of debt and equity securities	(3,757)	(1,712)
Proceeds from sales and maturities of debt and equity securities	3,757	1,712
Notes receivable from affiliated companies	65	(177)
Other	(249)	(289)
Net cash used in investing activities	(3,343)	(3,389)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,926	1,031
Payments for the redemption of long-term debt	(1,212)	(17)
Notes payable to affiliated companies	196	(668)
Other	122	(1)
Net cash provided by financing activities	1,032	345
Net increase in cash, cash equivalents and restricted cash	33	1
Cash, cash equivalents and restricted cash at beginning of period	16	19
Cash, cash equivalents and restricted cash at end of period	$49	$20
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$796	$611
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024 and 2025
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2024	$17,714	$(6)	$17,708
Net income	584	—	584
Other	20	—	20
Balance at September 30, 2024	$18,318	$(6)	$18,312

Balance at June 30, 2025	$18,776	$(6)	$18,770
Net income	684	—	684
Other comprehensive income	—	1	1
Other	(1)	—	(1)
Balance at September 30, 2025	$19,459	$(5)	$19,454

	Nine Months Ended September 30, 2024 and 2025
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	1,405	—	1,405
Balance at September 30, 2024	$18,318	$(6)	$18,312

Balance at December 31, 2024	$17,846	$(6)	$17,840
Net income	1,622	—	1,622
Other comprehensive income	—	1	1
Other	(9)	—	(9)
Balance at September 30, 2025	$19,459	$(5)	$19,454
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$4,074	$3,860	$11,110	$10,445
Operating Expenses
Fuel used in electric generation and purchased power	1,175	1,384	3,306	3,729
Operation, maintenance and other	944	653	2,475	1,869
Depreciation and amortization	670	640	1,910	1,795
Property and other taxes	201	170	548	494
Impairment of assets and other charges	(2)	(3)	(2)	6
Total operating expenses	2,988	2,844	8,237	7,893
Gains on Sales of Other Assets and Other, net	7	7	19	20
Operating Income	1,093	1,023	2,892	2,572
Other Income and Expenses, net	79	56	209	178
Interest Expense	272	271	830	796
Income Before Income Taxes	900	808	2,271	1,954
Income Tax Expense	143	130	361	320
Net Income	$757	$678	$1,910	$1,634
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	—	1	(1)	1
Comprehensive Income	$757	$679	$1,909	$1,635
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$102	$73
Receivables (net of allowance for doubtful accounts of $67 at 2025 and $39 at 2024)	1,665	707
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	11	835
Receivables from affiliated companies	92	25
Notes receivable from affiliated companies	435	—
Inventory (includes $550 at 2025 and $494 at 2024 related to VIEs)	2,151	2,086
Regulatory assets (includes $132 at 2025 and $108 at 2024 related to VIEs)	875	1,647
Other (includes $32 at 2025 and $75 at 2024 related to VIEs)	176	182
Total current assets	5,507	5,555
Property, Plant and Equipment
Cost	76,411	72,560
Accumulated depreciation and amortization	(25,023)	(23,586)
Net property, plant and equipment	51,388	48,974
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,872 at 2025 and $1,516 at 2024 related to VIEs)	6,525	6,618
Nuclear decommissioning trust funds	5,508	4,967
Operating lease right-of-use assets, net	630	625
Other	1,351	1,242
Total other noncurrent assets	17,669	17,107
Total Assets	$74,564	$71,636
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $266 at 2025 and $208 at 2024 related to VIEs)	$1,432	$2,170
Accounts payable to affiliated companies	587	507
Notes payable to affiliated companies	283	1,077
Taxes accrued	484	312
Interest accrued	240	232
Current maturities of long-term debt (includes $102 at 2025 and $502 at 2024 related to VIEs)	872	1,517
Asset retirement obligations	208	231
Regulatory liabilities	379	522
Other	711	792
Total current liabilities	5,196	7,360
Long-Term Debt (includes $1,938 at 2025 and $1,582 at 2024 related to VIEs)	25,062	22,829
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,524	5,263
Asset retirement obligations	4,274	4,317
Regulatory liabilities	5,435	5,258
Operating lease liabilities	568	557
Accrued pension and other post-retirement benefit costs	244	254
Investment tax credits	392	385
Other (includes $11 at 2024 related to VIEs)	458	357
Total other noncurrent liabilities	16,895	16,391
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2025 and 2024	—	—
Additional paid-in capital	12,278	11,830
Retained earnings	14,994	13,086
Accumulated other comprehensive loss	(11)	(10)
Total equity	27,261	24,906
Total Liabilities and Equity	$74,564	$71,636
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,910	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,739	2,081
Equity component of AFUDC	(84)	(54)
Gains on sales of other assets	(19)	(20)
Impairment of assets and other charges	(2)	6
Deferred income taxes	231	(19)
Contributions to qualified pension plans	—	(23)
Payments for asset retirement obligations	(155)	(221)
(Increase) decrease in
Receivables	(102)	(185)
Receivables from affiliated companies	(67)	78
Inventory	(53)	(95)
Other current assets	14	841
Increase (decrease) in
Accounts payable	(823)	194
Accounts payable to affiliated companies	137	87
Taxes accrued	179	179
Other current liabilities	(84)	12
Other assets	(29)	(484)
Other liabilities	70	126
Net cash provided by operating activities	3,862	4,137
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,320)	(3,891)
Purchases of debt and equity securities	(3,219)	(1,561)
Proceeds from sales and maturities of debt and equity securities	3,254	1,644
Notes receivable from affiliated companies	(435)	—
Other	(328)	(351)
Net cash used in investing activities	(5,048)	(4,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,328	849
Payments for the redemption of long-term debt	(1,761)	(460)
Notes payable to affiliated companies	(795)	(238)
Contributions from parent	400	—
Dividends to parent	—	(125)
Other	(12)	(1)
Net cash provided by financing activities	1,160	25
Net (decrease) increase in cash, cash equivalents and restricted cash	(26)	3
Cash, cash equivalents and restricted cash at beginning of period	160	135
Cash, cash equivalents and restricted cash at end of period	$134	$138
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$898	$628
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024 and 2025
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized
	Additional		(Losses) on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at June 30, 2024	$11,849	$11,996	$(1)	$(5)	$(4)	$23,835
Net income	—	678	—	—	—	678
Other comprehensive income	—	—	—	1	—	1
Dividends to parent	—	(125)	—	—	—	(125)
Other	(19)	—	—	—	—	(19)
Balance at September 30, 2024	$11,830	$12,549	$(1)	$(4)	$(4)	$24,370

Balance at June 30, 2025	$12,187	$14,237	$(1)	$(6)	$(4)	$26,413
Net income	—	757	—	—	—	757
Distributions to parent	(9)	—	—	—	—	(9)
Contributions from parent	100	—	—	—	—	100
Balance at September 30, 2025	$12,278	$14,994	$(1)	$(6)	$(4)	$27,261

	Nine Months Ended September 30, 2024 and 2025
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized
	Additional		(Losses) on	Gains (Losses) on	Pension and
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Total
	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860
Net income	—	1,634	—	—	—	1,634
Other comprehensive income	—	—	—	1	—	1
Dividends to parent	—	(125)	—	—	—	(125)
Balance at September 30, 2024	$11,830	$12,549	$(1)	$(4)	$(4)	$24,370

Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906
Net income	—	1,910	—	—	—	1,910
Other comprehensive loss	—	—	—	(1)	—	(1)
Distributions to parent	(9)	—	—	—	—	(9)
Equitization of certain intercompany balances with affiliates	57	(2)	—	—	—	55
Contributions from parent	400	—	—	—	—	400
Balance at September 30, 2025	$12,278	$14,994	$(1)	$(6)	$(4)	$27,261
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$1,913	$1,914	$5,612	$5,338
Operating Expenses
Fuel used in electric generation and purchased power	629	679	1,928	1,896
Operation, maintenance and other	362	376	1,100	1,077
Depreciation and amortization	373	354	1,049	999
Property and other taxes	54	43	159	144
Impairment of assets and other charges	(2)	(3)	(2)	6
Total operating expenses	1,416	1,449	4,234	4,122
Gains on Sales of Other Assets and Other, net	1	1	1	2
Operating Income	498	466	1,379	1,218
Other Income and Expenses, net	55	34	142	107
Interest Expense	125	127	392	370
Income Before Income Taxes	428	373	1,129	955
Income Tax Expense	56	48	151	135
Net Income and Comprehensive Income	$372	$325	$978	$820

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$55	$24
Receivables (net of allowance for doubtful accounts of $39 at 2025 and $10 at 2024)	858	160
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	5	835
Receivables from affiliated companies	33	10
Notes receivable from affiliated companies	628	—
Inventory	1,380	1,341
Regulatory assets (includes $70 at 2025 and $47 at 2024 related to VIEs)	663	626
Other (includes $20 at 2025 and $40 at 2024 related to VIEs)	208	104
Total current assets	3,830	3,100
Property, Plant and Equipment
Cost	44,082	42,060
Accumulated depreciation and amortization	(16,792)	(15,930)
Net property, plant and equipment	27,290	26,130
Other Noncurrent Assets
Regulatory assets (includes $1,176 at 2025 and $775 at 2024 related to VIEs)	4,412	4,555
Nuclear decommissioning trust funds	5,202	4,636
Operating lease right-of-use assets, net	395	348
Other	778	724
Total other noncurrent assets	10,787	10,263
Total Assets	$41,907	$39,493
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$718	$749
Accounts payable to affiliated companies	448	306
Notes payable to affiliated companies	—	611
Taxes accrued	157	394
Interest accrued	88	122
Current maturities of long-term debt (includes $41 at 2025 and $443 at 2024 related to VIEs)	85	983
Asset retirement obligations	206	230
Regulatory liabilities	259	348
Other	326	427
Total current liabilities	2,287	4,170
Long-Term Debt (includes $1,226 at 2025 and $809 at 2024 related to VIEs)	13,662	11,371
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,671	2,344
Asset retirement obligations	4,081	4,104
Regulatory liabilities	4,781	4,570
Operating lease liabilities	390	332
Accrued pension and other post-retirement benefit costs	137	141
Investment tax credits	152	144
Other (includes $11 at 2024 related to VIEs)	290	196
Total other noncurrent liabilities	12,502	11,831
Commitments and Contingencies
Equity
Member's Equity	13,306	11,971
Total Liabilities and Equity	$41,907	$39,493

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$978	$820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,197	1,144
Equity component of AFUDC	(70)	(44)
Impairment of assets and other charges	(2)	6
Deferred income taxes	315	(32)
Contributions to qualified pension plans	—	(14)
Payments for asset retirement obligations	(127)	(153)
(Increase) decrease in
Receivables	121	(15)
Receivables from affiliated companies	(23)	2
Inventory	(38)	(93)
Other current assets	(223)	288
Increase (decrease) in
Accounts payable	(56)	(74)
Accounts payable to affiliated companies	199	(10)
Taxes accrued	(236)	17
Other current liabilities	(80)	14
Other assets	23	(101)
Other liabilities	92	117
Net cash provided by operating activities	2,070	1,872
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,372)	(2,036)
Purchases of debt and equity securities	(3,053)	(1,452)
Proceeds from sales and maturities of debt and equity securities	3,052	1,451
Notes receivable from affiliated companies	(628)	—
Other	(138)	(130)
Net cash used in investing activities	(3,139)	(2,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,615	670
Payments for the redemption of long-term debt	(1,228)	(67)
Notes payable to affiliated companies	(611)	(281)
Contributions from parent	300	—
Other	(1)	—
Net cash provided by financing activities	1,075	322
Net increase in cash, cash equivalents and restricted cash	6	27
Cash, cash equivalents and restricted cash at beginning of period	69	51
Cash, cash equivalents and restricted cash at end of period	$75	$78
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$438	$256
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2024 and 2025
(in millions)	Member's Equity
Balance at June 30, 2024	$11,302
Net income	325
Balance at September 30, 2024	$11,627

Balance at June 30, 2025	$12,934
Net income	372
Balance at September 30, 2025	$13,306

Nine Months Ended
September 30, 2024 and 2025
(in millions)	Member's Equity
Balance at December 31, 2023	$10,807
Net income	820
Balance at September 30, 2024	$11,627

Balance at December 31, 2024	$11,971
Net income	978
Contributions from parent	300
Equitization of certain intercompany balances with affiliates	57
Balance at September 30, 2025	$13,306

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$2,157	$1,940	$5,486	$5,092
Operating Expenses
Fuel used in electric generation and purchased power	546	705	1,378	1,833
Operation, maintenance and other	579	272	1,365	779
Depreciation and amortization	297	286	861	796
Property and other taxes	147	127	389	350
Total operating expenses	1,569	1,390	3,993	3,758
Gains on Sales of Other Assets and Other, net	1	1	2	2
Operating Income	589	551	1,495	1,336
Other Income and Expenses, net	22	21	67	67
Interest Expense	118	114	352	339
Income Before Income Taxes	493	458	1,210	1,064
Income Tax Expense	96	94	235	212
Net Income	$397	$364	$975	$852
Other Comprehensive Loss, net of tax
Unrealized losses on available-for-sale securities	—	—	(1)	—
Comprehensive Income	$397	$364	$974	$852
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$30	$33
Receivables (net of allowance for doubtful accounts of $28 at 2025 and $29 at 2024)	804	544
Receivables of VIEs	6	—
Receivables from affiliated companies	76	21
Inventory (includes $550 at 2025 and $494 at 2024 related to VIEs)	771	745
Regulatory assets (includes $62 at 2025 and $61 at 2024 related to VIEs)	211	1,022
Other (includes $12 at 2025 and $35 at 2024 related to VIEs)	57	227
Total current assets	1,955	2,592
Property, Plant and Equipment
Cost	32,318	30,490
Accumulated depreciation and amortization	(8,224)	(7,650)
Net property, plant and equipment	24,094	22,840
Other Noncurrent Assets
Regulatory assets (includes $696 at 2025 and $741 at 2024 related to VIEs)	2,113	2,064
Nuclear decommissioning trust funds	306	331
Operating lease right-of-use assets, net	236	277
Other	510	465
Total other noncurrent assets	3,165	3,137
Total Assets	$29,214	$28,569
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $266 at 2025 and $208 at 2024 related to VIEs)	$713	$1,418
Accounts payable to affiliated companies	103	67
Notes payable to affiliated companies	476	466
Taxes accrued	417	60
Interest accrued	124	86
Current maturities of long-term debt (includes $61 at 2025 and $59 at 2024 related to VIEs)	787	534
Asset retirement obligations	2	1
Regulatory liabilities	119	174
Other	366	342
Total current liabilities	3,107	3,148
Long-Term Debt (includes $712 at 2025 and $773 at 2024 related to VIEs)	9,755	9,814
Other Noncurrent Liabilities
Deferred income taxes	2,929	3,024
Asset retirement obligations	193	213
Regulatory liabilities	654	688
Operating lease liabilities	178	225
Accrued pension and other post-retirement benefit costs	87	92
Investment tax credits	240	241
Other	168	143
Total other noncurrent liabilities	4,449	4,626
Commitments and Contingencies
Equity
Member's equity	11,909	10,986
Accumulated other comprehensive loss	(6)	(5)
Total equity	11,903	10,981
Total Liabilities and Equity	$29,214	$28,569
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$975	$852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,541	936
Equity component of AFUDC	(14)	(11)
Losses on sales of other assets	(2)	(2)
Deferred income taxes	(114)	13
Contributions to qualified pension plans	—	(9)
Payments for asset retirement obligations	(28)	(68)
(Increase) decrease in
Receivables	(223)	(171)
Receivables from affiliated companies	(55)	236
Inventory	(15)	(2)
Other current assets	299	541
Increase (decrease) in
Accounts payable	(766)	266
Accounts payable to affiliated companies	36	(8)
Taxes accrued	364	56
Other current liabilities	(4)	(3)
Other assets	(57)	(389)
Other liabilities	(6)	27
Net cash provided by operating activities	1,931	2,264
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,948)	(1,855)
Purchases of debt and equity securities	(166)	(109)
Proceeds from sales and maturities of debt and equity securities	202	193
Other	(191)	(222)
Net cash used in investing activities	(2,103)	(1,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	713	179
Payments for the redemption of long-term debt	(533)	(393)
Notes payable to affiliated companies	10	43
Contributions from parent	138	—
Distributions to parent	(188)	(125)
Other	(1)	(1)
Net cash provided by (used in) financing activities	139	(297)
Net decrease in cash, cash equivalents and restricted cash	(33)	(26)
Cash, cash equivalents and restricted cash at beginning of period	75	67
Cash, cash equivalents and restricted cash at end of period	$42	$41
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$461	$372
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024 and 2025
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2024	$10,555	$(5)	$10,550
Net income	364	—	364
Distributions to parent	(125)	—	(125)
Other	(17)	—	(17)
Balance at September 30, 2024	$10,777	$(5)	$10,772

Balance at June 30, 2025	$11,562	$(6)	$11,556
Net income	397	—	397
Distributions to parent	(188)	—	(188)
Contributions from parent	138	—	138
Balance at September 30, 2025	$11,909	$(6)	$11,903

	Nine Months Ended September 30, 2024 and 2025
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	852	—	852
Distributions to parent	(125)	—	(125)
Other	2	—	2
Balance at September 30, 2024	$10,777	$(5)	$10,772

Balance at December 31, 2024	$10,986	$(5)	$10,981
Net income	975	—	975
Other comprehensive loss	—	(1)	(1)
Distributions to parent	(188)	—	(188)
Contributions from parent	138	—	138
Other	(2)	—	(2)
Balance at September 30, 2025	$11,909	$(6)	$11,903
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues
Regulated electric	$561	$497	$1,546	$1,431
Regulated natural gas	118	108	553	460
Total operating revenues	679	605	2,099	1,891
Operating Expenses
Fuel used in electric generation and purchased power	175	146	485	416
Cost of natural gas	12	18	148	100
Operation, maintenance and other	127	131	366	378
Depreciation and amortization	120	102	353	297
Property and other taxes	109	99	326	303
Total operating expenses	543	496	1,678	1,494
Operating Income	136	109	421	397
Other Income and Expenses, net	7	2	18	12
Interest Expense	52	52	150	144
Income Before Income Taxes	91	59	289	265
Income Tax Expense	13	7	47	42
Net Income and Comprehensive Income	$78	$52	$242	$223
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$14	$24
Receivables (net of allowance for doubtful accounts of $51 at 2025 and $43 at 2024)	431	447
Receivables from affiliated companies	11	11
Notes receivable from affiliated companies	167	28
Inventory	182	183
Regulatory assets	68	88
Other	45	30
Total current assets	918	811
Property, Plant and Equipment
Cost	14,435	13,918
Accumulated depreciation and amortization	(3,763)	(3,674)
Net property, plant and equipment	10,672	10,244
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	667	705
Operating lease right-of-use assets, net	6	6
Other	89	82
Total other noncurrent assets	1,682	1,713
Total Assets	$13,272	$12,768
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$266	$313
Accounts payable to affiliated companies	73	52
Notes payable to affiliated companies	—	162
Taxes accrued	305	363
Interest accrued	58	49
Current maturities of long-term debt	140	245
Asset retirement obligations	8	8
Regulatory liabilities	54	34
Other	91	67
Total current liabilities	995	1,293
Long-Term Debt	4,349	3,895
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,322	1,314
Asset retirement obligations	125	131
Regulatory liabilities	464	465
Operating lease liabilities	5	6
Accrued pension and other post-retirement benefit costs	93	89
Other	92	91
Total other noncurrent liabilities	2,101	2,096
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2025 and 2024	762	762
Additional paid-in capital	3,219	3,118
Retained earnings	1,821	1,579
Total equity	5,802	5,459
Total Liabilities and Equity	$13,272	$12,768

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	356	300
Equity component of AFUDC	(12)	(4)
Deferred income taxes	(14)	30
Contributions to qualified pension plans	—	(5)
Payments for asset retirement obligations	(4)	(5)
(Increase) decrease in
Receivables	15	47
Receivables from affiliated companies	—	57
Inventory	1	6
Other current assets	37	57
Increase (decrease) in
Accounts payable	(24)	(32)
Accounts payable to affiliated companies	21	(9)
Taxes accrued	(57)	(69)
Other current liabilities	56	26
Other assets	(29)	44
Other liabilities	32	(43)
Net cash provided by operating activities	620	623
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(709)	(640)
Notes receivable from affiliated companies	(139)	(199)
Other	(65)	(29)
Net cash used in investing activities	(913)	(868)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	645
Payments for the redemption of long-term debt	(150)	—
Notes payable to affiliated companies	(162)	(415)
Contributions from parent	100	—
Other	(1)	(1)
Net cash provided by financing activities	283	229
Net decrease in cash and cash equivalents	(10)	(16)
Cash and cash equivalents at beginning of period	24	24
Cash and cash equivalents at end of period	$14	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$87	$94

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024 and 2025
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at June 30, 2024	$762	$3,119	$1,409	$5,290
Net income	—	—	52	52
Balance at September 30, 2024	$762	$3,119	$1,461	$5,342

Balance at June 30, 2025	$762	$3,119	$1,743	$5,624
Net income	—	—	78	78
Contributions from parent	—	100	—	100
Balance at September 30, 2025	$762	$3,219	$1,821	$5,802

	Nine Months Ended September 30, 2024 and 2025
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	223	223
Other	—	19	—	19
Balance at September 30, 2024	$762	$3,119	$1,461	$5,342

Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
Net income	—	—	242	242
Contributions from parent	—	100	—	100
Other	—	1	—	1
Balance at September 30, 2025	$762	$3,219	$1,821	$5,802
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues	$992	$836	$2,671	$2,342
Operating Expenses
Fuel used in electric generation and purchased power	324	267	803	761
Operation, maintenance and other	214	169	601	510
Depreciation and amortization	203	166	617	507
Property and other taxes	9	7	44	37
Total operating expenses	750	609	2,065	1,815
Operating Income	242	227	606	527
Other Income and Expenses, net	15	16	46	44
Interest Expense	66	58	182	173
Income Before Income Taxes	191	185	470	398
Income Tax Expense	24	29	60	65
Net Income	$167	$156	$410	$333
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	—	—	—	(1)
Comprehensive Income	$167	$156	$410	$332

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$13	$13
Receivables (net of allowance for doubtful accounts of $17 at 2025 and $15 at 2024)	478	423
Receivables from affiliated companies	2	1
Notes receivable from affiliated companies	200	—
Inventory	527	586
Regulatory assets	180	113
Other	66	69
Total current assets	1,466	1,205
Property, Plant and Equipment
Cost	20,699	19,970
Accumulated depreciation and amortization	(7,349)	(6,848)
Net property, plant and equipment	13,350	13,122
Other Noncurrent Assets
Regulatory assets	1,051	1,040
Operating lease right-of-use assets, net	33	37
Other	265	323
Total other noncurrent assets	1,349	1,400
Total Assets	$16,165	$15,727
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$315	$257
Accounts payable to affiliated companies	85	57
Notes payable to affiliated companies	—	10
Taxes accrued	90	168
Interest accrued	81	59
Current maturities of long-term debt	4	4
Asset retirement obligations	130	164
Regulatory liabilities	259	183
Other	215	183
Total current liabilities	1,179	1,085
Long-Term Debt	4,942	4,644
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,515	1,494
Asset retirement obligations	1,006	1,104
Regulatory liabilities	1,228	1,404
Operating lease liabilities	29	33
Accrued pension and other post-retirement benefit costs	82	82
Investment tax credits	184	186
Other	20	19
Total other noncurrent liabilities	4,064	4,322
Commitments and Contingencies
Equity
Member's equity	5,830	5,526
Total equity	5,830	5,526
Total Liabilities and Equity	$16,165	$15,727

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$410	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	619	510
Equity component of AFUDC	(24)	(13)
Deferred income taxes	(40)	87
Contributions to qualified pension plans	—	(8)
Payments for asset retirement obligations	(68)	(60)
(Increase) decrease in
Receivables	(56)	36
Receivables from affiliated companies	(1)	1
Inventory	59	2
Other current assets	(74)	36
Increase (decrease) in
Accounts payable	23	(29)
Accounts payable to affiliated companies	28	(74)
Taxes accrued	(78)	(5)
Other current liabilities	89	(25)
Other assets	73	(83)
Other liabilities	(26)	20
Net cash provided by operating activities	934	728
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(841)	(711)
Purchases of debt and equity securities	(59)	(31)
Proceeds from sales and maturities of debt and equity securities	129	22
Notes receivable from affiliated companies	(200)	(117)
Other	(144)	(24)
Net cash used in investing activities	(1,115)	(861)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	297	298
Notes payable to affiliated companies	(10)	(245)
Contributions from parent	—	235
Distributions to parent	(105)	(154)
Other	(1)	(1)
Net cash provided by financing activities	181	133
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	13	8
Cash and cash equivalents at end of period	$13	$8
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$162	$104
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024 and 2025
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at June 30, 2024	$5,401	$—	$5,401
Net income	156	—	156
Distributions to parent	(93)	—	(93)
Other	1	—	1
Balance at September 30, 2024	$5,465	$—	$5,465

Balance at June 30, 2025	$5,699	$—	$5,699
Net income	167	—	167
Distributions to parent	(35)	—	(35)
Other	(1)	—	(1)
Balance at September 30, 2025	$5,830	$—	$5,830

	Nine Months Ended September 30, 2024 and 2025
		Accumulated Other
		Comprehensive Income (Loss)
	Member's	Pension and	Total
(in millions)	Equity	OPEB Adjustments	Equity
Balance at December 31, 2023	$5,012	$1	$5,013
Net income	333	—	333
Contributions from parent	235	—	235
Distributions to parent	(113)	—	(113)
Other	(2)	(1)	(3)
Balance at September 30, 2024	$5,465	$—	$5,465

Balance at December 31, 2024	$5,526	$—	$5,526
Net income	410	—	410
Distributions to parent	(105)	—	(105)
Other	(1)	—	(1)
Balance at September 30, 2025	$5,830	$—	$5,830

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating Revenues
Regulated natural gas	$265	$213	$1,443	$1,119
Nonregulated natural gas and other	6	6	20	20
Operating Revenues	$271	$219	$1,463	$1,139
Operating Expenses
Cost of natural gas	98	52	494	280
Operation, maintenance and other	102	87	301	267
Depreciation and amortization	69	65	210	191
Property and other taxes	19	16	56	47
Total operating expenses	288	220	1,061	785
Operating (Loss) Income	(17)	(1)	402	354
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	3	2	6	6
Other income and expenses, net	12	12	34	42
Total other income and expenses	15	14	40	48
Interest Expense	48	47	143	135
(Loss) Income Before Income Taxes	(50)	(34)	299	267
Income Tax (Benefit) Expense	(12)	(10)	56	49
Net (Loss) Income and Comprehensive (Loss) Income	$(38)	$(24)	$243	$218
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2	$2
Receivables (net of allowance for doubtful accounts of $8 at 2025 and $7 at 2024)	120	306
Receivables from affiliated companies	9	16
Inventory	54	66
Assets held for sale	47	92
Regulatory assets	128	141
Other	82	10
Total current assets	442	633
Property, Plant and Equipment
Cost	11,131	10,712
Accumulated depreciation and amortization	(2,129)	(2,041)
Net property, plant and equipment	9,002	8,671
Other Noncurrent Assets
Goodwill	39	39
Regulatory assets	379	387
Operating lease right-of-use assets, net	2	4
Investments in equity method unconsolidated affiliates	75	76
Assets held for sale	1,822	1,722
Other	275	267
Total other noncurrent assets	2,592	2,495
Total Assets	$12,036	$11,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$173	$195
Accounts payable to affiliated companies	46	26
Notes payable to affiliated companies	543	739
Taxes accrued	57	83
Interest accrued	50	44
Current maturities of long-term debt	505	205
Liabilities associated with assets held for sale	39	52
Regulatory liabilities	6	64
Other	74	72
Total current liabilities	1,493	1,480
Long-Term Debt	3,800	3,798
Other Noncurrent Liabilities
Deferred income taxes	1,080	1,018
Asset retirement obligations	26	24
Regulatory liabilities	801	783
Operating lease liabilities	2	7
Accrued pension and other post-retirement benefit costs	6	7
Liabilities associated with assets held for sale	167	182
Other	103	146
Total other noncurrent liabilities	2,185	2,167
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2025 and 2024	1,635	1,635
Retained earnings	2,922	2,718
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,557	4,353
Noncontrolling interests	1	1
Total equity	4,558	4,354
Total Liabilities and Equity	$12,036	$11,799

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$243	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	193
Equity component of AFUDC	(13)	(17)
Deferred income taxes	46	54
Equity in earnings from unconsolidated affiliates	(6)	(6)
Contributions to qualified pension plans	—	(3)
(Increase) decrease in
Receivables	217	185
Receivables from affiliated companies	7	(2)
Inventory	13	54
Other current assets	(49)	(71)
Increase (decrease) in
Accounts payable	(44)	(39)
Accounts payable to affiliated companies	20	10
Taxes accrued	(27)	(36)
Other current liabilities	(51)	8
Other assets	(7)	(15)
Other liabilities	(4)	8
Net cash provided by operating activities	557	541
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(595)	(800)
Other	(24)	(44)
Net cash used in investing activities	(619)	(844)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	450	373
Payments for the redemption of long-term debt	(150)	(40)
Notes payable to affiliated companies	(197)	(26)
Dividends to parent	(40)	—
Other	(1)	—
Net cash provided by financing activities	62	307
Net increase in cash and cash equivalents	—	4
Cash and cash equivalents at beginning of period	2	—
Cash and cash equivalents at end of period	$2	$4
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$129	$143

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024 and 2025
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at June 30, 2024	$1,635	$2,658	$4,293	$1	$4,294
Net loss	—	(24)	(24)	—	(24)
Balance at September 30, 2024	$1,635	$2,634	$4,269	$1	$4,270

Balance at June 30, 2025	$1,635	$3,000	$4,635	$1	$4,636
Net loss	—	(38)	(38)	—	(38)
Dividends to parent	—	(40)	(40)	—	(40)
Balance at September 30, 2025	$1,635	$2,922	$4,557	$1	$4,558

	Nine Months Ended September 30, 2024 and 2025
			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	218	218	—	218
Balance at September 30, 2024	$1,635	$2,634	$4,269	$1	$4,270

Balance at December 31, 2024	$1,635	$2,718	$4,353	$1	$4,354
Net income	—	243	243	—	243
Dividends to parent	—	(40)	(40)	—	(40)
Other	—	1	1	—	1
Balance at September 30, 2025	$1,635	$2,922	$4,557	$1	$4,558

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
Discontinued Operations
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. For all periods presented, unless otherwise noted, disclosures related to balance sheet activity exclude amounts presented as held for sale and disclosures related to income statement activity exclude amounts related to discontinued operations. A portion of NCI on Duke Energy's Condensed Consolidated Balance Sheet as of December 31, 2024, relates to discontinued operations. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Notes 11 and 13 for additional information. Restricted cash amounts are included in Other within Current Assets and Other within Noncurrent Assets on the Condensed Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included on the Condensed Consolidated Balance Sheets.

	September 30, 2025					December 31, 2024
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$688	$44	$102	$55	$30	$314	$6	$73	$24	$33
Other	38	5	32	20	12	84	9	76	40	35
Other Noncurrent Assets
Other	13	—	—	—	—	20	1	11	5	7
Total cash, cash equivalents and restricted cash	$739	$49	$134	$75	$42	$418	$16	$160	$69	$75
INVENTORY
Provisions for inventory write-offs were not material at September 30, 2025, and December 31, 2024. The components of inventory are presented in the tables below.

	September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,482	$1,172	$1,708	$1,106	$602	$153	$402	$13
Coal	718	328	249	170	79	18	123	—
Natural gas, oil and other fuel	294	45	194	104	90	11	2	41
Total inventory	$4,494	$1,545	$2,151	$1,380	$771	$182	$527	$54

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,386	$1,150	$1,649	$1,074	$576	$149	$389	$11
Coal	801	341	241	164	77	23	196	—
Natural gas, oil and other fuel	309	45	196	103	92	11	1	55
Total inventory	$4,496	$1,536	$2,086	$1,341	$745	$183	$586	$66
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022. The cost of the rights acquired from the auction, totaling $150 million, is recorded in Other within Other noncurrent assets on Duke Energy's Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024.
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
The following table presents the amounts included within Accounts payable on the Condensed Consolidated Balance Sheets sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30, 2024 and 2025

	Duke
(in millions)	Energy	Piedmont
Confirmed obligations outstanding at June 30, 2024	$28	$28
Invoices confirmed during the period	26	25
Confirmed invoices paid during the period	(28)	(28)
Confirmed obligations outstanding at September 30, 2024	$26	$25

Confirmed obligations outstanding at June 30, 2025	$12	$12
Invoices confirmed during the period	15	15
Confirmed invoices paid during the period	(14)	(14)
Confirmed obligations outstanding at September 30, 2025	$13	$13

	Nine Months Ended September 30, 2024 and 2025

	Duke
(in millions)	Energy	Piedmont
Confirmed obligations outstanding at December 31, 2023	$50	$47
Invoices confirmed during the period	146	144
Confirmed invoices paid during the period	(170)	(166)
Confirmed obligations outstanding at September 30, 2024	$26	$25

Confirmed obligations outstanding at December 31, 2024	$13	$12
Invoices confirmed during the period	47	45
Confirmed invoices paid during the period	(47)	(44)
Confirmed obligations outstanding at September 30, 2025	$13	$13
NEW ACCOUNTING STANDARDS
The following new accounting standards have been issued but not yet adopted by the Duke Energy Registrants as of September 30, 2025.
Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (FASB) issued new accounting guidance to enhance income tax disclosures by requiring consistent categorization and additional disaggregation of information in the rate reconciliation, as well as an annual disclosure of income taxes paid information disaggregated by jurisdiction. The Duke Energy Registrants plan to adopt this guidance on a prospective basis as of January 1, 2025, in the Company's 2025 Form 10-K. Duke Energy expects this guidance to impact the financial statement disclosures with no impact on the results of operations, cash flows or financial condition.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued new accounting guidance that requires disclosure of disaggregated information for certain cost and expense categories. This new guidance does not change the expense captions presented on the Condensed Consolidated Statements of Operations but requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. For Duke Energy Registrants, the amendments will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Duke Energy is currently assessing implementation of this guidance on the financial statement disclosures and expects it will have no impact on the results of operations, cash flows or financial condition.

FINANCIAL STATEMENTS	DISPOSITIONS
2. DISPOSITIONS
Minority Interest in Florida Progress
On August 4, 2025, Duke Energy, Progress Energy and Florida Progress LLC (Florida Progress), the holding company of Duke Energy Florida, entered into an investment agreement with an affiliate of Brookfield Super-Core Infrastructure Partners (Investor), pursuant to which Florida Progress agreed to issue membership interests to Investor for up to a 19.7% membership interest in Florida Progress following a series of closings, for an aggregate investment of $6 billion, subject to certain adjustments. At the first closing, Florida Progress will issue to Investor 9.2% of the Florida Progress membership interests for $2.8 billion. The first closing will be followed by additional closings with investments occurring no later than on the following timeline: (i) Investor will invest an additional $200 million in Florida Progress no later than December 31, 2026; (ii) Investor will invest an additional $500 million in Florida Progress no later than June 30, 2027; (iii) Investor will invest an additional $1.5 billion in Florida Progress no later than December 31, 2027; and (iv) Investor will invest an additional $1 billion in Florida Progress no later than June 30, 2028. The ownership interest of Florida Progress will transfer proportionally with each closing. The Investor has the option to fund its total $6 billion investment sooner. The transaction is subject to the satisfaction of certain customary conditions described in the investment agreement, including receipt of the approval of the FERC and completion of review by CFIUS, as well as approval, or a determination that the transaction does not require approval, by the NRC. The investment agreement also provides that, upon termination of the investment agreement under certain specified circumstances prior to the first closing, the Investor would be required to pay Progress Energy a termination fee of $240 million.
Proceeds from the minority interest investment are expected to be used to efficiently fund Duke Energy’s growing capital and investment expenditures plan, primarily by displacing certain previously planned issuances of long-term debt and common equity through 2029.
The investment agreement limits Florida Progress’ ability to declare dividends before the first closing (anticipated to be in early 2026). The Investor will receive certain limited rights commensurate with its 19.7% investment in Florida Progress. Duke Energy and Progress Energy will retain control of Florida Progress, so no gain or loss is expected to be recognized on the Condensed Consolidated Statements of Operations. The investment will be presented as noncontrolling interest within stockholders' equity.
Sale of Piedmont's Tennessee Business
On July 27, 2025, Piedmont entered into a purchase agreement with Spire Inc., a Missouri corporation, for the sale of Piedmont's Tennessee business with expected proceeds of $2.48 billion, subject to closing adjustments, with proceeds due at closing. Piedmont’s Tennessee business is included within the GU&I segment of Duke Energy and Piedmont. Piedmont expects to complete the sale on March 31, 2026. Completion of the transaction is subject to customary closing conditions, including approval from the TPUC and expiration or termination of the applicable waiting period under the HSR. The HSR waiting period for the transaction expired in September 2025. The purchase agreement contains certain termination rights and provides that Spire Inc. may be required to pay a termination fee for an amount equal to 6.5% of the purchase price to Piedmont upon termination of the purchase agreement under certain circumstances. In the third quarter of 2025, Duke Energy and Piedmont reclassified the Piedmont Tennessee Disposal Group to assets held for sale. Proceeds from the sale are expected to be used for debt reduction at Piedmont and to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term.
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
The Piedmont Tennessee Disposal Group was classified as held for sale in the third quarter of 2025. Piedmont ceased recording depreciation and amortization on long-lived assets of the Piedmont Tennessee Disposal Group upon meeting the held for sale criteria in August 2025.

FINANCIAL STATEMENTS	DISPOSITIONS
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Duke Energy's and Piedmont's Condensed Consolidated Balance Sheets.

	September 30, 2025
	Piedmont	Duke Energy
(in millions)	Piedmont Tennessee Disposal Group	Piedmont Tennessee Disposal Group	Commercial Renewables Disposal Groups	Total
Current Assets Held for Sale
Receivables, net	$28	$28	$—	$28
Inventory	12	12	—	12
Other	7	7	—	7
Total current assets held for sale	47	47	—	47
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	2,185	2,185	—	2,185
Accumulated depreciation and amortization	(414)	(414)	—	(414)
Net property, plant and equipment	1,771	1,771	—	1,771
Goodwill	10	294	—	294
Regulatory assets	41	41	—	41
Total noncurrent assets held for sale	1,822	2,106	—	2,106
Total Assets Held for Sale	$1,869	$2,153	$—	$2,153
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$35	$35	$18	$53
Other	4	4	—	4
Total current liabilities associated with assets held for sale	39	39	18	57
Noncurrent Liabilities Associated with Assets Held for Sale
Asset retirement obligations	4	4	—	4
Regulatory liabilities	158	158	—	158
Other	5	5	—	5
Total noncurrent liabilities associated with assets held for sale	167	167	—	167
Total Liabilities Associated with Assets Held for Sale	$206	$206	$18	$224
As of September 30, 2025, $18 million of current liabilities held for sale balance relates to the previously sold Commercial Renewables Disposal Groups' assets and is expected to settle by December 31, 2025.

FINANCIAL STATEMENTS	DISPOSITIONS

	December 31, 2024
	Piedmont	Duke Energy
(in millions)	Piedmont Tennessee Disposal Group	Piedmont Tennessee Disposal Group	Commercial Renewables Disposal Groups	Total
Current Assets Held for Sale
Receivables, net	$64	$64	$—	$64
Inventory	12	12	—	12
Other	16	16	4	20
Total current assets held for sale	92	92	4	96
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	2,069	2,069	109	2,178
Accumulated depreciation and amortization	(392)	(392)	(24)	(416)
Net property, plant and equipment	1,677	1,677	85	1,762
Goodwill	10	294	—	294
Regulatory assets	35	35	—	35
Operating lease right-of-use assets, net	—	—	4	4
Total noncurrent assets held for sale	1,722	2,006	89	2,095
Total Assets Held for Sale	$1,814	$2,098	$93	$2,191
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$42	$42	$19	$61
Taxes accrued	1	1	1	2
Current maturities of long-term debt	—	—	43	43
Unrealized losses on commodity hedges	—	—	13	13
Other	9	9	4	13
Total current liabilities associated with assets held for sale	52	52	80	132
Noncurrent Liabilities Associated with Assets Held for Sale
Asset retirement obligations	4	4	5	9
Regulatory liabilities	173	173	—	173
Operating lease liabilities	—	—	5	5
Unrealized losses on commodity hedges	—	—	66	66
Other	5	5	13	18
Total noncurrent liabilities associated with assets held for sale	182	182	89	271
Total Liabilities Associated with Assets Held for Sale	$234	$234	$169	$403
As of December 31, 2024, the noncontrolling interest balance is $18 million and relates to the previously sold Commercial Renewables Disposal Groups.
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Income (Loss) from Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2024	2025	2024
Operating revenues	$2	$4	$9
Operation, maintenance and other	3	1	19
Property and other taxes	—	—	1
Interest expense	1	—	3
Loss on disposal	17	4	22
Loss before income taxes	(19)	(1)	(36)
Income tax benefit	(44)	—	(48)
Income (Loss) from discontinued operations	$25	$(1)	$12
Add: Net income attributable to noncontrolling interest included in discontinued operations	(3)	—	(3)
Net income (loss) from discontinued operations attributable to Duke Energy Corporation	$22	$(1)	$9

FINANCIAL STATEMENTS	DISPOSITIONS
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Condensed Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Cash flows (used in) provided by:
Operating activities	$(3)	$6
Investing activities	—	(13)
Other Sale-Related Matters
As part of the 2023 purchase and sale agreement for the Commercial Renewables distributed generation group, Duke Energy agreed to retain certain guarantees, with expiration dates between 2029 through 2034, related to tax equity partners' assets and operations that were disposed of via sale. Duke Energy has obtained certain guarantees from the buyers in regards to future performance obligations to assist in limiting Duke Energy's exposure under the retained guarantees. The fair value of the guarantees is immaterial as Duke Energy does not believe conditions are likely for performance under these guarantees.
3. BUSINESS SEGMENTS
Duke Energy
Duke Energy's segment structure includes the following two segments: EU&I and GU&I.
The EU&I segment primarily includes Duke Energy's regulated electric utilities in the Carolinas, Florida and the Midwest. EU&I also includes the offshore wind contract for Carolina Long Bay.
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
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets. On a quarterly basis going forward, the Company expects to disclose segment assets as of the prior year end and current interim period end, consistent with the periods presented on the Condensed Consolidated Balance Sheets in each respective Form 10-Q.

	Three Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$8,165	$371	$8,536	$6	$—	$8,542
Intersegment revenues	15	23	38	34	(72)	—
Total operating revenues	$8,180	$394	$8,574	$40	$(72)	$8,542
Less:
Fuel used in electric generation and purchased power	$2,309	$—	$2,309	$—	$(20)	$2,289
Cost of natural gas	—	110	110	—	—	110
Operation, maintenance and other	1,728	125	1,853	(38)	(53)	1,762
Depreciation and amortization	1,448	106	1,554	79	(7)	1,626
Property and other taxes	394	41	435	2	1	438
Impairment of assets and other charges	(1)	—	(1)	—	1	—
Interest expense	522	67	589	332	(19)	902
Income tax expense (benefit)	264	(10)	254	(79)	1	176
Other Segment Items
Noncontrolling interests(a)	34	—	34	—	(1)	33
Preferred dividends	—	—	—	14	—	14
Add: Equity in earnings of unconsolidated affiliates	—	5	5	12	(1)	16
Add: Other(b)	176	14	190	33	(24)	199
Segment income (loss)	$1,658	$(26)	$1,632	$(225)	$—	$1,407
Add back: Net income attributable to noncontrolling interest						33
Add back: Preferred dividends						14
Net Income						$1,454

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,833	$309	$8,142	$12	$—	$8,154
Intersegment revenues	19	23	42	30	(72)	—
Total operating revenues	$7,852	$332	$8,184	$42	$(72)	$8,154
Less:
Fuel used in electric generation and purchased power	$2,664	$—	$2,664	$—	$(20)	$2,644
Cost of natural gas	—	70	70	—	—	70
Operation, maintenance and other	1,387	113	1,500	(44)	(47)	1,409
Depreciation and amortization	1,352	100	1,452	72	(8)	1,516
Property and other taxes	345	36	381	3	(1)	383
Impairment of assets and other charges	(5)	—	(5)	—	—	(5)
Interest expense	514	67	581	321	(30)	872
Income tax expense (benefit)	244	(14)	230	(66)	(1)	163
Other Segment Items
Noncontrolling interests(a)	31	—	31	—	—	31
Preferred dividends	—	—	—	39	—	39
Preferred redemption costs	—	—	—	16	—	16
Add: Equity in earnings of unconsolidated affiliates	2	3	5	10	—	15
Add: Other(b)	129	12	141	67	(35)	173
Segment income (loss)(c)(d)	$1,451	$(25)	$1,426	$(222)	$—	$1,204
Discontinued Operations						22
Net income available to Duke Energy Corporation Common Stockholders						$1,226
Add back: Net Income available to noncontrolling interest						34
Add back: Preferred dividends						39
Add back: Preferred redemption costs						16
Net Income						$1,315
(a)Net income attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes $17 million recorded within Operating Revenues and GU&I includes $1 million recorded within Operations, maintenance and other and $3 million recorded within Other income and expenses related to nonrecurring customer billing adjustments as a result of implementation of a new customer system.
(d)    Other includes $16 million recorded as Preferred Redemption Costs related to the redemption of Series B Preferred Stock. Refer to Note 15 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$22,320	$1,958	$24,278	$21	$—	$24,299
Intersegment revenues	45	69	114	101	(215)	—
Total operating revenues	$22,365	$2,027	$24,392	$122	$(215)	$24,299
Less:
Fuel used in electric generation and purchased power	$6,326	$—	$6,326	$—	$(60)	$6,266
Cost of natural gas	—	642	642	—	—	642
Operation, maintenance and other	4,746	379	5,125	(59)	(150)	4,916
Depreciation and amortization	4,184	325	4,509	233	(21)	4,721
Property and other taxes	1,143	129	1,272	8	1	1,281
Impairment of assets and other charges	(2)	—	(2)	5	—	3
Interest expense	1,587	197	1,784	968	(64)	2,688
Income tax expense (benefit)	653	77	730	(243)	1	488
Other Segment Items
Noncontrolling interests(a)	82	—	82	—	(1)	81
Preferred dividends	—	—	—	41	—	41
Add: Equity in earnings of unconsolidated affiliates	—	11	11	27	—	38
Add: Other(b)	482	40	522	91	(79)	534
Segment income (loss)	$4,128	$329	$4,457	$(713)	$—	$3,744
Discontinued Operations						(1)
Net income available to Duke Energy Corporation Common Stockholders						$3,743
Add back: Net income attributable to noncontrolling interest						81
Add back: Preferred dividends						41
Net Income						$3,865
Capital investments expenditures and acquisitions for the nine months ended September 30, 2025	$8,789	$847	$9,636	$245	$—	$9,881
Segment assets as of September 30, 2025(c)	169,647	18,468	188,115	4,178	—	192,293

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$21,420	$1,547	$22,967	$30	$—	$22,997
Intersegment revenues	55	68	123	90	(213)	—
Total operating revenues	$21,475	$1,615	$23,090	$120	$(213)	$22,997
Less:
Fuel used in electric generation and purchased power	$7,266	$—	$7,266	$—	$(59)	$7,207
Cost of natural gas	—	380	380	—	—	380
Operation, maintenance and other	3,965	359	4,324	(70)	(146)	4,108
Depreciation and amortization	3,823	294	4,117	216	(21)	4,312
Property and other taxes	1,033	120	1,153	10	(1)	1,162
Impairment of assets and other charges	38	—	38	1	—	39
Interest expense	1,501	189	1,690	921	(98)	2,513
Income tax expense (benefit)	631	57	688	(207)	—	481
Other Segment Items
Noncontrolling interests(a)	66	—	66	—	(1)	65
Preferred dividends	—	—	—	92	—	92
Preferred redemption costs	—	—	—	16	—	16
Add: Equity in earnings of unconsolidated affiliates	4	3	7	46	—	53
Add: Other(b)	406	46	452	188	(113)	527
Segment income (loss)(d)(e)	$3,562	$265	$3,827	$(625)	$—	$3,202
Discontinued Operations						9
Net income available to Duke Energy Corporation Common Stockholders						$3,211
Add back: Net Income available to noncontrolling interest						68
Add back: Preferred dividends						92
Add back: Preferred redemption costs						16
Net Income						$3,387
Capital investments expenditures and acquisitions for the nine months ended September 30, 2024	$7,969	$1,027	$8,996	$203	$—	$9,199
Segment assets as of December 31, 2024(c)	164,010	18,131	182,141	4,202	—	186,343
(a)Net income attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further information.
(d)    EU&I includes $42 million recorded within Impairment of assets and other charges, $2 million within Operations, maintenance and other, and an $11 million reduction recorded within Interest Expense on Duke Energy Carolinas' and Duke Energy Progress' Condensed Consolidated Statement of Operations, related to the Duke Energy Carolinas' 2024 South Carolina rate case order. Additionally, EU&I includes $17 million recorded within Operating Revenues and GU&I includes $1 million recorded within Operations, maintenance and other and $3 million recorded within Other income and expenses related to nonrecurring customer billing adjustments as a result of implementation of a new customer system.
(e)    Other includes $16 million recorded as Preferred Redemption Costs related to the redemption of Series B Preferred Stock. Refer to Note 15 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,632	$—	$2,632	$7,387	$—	$7,387
Less:
Fuel used in electric generation and purchased power	$706	$—	$706	$2,080	$—	$2,080
Operation, maintenance and other	477	10	487	1,439	32	1,471
Depreciation and amortization	488	—	488	1,402	—	1,402
Property and other taxes	96	—	96	283	—	283
Impairment of assets and other charges	1	—	1	—	—	—
Interest expense	184	—	184	584	—	584
Income tax expense (benefit)	54	(3)	51	146	(8)	138
Add: Other segment items(a)	66	(1)	65	195	(2)	193
Segment income (loss) / Net income	$692	$(8)	$684	$1,648	$(26)	$1,622
Capital expenditures for the nine months ended September 30, 2025				$3,159	$—	$3,159
Segment assets as of September 30, 2025				57,700	221	57,921

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,707	$—	$2,707	$7,411	$—	$7,411
Less:
Fuel used in electric generation and purchased power	$922	$—	$922	$2,531	$—	$2,531
Operation, maintenance and other	461	2	463	1,335	23	1,358
Depreciation and amortization	472	—	472	1,306	—	1,306
Property and other taxes	88	—	88	271	—	271
Impairment of assets and other charges	(2)	—	(2)	32	—	32
Interest expense	189	—	189	537	—	537
Income tax expense (benefit)	50	(1)	49	159	(6)	153
Add: Other segment items(a)	59	(1)	58	184	(2)	182
Segment income (loss) / Net income	$586	$(2)	$584	$1,424	$(19)	$1,405
Capital expenditures for the nine months ended September 30, 2024				$2,923	$—	$2,923
Segment assets as of December 31, 2024				54,782	223	55,005
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Progress Energy
Progress Energy has one reportable segment, EU&I. The remainder of Progress Energy's operations is presented as Other.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$4,070	$4	$4,074	$11,098	$12	$11,110
Less:
Fuel used in electric generation and purchased power	$1,175	$—	$1,175	$3,306	$—	$3,306
Operation, maintenance and other	935	9	944	2,436	39	2,475
Depreciation and amortization	670	—	670	1,910	—	1,910
Property and other taxes	201	—	201	548	—	548
Impairment of assets and other charges	(2)	—	(2)	(2)	—	(2)
Interest expense	243	29	272	744	86	830
Income tax expense (benefit)	155	(12)	143	394	(33)	361
Add: Other segment items(a)	81	5	86	218	10	228
Segment income (loss) / Net income	$774	$(17)	$757	$1,980	$(70)	$1,910
Capital expenditures for the nine months ended September 30, 2025				$4,320	$—	$4,320
Segment assets as of September 30, 2025				70,292	4,272	74,564

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$3,854	$6	$3,860	$10,430	$15	$10,445
Less:
Fuel used in electric generation and purchased power	$1,384	$—	$1,384	$3,729	$—	$3,729
Operation, maintenance and other	646	7	653	1,833	36	1,869
Depreciation and amortization	640	—	640	1,795	—	1,795
Property and other taxes	170	—	170	494	—	494
Impairment of assets and other charges	(3)	—	(3)	6	—	6
Interest expense	241	30	271	709	87	796
Income tax expense (benefit)	142	(12)	130	351	(31)	320
Add: Other segment items(a)	53	10	63	170	28	198
Segment income (loss) / Net income	$687	$(9)	$678	$1,683	$(49)	$1,634
Capital expenditures for the nine months ended September 30, 2024				$3,891	$—	$3,891
Segment assets as of December 31, 2024				67,951	3,685	71,636
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Progress
Duke Energy Progress has one reportable segment, EU&I. The remainder of Duke Energy Progress' operations is presented as Other.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,913	$—	$1,913	$5,612	$—	$5,612
Less:
Fuel used in electric generation and purchased power	$629	$—	$629	$1,928	$—	$1,928
Operation, maintenance and other	358	4	362	1,082	18	1,100
Depreciation and amortization	373	—	373	1,049	—	1,049
Property and other taxes	54	—	54	159	—	159
Impairment of assets and other charges	(2)	—	(2)	(2)	—	(2)
Interest expense	125	—	125	392	—	392
Income tax expense (benefit)	58	(2)	56	156	(5)	151
Add: Other segment items(a)	58	(2)	56	147	(4)	143
Segment income (loss) / Net income	$376	$(4)	$372	$995	$(17)	$978
Capital expenditures for the nine months ended September 30, 2025				$2,372	$—	$2,372
Segment assets as of September 30, 2025				41,163	744	41,907

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,914	$—	$1,914	$5,338	$—	$5,338
Less:
Fuel used in electric generation and purchased power	$679	$—	$679	$1,896	$—	$1,896
Operation, maintenance and other	374	2	376	1,063	14	1,077
Depreciation and amortization	354	—	354	999	—	999
Property and other taxes	43	—	43	144	—	144
Impairment of assets and other charges	(3)	—	(3)	6	—	6
Interest expense	127	—	127	370	—	370
Income tax expense (benefit)	48	—	48	137	(2)	135
Add: Other segment items(a)	32	3	35	104	5	109
Segment income (loss) / Net income	$324	$1	$325	$827	$(7)	$820
Capital expenditures for the nine months ended September 30, 2024				$2,036	$—	$2,036
Segment assets as of December 31, 2024				39,402	91	39,493
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I. The remainder of Duke Energy Florida's operations is presented as Other.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,157	$—	$2,157	$5,486	$—	$5,486
Less:
Fuel used in electric generation and purchased power	$546	$—	$546	$1,378	$—	$1,378
Operation, maintenance and other	577	2	579	1,354	11	1,365
Depreciation and amortization	297	—	297	861	—	861
Property and other taxes	147	—	147	389	—	389
Interest expense	118	—	118	352	—	352
Income tax expense (benefit)	97	(1)	96	238	(3)	235
Add: Other segment items(a)	23	—	23	71	(2)	69
Segment income (loss) / Net income	$398	$(1)	$397	$985	$(10)	$975
Capital expenditures for the nine months ended September 30, 2025				$1,948	$—	$1,948
Segment assets as of September 30, 2025				29,129	85	29,214

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,940	$—	$1,940	$5,092	$—	$5,092
Less:
Fuel used in electric generation and purchased power	$705	$—	$705	$1,833	$—	$1,833
Operation, maintenance and other	272	—	272	770	9	779
Depreciation and amortization	286	—	286	796	—	796
Property and other taxes	127	—	127	350	—	350
Interest expense	114	—	114	339	—	339
Income tax expense (benefit)	94	—	94	214	(2)	212
Add: Other segment items(a)	21	1	22	66	3	69
Segment income (loss) / Net income	$363	$1	$364	$856	$(4)	$852
Capital expenditures for the nine months ended September 30, 2024				$1,855	$—	$1,855
Segment assets as of December 31, 2024				28,549	20	28,569
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$561	$118	$679	$—	$679
Less:
Fuel used in electric generation and purchased power	$175	$—	$175	$—	$175
Cost of natural gas	—	12	12	—	12
Operation, maintenance and other	98	28	126	1	127
Depreciation and amortization	83	36	119	1	120
Property and other taxes	87	21	108	1	109
Interest expense	34	18	52	—	52
Income tax expense (benefit)	13	1	14	(1)	13
Add: Other segment items(a)	4	2	6	1	7
Segment income (loss) / Net income	$75	$4	$79	$(1)	$78

	Three Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$497	$108	$605	$—	$605
Less:
Fuel used in electric generation and purchased power	$146	$—	$146	—	$146
Cost of natural gas	—	18	18	—	18
Operation, maintenance and other	106	25	131	—	131
Depreciation and amortization	70	32	102	—	102
Property and other taxes	79	20	99	—	99
Interest expense	32	18	50	2	52
Income tax expense (benefit)	10	(2)	8	(1)	7
Add: Other segment items(a)	3	(1)	2	—	2
Segment income (loss) / Net income	$57	$(4)	$53	$(1)	$52
(a)    Other segment items for EU&I and GU&I include Gains on sales of other assets and other, net, and Other income and expenses, net.

	Nine Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$1,546	$553	$2,099	$—	$2,099
Less:
Fuel used in electric generation and purchased power	$485	$—	$485	$—	$485
Cost of natural gas	—	148	148	—	148
Operation, maintenance and other	277	84	361	5	366
Depreciation and amortization	242	111	353	—	353
Property and other taxes	253	72	325	1	326
Interest expense	97	52	149	1	150
Income tax expense (benefit)	31	18	49	(2)	47
Add: Other segment items(a)	12	6	18	—	18
Segment income (loss) / Net income	$173	$74	$247	$(5)	$242
Capital expenditures for the nine months ended September 30, 2025	$457	$252	$709	$—	$709
Segment assets as of September 30, 2025	8,433	4,647	13,080	192	13,272

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$1,431	$460	$1,891	$—	$1,891
Less:
Fuel used in electric generation and purchased power	$416	$—	$416	—	$416
Cost of natural gas	—	100	100	—	100
Operation, maintenance and other	287	87	374	4	378
Depreciation and amortization	201	96	297	—	297
Property and other taxes	230	73	303	—	303
Interest expense	93	50	143	1	144
Income tax expense (benefit)	33	11	44	(2)	42
Add: Other segment items(a)	10	3	13	(1)	12
Segment income (loss) / Net income	$181	$46	$227	$(4)	$223
Capital expenditures for the nine months ended September 30, 2024	$421	$219	$640	$—	$640
Segment assets as of December 31, 2024	8,211	4,506	12,717	51	12,768
(a)    Other segment items for EU&I and GU&I include Gains on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Indiana
Duke Energy Indiana has one reportable segment, EU&I. The remainder of Duke Energy Indiana's operations is presented as Other.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$992	$—	$992	$2,671	$—	$2,671
Less:
Fuel used in electric generation and purchased power	$324	$—	$324	$803	$—	$803
Operation, maintenance and other	212	2	214	594	7	601
Depreciation and amortization	203	—	203	617	—	617
Property and other taxes	9	—	9	44	—	44
Interest expense	66	—	66	182	—	182
Income tax expense (benefit)	24	—	24	62	(2)	60
Add: Other segment items(a)	15	—	15	47	(1)	46
Segment income (loss) / Net income	$169	$(2)	$167	$416	$(6)	$410
Capital expenditures for the nine months ended September 30, 2025				$841	$—	$841
Segment assets as of September 30, 2025				15,961	204	16,165

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$836	$—	$836	$2,342	$—	$2,342
Less:
Fuel used in electric generation and purchased power	$267	$—	$267	$761	$—	$761
Operation, maintenance and other	169	—	169	508	2	510
Depreciation and amortization	166	—	166	507	—	507
Property and other taxes	7	—	7	37	—	37
Interest expense	58	—	58	173	—	173
Income tax expense (benefit)	29	—	29	65	—	65
Add: Other segment items(a)	15	1	16	44	—	44
Segment income (loss) / Net income	$155	$1	$156	$335	$(2)	$333
Capital expenditures for the nine months ended September 30, 2024				$711	$—	$711
Segment assets as of December 31, 2024				15,726	1	15,727
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.
Piedmont
Piedmont has one reportable segment, GU&I. The remainder of Piedmont's operations is presented as Other.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$271	$—	$271	$1,463	$—	$1,463
Less:
Cost of natural gas	$98	$—	$98	$494	$—	$494
Operation, maintenance and other	94	8	102	289	12	301
Depreciation and amortization	69	—	69	210	—	210
Property and other taxes	19	—	19	56	—	56
Interest expense	48	—	48	142	1	143
Income tax (benefit) expense	(11)	(1)	(12)	58	(2)	56
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	3	3	—	6	6
Add: Other(a)	12	—	12	34	—	34
Segment (loss) income / Net (loss) income	$(34)	$(4)	$(38)	$248	$(5)	$243
Capital expenditures for the nine months ended September 30, 2025				$595	$—	$595
Segment assets as of September 30, 2025(b)				11,947	89	12,036

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$219	$—	$219	$1,139	$—	$1,139
Less:
Cost of natural gas	$52	$—	$52	$280	$—	$280
Operation, maintenance and other	86	1	87	264	3	267
Depreciation and amortization	65	—	65	191	—	191
Property and other taxes	16	—	16	47	—	47
Interest expense	47	—	47	135	—	135
Income tax (benefit) expense	(10)	—	(10)	48	1	49
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	2	2	—	6	6
Add: Other(a)	12	—	12	42	—	42
Segment (loss) income / Net (loss) income	$(25)	$1	$(24)	$216	$2	$218
Capital expenditures for the nine months ended September 30, 2024				$800	$—	$800
Segment assets as of December 31, 2024(b)				11,707	92	11,799
(a)    Other includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(b)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further information.
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
Duke Energy Carolinas and Duke Energy Progress
Hurricanes Debby and Helene
In 2024, hurricanes Debby and Helene significantly impacted the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. As of September 30, 2025, the total cumulative operations and maintenance expense incurred for restoration and rebuilding of infrastructure associated with the hurricanes was approximately $789 million ($500 million and $289 million for Duke Energy Carolinas and Duke Energy Progress, respectively). The reduction in cumulative operations and maintenance expense compared to December 31, 2024, of $112 million for Duke Energy Carolinas and an increase of $41 million for Duke Energy Progress, was recorded in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. In addition, through September 30, 2025, there have been cumulative capital investments of $494 million ($400 million and $94 million for Duke Energy Carolinas and Duke Energy Progress, respectively) associated with the hurricanes. Amounts are net of expected insurance recoveries and could change going forward as storm restoration and rebuild work is finalized. Additional estimated capital costs of approximately $40 million are expected to be incurred through 2026 to rebuild the systems from hurricane damage.
North Carolina Storm Cost Securitization
In December 2024, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for review and approval of storm recovery costs (Phase 1) with the NCUC to securitize the North Carolina-retail allocable share of storm costs associated with hurricanes Helene, Debby and Ian, as well as Hurricane Zeta and Winter Storm Izzy, and the establishment of storm reserves for $200 million at Duke Energy Carolinas and $100 million at Duke Energy Progress. On February 3, 2025, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for financing orders (Phase 2). In February 2025, Duke Energy Carolinas and Duke Energy Progress reached a settlement agreement with the North Carolina Public Staff and other intervening parties that resolved all issues between the parties in the Phase 1 proceeding and removed the establishment of storm reserves from the securitization proceeding. Further, the settlement outlined agreement on certain issues in the Phase 2 proceeding. On April 16, 2025, the NCUC issued its Phase 1 order approving the settlement and determining storm recovery costs were reasonable, prudent and eligible for securitization. The order authorized the companies to proceed to Phase 2 of the securitization process. On April 15, 2025, Duke Energy Carolinas and Duke Energy Progress filed a settlement with the North Carolina Public Staff resolving all remaining issues in Phase 2. On June 18, 2025, the NCUC issued its Phase 2 order approving the settlement and issuing the financing orders.

FINANCIAL STATEMENTS	REGULATORY MATTERS
In September 2025, Duke Energy Carolinas and Duke Energy Progress issued $582 million and $461 million, respectively, of storm recovery bonds. Additionally, per the financing orders, any discrepancies between estimates and actual costs of the storms must be accumulated and tracked to allow for a detailed review of the costs for reasonableness and prudency in Duke Energy Carolinas' and Duke Energy Progress’ next general rate case proceedings. As of September 30, 2025, actual North Carolina-retail allocable storm costs were lower than estimates and Duke Energy Carolinas and Duke Energy Progress recorded $144 million and $77 million, respectively, in Regulatory Liabilities within Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. Storm recovery charges were effective November 1, 2025. See Notes 6 and 13 for more information.
South Carolina Storm Cost Securitization
On March 21, 2025, Duke Energy Carolinas filed a petition for storm securitization with the PSCSC for authorization to finance the estimated South Carolina-retail allocable share of storm costs primarily related to Hurricane Helene storm recovery activities and inclusive of funding $25 million related to storm reserves. On June 25, 2025, an evidentiary hearing was held. Duke Energy Carolinas reached a comprehensive settlement among all parties in the proceeding, which was filed with the PSCSC supporting securitization of approximately $556 million, including the storm reserve funding. On July 10, 2025, the PSCSC approved the settlement and the financing order was issued on August 1, 2025. Duke Energy Carolinas expects to securitize the South Carolina-retail allocable share of storm costs by the end of 2025. Due to the relatively low level of storm costs incurred by Duke Energy Progress in South Carolina, Duke Energy Progress will not seek to pursue securitization of those costs and has offset them against established storm reserve balances.
Applications to Combine Utilities
On August 14, 2025, Duke Energy Carolinas and Duke Energy Progress (together, the Companies) filed a joint application with the NCUC and PSCSC for approval to combine utilities, by which Duke Energy Progress will merge into Duke Energy Carolinas, resulting in a single electric utility serving the Companies' North Carolina and South Carolina service territories. Duke Energy Corporation, together with the Companies, also filed an application with the FERC on the same day. The single utility’s ability to plan, execute, and operate resources more efficiently is expected to result in substantial cost savings, benefiting customers by reducing the overall costs to serve. Subject to regulatory approvals, the targeted effective date is January 1, 2027. There is no assurance that Duke Energy, Duke Energy Carolinas and Duke Energy Progress will obtain required regulatory approvals from the NCUC, PSCSC and the FERC, and all three approvals are required for the transaction to proceed.
The comment deadline in the FERC proceeding closed on September 4, 2025. Three intervenors offered support for the combination and one filed a protest regarding the mitigation plan for the Companies' Open Access Transmission Tariff rates. Duke Energy responded to the protest on September 19, 2025. A FERC decision is anticipated in the first quarter of 2026.
Evidentiary hearings are scheduled to commence on February 23, 2026, at the NCUC and April 8, 2026, at the PSCSC. Orders are anticipated to be issued in the second quarter of 2026.
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
In February 2024, a number of parties filed Notices of Appeal of the December 15, 2023, NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of electric membership cooperatives (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Progress PBR application. Briefing is complete and oral arguments occurred on February 13, 2025. Duke Energy Carolinas anticipates a decision to be issued in the fourth quarter of 2025.
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
Bad Creek License Extension
On July 14, 2025, Duke Energy Carolinas filed its final license application with the FERC for the Bad Creek Pumped Storage Hydroelectric Station. The application, if approved, would extend plant operations for an additional 50 years. The current license expires in 2027 and the renewal would extend the operating license of the facility to 2077.
Anderson County Combined Cycle CECPCN
On October 30, 2025, Duke Energy Carolinas filed with the PSCSC an application for a CECPCN to construct and operate a new 1,365-MW natural gas CC generating facility with hydrogen capability in Anderson County, South Carolina. The preliminary estimate of the total project cost is approximately $3.2 billion, inclusive of financing costs. Subject to negotiation of final contractual terms, the new CC will be co-owned with North Carolina Electric Membership Corporation (NCEMC) and Central Electric Power Cooperative (CEPC), with Duke Energy Carolinas owning approximately 1,170 MW, NCEMC owning 100 MW and CEPC owning the remaining 95 MW. If approved, construction is anticipated to begin in 2027 and the facility would be expected to be in service by the end of 2030.
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
In October 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties are appealing certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. In November 2023, the AGO filed a Notice of Cross Appeal of the NCUC's determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. In November 2023, Duke Energy Progress, the North Carolina Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Carolinas PBR application. Briefing is complete and oral arguments occurred in February 2025. Duke Energy Progress anticipates a decision to be issued in the fourth quarter of 2025.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Person County Combined Cycle CPCN
On February 7, 2025, Duke Energy Progress filed with the NCUC its application for a CPCN to construct and operate a second 1,360-MW hydrogen-capable, advanced-class CC unit in Person County at the Roxboro Plant. NCEMC has also notified Duke Energy Progress of NCEMC's intent to co-own approximately 225 MW of the second CC and Duke Energy Progress and NCEMC began negotiations on the contractual arrangement in the second quarter of 2025. NCEMC has the right to co-own the facility under its existing supply agreement with Duke Energy Progress. Pending regulatory approvals, construction of the second CC is planned to start in 2026 with the unit targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Progress noted that the recovery of CWIP during the construction period for the proposed facility may be pursued in the future. The 2030 North Carolina retail revenue requirement for the proposed facility is estimated to be $113 million, representing an approximate average retail rate increase of 2.6% across all classes. The air permit issued by the NCDEQ in December 2024, also pertains to the second CC. On October 16, 2025, the NCUC issued its order granting the CPCN.
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
2025 South Carolina Rate Case
On June 12, 2025, Duke Energy Progress filed a base rate case with the PSCSC requesting an annualized increase in electric base rates of approximately $75 million and an ROE of 10.85% with an equity ratio of 53%. This is an overall average customer rate increase of approximately 12.1%. The request for the rate increase is driven by significant capital investments, primarily including transmission, distribution and grid improvements. On October 27, 2025, Duke Energy Progress filed a comprehensive settlement with the South Carolina Office of Regulatory Staff and other intervenors in the case resolving all revenue requirement issues in the base rate proceeding. The settlement includes a net increase in electric rates of approximately $40 million including the flow back of PTC benefits to customers, an ROE of 9.99% and an equity ratio of 53% and is subject to review and approval by the PSCSC. An evidentiary hearing occurred on October 29, 2025. Duke Energy Progress has requested new rates to go into effect no later than February 1, 2026.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
In December 2024, Duke Energy Florida filed its petition to recover the estimated costs incurred to respond to all three storms, including replenishment of the storm reserve, seeking recovery of approximately $1.1 billion over 12 months beginning with the first billing cycle in March 2025. Approximately $103 million and $936 million of the operation and maintenance expenses, net of storm reserves, are deferred in Regulatory assets within Current assets as of September 30, 2025, and December 31, 2024, respectively. Approximately $85 million of capital related to these storms will be sought for recovery in future base rate case filings. On February 4, 2025, the FPSC voted to approve Duke Energy Florida's request for recovery of these estimated storm costs as filed, subject to true-up after the actual costs are filed. New rates were effective March 1, 2025.
Duke Energy Ohio
Duke Energy Ohio Natural Gas Base Rate Case
In June 2022, Duke Energy Ohio filed a natural gas base rate case application with the PUCO. The drivers for this case were capital invested since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its Capital Expenditure Program (CEP) rider. In April 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the Ohio Consumers' Counsel (OCC). In the stipulation, the parties agreed to approximately $32 million in revenue increases with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP Rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded in May 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed and new rates went into effect November 1, 2023. In December 2023, the OCC filed an application for rehearing and the PUCO granted OCC's application for rehearing for further consideration of issues raised. As a result of a Supreme Court of Ohio decision regarding procedural issues related to applications for rehearing, PUCO denied OCC’s rehearing request. In October 2024, the OCC filed its Notice of Appeal with the Supreme Court of Ohio. The case is fully briefed and oral argument occurred October 7, 2025. The matter is now submitted for decision.
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
On May 15, 2025, the governor of Ohio signed Ohio Substitute House Bill 15 (HB15) into law to be effective on August 14, 2025. HB15 requires electric distribution utilities to file a base rate case every three years, commencing no later than December 31, 2029, and establishes an opportunity to apply for approval of a three-year rate plan with forward-looking test periods to mitigate regulatory lag. HB15 eliminates ESPs and certain distribution-related riders, but allows ESPs approved as of its effective date to remain in place through the end of their authorized term. HB15 also eliminates Duke Energy Ohio's Legacy Generation Rider upon the effective date of HB15 and prevents the PUCO from future reauthorization of similar arrangements. As a result of HB15, future losses related to Duke Energy Ohio's Inter-Company Power Agreement with OVEC will not be recoverable from retail customers. There is no regulatory asset related to OVEC as of September 30, 2025, and $30 million as of December 31, 2024, recorded in Regulatory Assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.
Duke Energy Ohio RTO Adder
On February 24, 2022, the OCC filed a complaint asserting that FERC should reduce the ROE utilized in transmission formulas for Duke Energy Ohio and certain transmission providers by eliminating the 50 basis point adder associated with RTO membership. The OCC contends this is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is only applicable where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as it related to Duke Energy Ohio, but granted it for certain other transmission providers. As a result of appeal by certain other transmission providers, the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) on January 17, 2025, reversed the prior decision from FERC. In the decision, the Sixth Circuit ruled the 50 basis point adder is available only where RTO membership is voluntary. The decision noted that Ohio law requires Ohio's transmission utilities to be a member of an RTO and therefore it is unlawful for FERC to remove the adder from certain transmission providers but not also remove the adder from Duke Energy Ohio. As a result, the issue was remanded back to FERC to revise their prior decision. As a result of the ruling, Duke Energy Ohio recognized a pretax charge during 2025, the results of which were not material. On March 26, 2025, the Sixth Circuit denied requests for rehearing. On April 16, 2025, the Sixth Circuit agreed to stay the mandate pending further appeal to the U.S. Supreme Court. On July 17, 2025, Duke Energy Ohio filed a respondent brief at the U.S. Supreme Court requesting review of the Sixth Circuit's decision. Various parties have filed briefs opposing or supporting review by the U.S. Supreme Court. The case has been circulated for conference on November 7, 2025.

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
Duke Energy Kentucky 2024 Electric Base Rate Case
In December 2024, Duke Energy Kentucky filed a base rate case with the KPSC requesting an annualized increase in electric base rates of approximately $70 million. The request for the rate increase is driven by capital investments to strengthen the electricity generation and delivery systems. New rates went into effect on July 3, 2025, subject to refund. On October 2, 2025, the KPSC issued its decision approving a $44 million revenue requirement increase, with an ROE of 9.8% and an equity ratio of 52.73%. The KPSC further directed the Company to issue refunds of amounts collected since July 3, 2025 that exceed what has been approved by the order within 60 days. A provision for rate refunds of $7 million is included in Other within Current Liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025. On October 22, 2025, Duke Energy Kentucky filed a petition for rehearing with the KPSC related to the treatment of terminal net salvage, rate case expense and recovery of costs from PJM. Additionally, on October 22, 2025, one commercial customer filed a petition for rehearing with the KPSC on a rate design issue which does not impact the overall revenue requirement.
Duke Energy Kentucky 2025 Natural Gas Base Rate Case
On June 2, 2025, Duke Energy Kentucky filed a base rate case with the KPSC requesting an annualized increase in natural gas base rates of approximately $26 million and an ROE of 10.75% with an equity ratio of 52.649%. This is an overall average customer rate increase of approximately 17%. The request for the rate increase is driven by capital investments to strengthen the natural gas delivery system. On October 20, 2025, Duke Energy Kentucky filed a settlement with the Office of the Kentucky Attorney General, that if approved, would resolve all issues in the case. The settlement includes an increase in natural gas base rates of approximately $22 million, an ROE of 9.8% for base rates (9.7% for riders), an equity ratio of 52.649%, and approval for cost recovery of Aldyl-A pipe and service replacements through an existing rider. An evidentiary hearing occurred on October 28, 2025. New rates are anticipated to go into effect around January 3, 2026.
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
In 2023, Duke Energy Indiana filed a petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a notice of appeal of the IURC's order. On August 26, 2025, the Indiana Court of Appeals reversed the decision by the IURC concluding that the IURC incorrectly allowed Duke Energy Indiana to collect those coal ash costs from customers. In October 2025, Duke Energy Indiana and the Indiana Office of Attorney General filed separate petitions requesting the Indiana Supreme Court to review the case.

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
Cayuga Combined Cycle CPCN
On February 13, 2025, Duke Energy Indiana filed for a CPCN seeking approval to construct two 1x1 CC natural gas-fired units with a combined winter rating of 1,476 MW. The Cayuga CC Project is proposed to be constructed on the same site as the retiring Cayuga coal-fired steam units with a winter rating of 1,005 MW. The Cayuga CC Project will result in an incremental 471 MW for the Duke Energy Indiana system and will allow Duke Energy Indiana to avoid expected maintenance and environmental compliance costs needed for the coal units to continue operating. The estimated cost of the Cayuga CC project is approximately $3.3 billion, plus actual AFUDC. Duke Energy Indiana has proposed recovery of certain facility costs during construction, including AFUDC, through CWIP ratemaking via a proposed generation cost tracker mechanism. The estimated average retail rate impact during construction and initial in-service periods from April 2026 through May 2031 is approximately 5.4%. Duke Energy Indiana expects CC 1 to be placed in service in 2029 and CC 2 to be placed in service in 2030. A final air permit was issued by IDEM on March 5, 2025. On June 17, 2025, Duke Energy Indiana entered into a settlement agreement with one of the parties in this proceeding to conduct a study evaluating the feasibility of third-party operation of the Cayuga coal units. On July 11, 2025, Duke Energy Indiana entered into a settlement agreement with an additional party in this proceeding agreeing to the need of the units and addressing accounting and ratemaking components. Neither agreement altered the underlying plans in the pending CPCN application. On October 29, 2025, the IURC issued its order approving the settlement agreements, granting the CPCN and approving cost recovery through the proposed generation cost tracker mechanism.
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

(in millions)	September 30, 2025	December 31, 2024
Reserves for Environmental Remediation
Duke Energy	$73	$68
Duke Energy Carolinas	36	24
Progress Energy	20	19
Duke Energy Progress	10	9
Duke Energy Florida	9	10
Duke Energy Ohio	13	21
Duke Energy Indiana	2	2
Piedmont	2	2
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
Duke Energy
Mooresville Coal Ash Class Action Litigation
On December 20, 2024, 15 plaintiffs filed a lawsuit in Iredell County, North Carolina, against Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress (collectively “Duke Energy”) on behalf of a putative class alleging past and ongoing environmental contamination in the Mooresville area of North Carolina. The lawsuit alleges that Duke Energy disposed of and sold coal ash as structural fill resulting in the contamination of soil, groundwater and Lake Norman. The plaintiffs claim that Duke Energy failed to properly remediate the contamination and continues to pollute, and they assert that the contamination has negatively impacted property values. The plaintiffs are seeking unspecified compensatory and punitive damages, injunctive relief to stop further contamination, remediation of contaminated areas and attorneys' fees and costs. On July 28, 2025, the plaintiffs filed an amended complaint, which asserts claims for negligence, negligence per se, gross negligence, private nuisance, strict liability for ultra-hazardous activities and trespass. On September 11, 2025, Duke Energy filed its answer to the plaintiff's amended complaint and a motion for judgment on the pleadings. A hearing on the motion for judgment on the pleadings is scheduled for December 15, 2025.
Nuclear Compensation Class Action Litigation
On July 11, 2025, plaintiffs Leo Dorrell and John Dunn filed a putative class action lawsuit in the U.S. District Court for the District of Maryland against all U.S. commercial nuclear power operators, including Duke Energy Corporation (Parent) and Progress Energy. The plaintiffs allege that the nuclear power industry engaged in a conspiracy to suppress compensation by exchanging salary information since 2003, in violation of Section 1 of the Sherman Act. The lawsuit seeks unspecified monetary damages, including treble damages, on behalf of current and former employees in the nuclear power industry as well as injunctive relief. On October 15, 2025, all defendants jointly filed an omnibus motion to dismiss all claims in the complaint and Duke Energy also joined a motion filed by several defendants to dismiss for lack of personal jurisdiction. On November 5, 2025, the plaintiffs filed an amended complaint adding Duke Energy Carolinas and Duke Energy Business Services as defendants and including more factual allegations to support their complaint. Although not named as a defendant, Duke Energy Progress is accused of having participated in the alleged conspiracy. The defendants have until November 19, 2025, to respond to the amended complaint.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $404 million at September 30, 2025, and $396 million at December 31, 2024. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2045 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2045 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $557 million at September 30, 2025, and $539 million at December 31, 2024. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables is $9 million as of September 30, 2025, and December 31, 2024, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2025
				Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Ohio	Indiana
Unsecured Debt
August 2025(e)	September 2030	5.410%	$68	$—	$—	$—	$68	$—
August 2025(e)	September 2035	6.010%	43	—	—	—	43	—
August 2025(e)	September 2037	6.110%	40	—	—	—	40	—
September 2025(f)	September 2035	4.950%	1,000	1,000	—	—	—	—
September 2025(f)	September 2055	5.700%	750	750	—	—	—	—
Secured Debt
September 2025(g)	July 2037	4.226%	200	$—	200	$—	$—	$—
September 2025(g)	January 2048	5.070%	382	—	382	—	—	—
September 2025(g)	January 2048	4.890%	461	—	—	461	—	—
First Mortgage Bonds
January 2025(a)	March 2030	4.850%	$400	$—	$400	$—	$—	$—
January 2025(a)	March 2035	5.250%	700	—	700	—	—	—
March 2025(b)	March 2027	4.350%	500	—	—	500	—	—
March 2025(b)	March 2035	5.050%	850	—	—	850	—	—
March 2025(b)	March 2055	5.550%	750	—	—	750	—	—
May 2025(c)	May 2055	5.900%	300	—	—	—	—	300
June 2025(d)	June 2035	5.300%	350	—	—	—	350	—
Total issuances			$6,794	$1,750	$1,682	$2,561	$501	$300
(a)Proceeds were used to repay the $500 million DERF accounts receivable securitization facility due January 2025, to pay down short-term debt and for general company purposes.
(b)Proceeds were used to repay the $400 million DEPR accounts receivable securitization facility due April 2025, to pay down short-term debt and for general company purposes.
(c)Proceeds were used to pay down short-term debt and for general company purposes.
(d)Proceeds were used to repay $150 million of maturities due June 2025, to pay down short-term debt and for general corporate purposes.
(e)Proceeds were used to repay $95 million of maturities due October 2025, pay down short-term debt and for general corporate purposes and will be used to repay $45 million of maturities due January 2026.
(f)Proceeds were used to repay $650 million of maturities due September 2025, to pay down short-term debt and for general corporate purposes and will be used to repay $500 million of maturities due December 2025.
(g)Proceeds from storm recovery bonds were used to repay the Duke Energy Carolinas and Duke Energy Progress term loan facilities and for general company purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2025
Unsecured Debt
Duke Energy Florida Term Loan Facility(a)	October 2025	4.916%	350
Duke Energy Ohio(b)	October 2025	3.230%	95
Duke Energy (Parent)	December 2025	5.000%	500
Duke Energy (Parent) Convertible Senior Notes	April 2026	4.125%	1,725
Piedmont Term Loan Facility(a)	August 2026	5.025%	450
Duke Energy (Parent)	September 2026	2.650%	1,500
Duke Energy (Parent) Term Loan Facility(a)	September 2026	5.124%	1,200
First Mortgage Bonds
Duke Energy Florida(a)(c)	October 2073	3.992%	200
Duke Energy Florida(a)(c)	April 2074	3.992%	173
Other(d)			259
Current maturities of long-term debt			$6,452
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	September 30, 2025
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$10,000	$3,925	$1,000	$1,125	$1,150	$950	$800	$1,050
Reduction to backstop issuances
Commercial paper(b)	(2,409)	(1,350)	(370)	(150)	(170)	(25)	(150)	(194)
Outstanding letters of credit	(7)	(2)	(4)	(1)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$7,503	$2,573	$626	$974	$980	$925	$569	$856
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Term Loan Facilities
Duke Energy (Parent)
Duke Energy (Parent) entered into a Term Loan Credit Facility (facility) with commitments totaling $1.4 billion that matured in March 2024. In January 2024, Duke Energy (Parent) repaid the remaining $1 billion outstanding on the facility.
Duke Energy (Parent) entered into a 364-day term loan facility with commitments totaling $2 billion maturing September 2026. As of September 30, 2025, $1.2 billion was drawn under the term loan facility, which was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. Borrowings were used to pay down short-term debt and for general corporate purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida
In November 2024, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida entered into term loan facilities intended to meet incremental financing needs resulting from expenditures for the restoration of service and rebuilding of infrastructure related to hurricanes Debby, Helene and Milton as described in Note 4. Duke Energy Carolinas and Duke Energy Progress entered into two-year term loan facilities with commitments totaling $700 million and $250 million, respectively. Duke Energy Florida entered into a 364-day term loan facility with commitments totaling $800 million. As of December 31, 2024, $455 million and $185 million in borrowings under the term loan facilities for Duke Energy Carolinas and Duke Energy Progress, respectively, were classified as Long-Term Debt and $100 million in borrowings for Duke Energy Florida was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. As of April 2025, the remaining amounts available were drawn on all three term loans.
In September 2025, Duke Energy Carolinas and Duke Energy Progress repaid their respective term loan facilities. In the third quarter of 2025, Duke Energy Florida repaid $450 million of borrowings on its outstanding term loan facility, leaving $350 million in borrowings classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2025. The remaining $350 million was repaid in October 2025.
Piedmont
Piedmont entered into a 364-day term loan facility with commitments totaling $450 million maturing August 2026. In September 2025, $450 million was drawn under the term loan facility, which was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2025. Proceeds were used to repay $150 million of maturities due September 2025, to pay down short-term debt and for general corporate purposes.
Other Debt Matters
In September 2025, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy and Piedmont, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement was filed to replace a similar prior filing upon expiration of its three-year term and also allows for the issuance of common and preferred stock by Duke Energy. Also in September 2025, Duke Energy filed a Form S-3 that allows Duke Energy to sell up to $4 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $2 billion of the notes will be outstanding at any particular time.
7. ASSET RETIREMENT OBLIGATIONS
The Duke Energy Registrants record AROs when there is a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated. Actual costs incurred could be materially different from current estimates that form the basis of the recorded AROs.
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities	$4,625	$2,131	$2,479	$2,400	$79	$—	$—	$—
Closure of ash impoundments	4,688	1,648	1,868	1,844	24	65	1,107	—
Other	331	75	135	43	92	68	29	26
Total ARO	$9,644	$3,854	$4,482	$4,287	$195	$133	$1,136	$26
Less: Current portion	592	247	208	206	2	8	130	—
Total noncurrent ARO	$9,052	$3,607	$4,274	$4,081	$193	$125	$1,006	$26

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2024(a)	$9,988	$3,990	$4,548	$4,334	$214	$139	$1,268	$24
Accretion expense(b)	357	141	164	158	6	5	49	2
Liabilities settled(c)	(435)	(171)	(180)	(149)	(31)	(5)	(79)	—
Revisions in estimates of cash flows(d)	(266)	(106)	(50)	(56)	6	(6)	(102)	—
Balance at September 30, 2025	$9,644	$3,854	$4,482	$4,287	$195	$133	$1,136	$26
(a)Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.
(b)For the nine months ended September 30, 2025, substantially all accretion expense has been deferred in accordance with regulatory accounting treatment.
(c)Primarily relates to ash impoundment closures and nuclear decommissioning.
(d)The revision amounts represent the change in discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The decreases primarily relate to lower third-party markup and a shift in timing of costs to future years.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets, respectively, on the Condensed Consolidated Balance Sheets.
8. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.0 billion is allocated $17.4 billion to EU&I and $1.6 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2025, and December 31, 2024. There are no accumulated impairment charges.
On July 27, 2025, Piedmont entered into a purchase agreement for the sale of Piedmont's Tennessee business. In the third quarter of 2025, Duke Energy reclassified the Piedmont Tennessee Disposal Group to assets held for sale. As a result, $294 million of Duke Energy’s Goodwill balance that is allocated to the Piedmont Tennessee Disposal Group was reclassified to noncurrent assets held for sale on Duke Energy's Condensed Consolidated Balance Sheets. See Note 2 for additional information.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2025, and December 31, 2024.
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
On July 27, 2025, Piedmont entered into a purchase agreement for the sale of Piedmont's Tennessee business. In the third quarter of 2025, $10 million of Piedmont’s Goodwill balance that is allocated to the Piedmont Tennessee Disposal Group was reclassified to noncurrent assets held for sale on Piedmont's Condensed Consolidated Balance Sheets. See Note 2 for additional information.
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$153	$186	$488	$589
Indemnification coverages(b)	13	11	40	33
JDA revenue(c)	12	7	102	29
JDA expense(c)	58	48	245	141
Intercompany natural gas purchases(d)	1	5	5	14
Progress Energy
Corporate governance and shared service expenses(a)	$145	$165	$436	$524
Indemnification coverages(b)	16	13	48	42
JDA revenue(c)	58	48	245	141
JDA expense(c)	12	7	102	29
Intercompany natural gas purchases(d)	19	19	57	56
Duke Energy Progress
Corporate governance and shared service expenses(a)	$87	$104	$254	$318
Indemnification coverages(b)	7	5	20	17
JDA revenue(c)	58	48	245	141
JDA expense(c)	12	7	102	29
Intercompany natural gas purchases(d)	19	19	57	56
Duke Energy Florida
Corporate governance and shared service expenses(a)	$58	$61	$182	$206
Indemnification coverages(b)	9	8	28	25
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$68	$74	$202	$228
Indemnification coverages(b)	1	2	4	5
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$80	$98	$224	$283
Indemnification coverages(b)	2	2	7	7
Piedmont
Corporate governance and shared service expenses(a)	$38	$40	$105	$121
Indemnification coverages(b)	1	1	4	3
Intercompany natural gas sales(d)	20	24	62	70
Natural gas storage and transportation costs(e)	5	5	16	17
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2025
Intercompany income tax receivable	$—	$—	$93	$—	$—	$—	$45
Intercompany income tax payable	65	101	—	192	23	28	—

December 31, 2024
Intercompany income tax receivable	$—	$—	$—	$154	$—	$—	$—
Intercompany income tax payable	419	169	315	—	43	110	43
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025, and 2024, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,725	$—	$—	$—	$—	$—	$—
Undesignated contracts	4,352	2,075	1,925	650	1,275	325	27
Total notional amount	$6,077	$2,075	$1,925	$650	$1,275	$325	$27

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,825	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,202	1,150	1,775	1,125	650	250	27
Total notional amount	$6,027	$1,150	$1,775	$1,125	$650	$250	$27
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

	September 30, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	17,663	—	—	—	2,631	15,032	—
Natural gas (millions of dekatherms)	790	297	274	274	—	22	197

	December 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	12,229	—	—	—	1,287	10,942	—
Natural gas (millions of dekatherms)	779	276	246	246	—	32	225
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at September 30, 2025.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2025	2024	2025	2024
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(3)	$23	$83	$23
	537	5.31%	500	euros	3.85%	June 2034	(3)	19	69	19
	815	5.65%	750	euros	3.75%	April 2031	(4)	29	104	20
Total notional amount	$1,997		1,850	euros			$(10)	$71	$256	$62
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

Derivative Assets	September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$59	$22	$21	$21	$—	$1	$14	$1
Noncurrent	47	22	25	26	—	—	—	—
Total Derivative Assets – Commodity Contracts	$106	$44	$46	$47	$—	$1	$14	$1
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	24	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	3	—	3	—	2	—	—	—
Noncurrent	56	33	23	15	8	—	—	—
Total Derivative Assets – Interest Rate Contracts	$83	$33	$26	$15	$10	$—	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	171	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$171	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$360	$77	$72	$62	$10	$1	$14	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$79	$43	$17	$17	$—	$—	$2	$17
Noncurrent	100	24	15	15	—	—	—	61
Total Derivative Liabilities – Commodity Contracts	$179	$67	$32	$32	$—	$—	$2	$78
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	3	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	12	—	12	—	12	—	—	—
Noncurrent	28	12	10	4	6	—	5	—
Total Derivative Liabilities – Interest Rate Contracts	$43	$12	$22	$4	$18	$—	$5	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	26	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$26	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$248	$79	$54	$36	$18	$—	$7	$78

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$49	$20	$17	$17	$—	$1	$8	$1
Noncurrent	60	29	32	32	—	—	—	—
Total Derivative Assets – Commodity Contracts	$109	$49	$49	$49	$—	$1	$8	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	108	—	—	—	—	—	—	—
Noncurrent	52	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	110	19	55	44	11	—	36	—
Noncurrent	50	26	23	16	7	—	—	—
Total Derivative Assets – Interest Rate Contracts	$320	$45	$78	$60	$18	$—	$36	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	5	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$5	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$434	$94	$127	$109	$18	$1	$44	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$108	$57	$32	$32	$—	$—	$3	$16
Noncurrent	134	31	24	24	—	—	—	78
Total Derivative Liabilities – Commodity Contracts	$242	$88	$56	$56	$—	$—	$3	$94
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	2	—	2	1	1	—	—	—
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$3	$—	$2	$1	$1	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	35	—	—	—	—	—	—	—
Noncurrent	39	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$74	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$319	$88	$58	$57	$1	$1	$3	$94
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

Derivative Assets	September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$62	$22	$24	$21	$2	$1	$14	$1
Offset	(25)	(12)	(13)	(13)	—	—	—	—
Net amounts presented in Current Assets: Other	$37	$10	$11	$8	$2	$1	$14	$1
Noncurrent
Gross amounts recognized	$298	$55	$48	$41	$8	$—	$—	$—
Offset	(26)	(14)	(12)	(12)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$272	$41	$36	$29	$8	$—	$—	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$117	$43	$29	$17	$12	$—	$2	$17
Offset	(24)	(12)	(13)	(13)	—	—	—	—
Cash collateral posted	(3)	—	—	—	—	—	(3)	—
Net amounts presented in Current Liabilities: Other	$90	$31	$16	$4	$12	$—	$(1)	$17
Noncurrent
Gross amounts recognized	$131	$36	$25	$19	$6	$—	$5	$61
Offset	(26)	(14)	(12)	(12)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$105	$22	$13	$7	$6	$—	$5	$61

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$267	$39	$72	$61	$11	$1	$44	$1
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Net amounts presented in Current Assets: Other	$238	$24	$58	$47	$11	$1	$44	$1
Noncurrent
Gross amounts recognized	$167	$55	$55	$48	$7	$—	$—	$—
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$130	$36	$38	$31	$7	$—	$—	$—

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$145	$57	$34	$33	$1	$—	$3	$16
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Cash collateral posted	(3)	(2)	—	—	—	—	(1)	—
Net amounts presented in Current Liabilities: Other	$113	$40	$20	$19	$1	$—	$2	$16
Noncurrent
Gross amounts recognized	$174	$31	$24	$24	$—	$1	$—	$78
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Cash collateral posted	(4)	(4)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$133	$8	$7	$7	$—	$1	$—	$78

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	September 30, 2025
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$45	$28	$16	$16
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$45	$28	$16	$16

	December 31, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$101	$52	$49	$49
Fair value of collateral already posted	6	6	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$95	$46	$49	$49
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2025, and December 31, 2024.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$172	$—	$—	$139
Equity securities	5,938	17	8,435	5,753	61	8,233
Corporate debt securities	21	19	1,021	6	33	673
Municipal bonds	4	15	374	2	14	342
U.S. government bonds	32	43	2,488	3	84	1,806
Other debt securities	3	5	287	1	8	239
Total NDTF Investments	$5,998	$99	$12,777	$5,765	$200	$11,432
Other Investments
Cash and cash equivalents	$—	$—	$76	$—	$—	$47
Equity securities	54	—	134	39	4	160
Corporate debt securities	—	2	70	—	5	79
Municipal bonds	—	2	69	—	1	83
U.S. government bonds	—	4	56	—	5	59
Other debt securities	—	2	49	—	4	45
Total Other Investments	$54	$10	$454	$39	$19	$473
Total Investments	$6,052	$109	$13,231	$5,804	$219	$11,905
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2025, and 2024, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FV-NI:
Realized gains	$848	$61	$1,015	$256
Realized losses	21	19	102	64
AFS:
Realized gains	23	10	43	22
Realized losses	20	8	57	44
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$84	$—	$—	$62
Equity securities	3,483	11	4,856	3,386	33	4,751
Corporate debt securities	11	16	637	2	27	401
Municipal bonds	—	5	50	—	4	36
U.S. government bonds	17	28	1,397	—	50	991
Other debt securities	3	5	245	1	8	223
Total NDTF Investments	$3,514	$65	$7,269	$3,389	$122	$6,464

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2025, and 2024, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FV-NI:
Realized gains	$490	$38	$594	$163
Realized losses	12	9	53	30
AFS:
Realized gains	17	6	32	11
Realized losses	17	5	40	22
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$88	$—	$—	$77
Equity securities	2,455	6	3,579	2,367	28	3,482
Corporate debt securities	10	3	384	4	6	272
Municipal bonds	4	10	324	2	10	306
U.S. government bonds	15	15	1,091	3	34	815
Other debt securities	—	—	42	—	—	16
Total NDTF Investments	$2,484	$34	$5,508	$2,376	$78	$4,968
Other Investments
Cash and cash equivalents	$—	$—	$14	$—	$—	$23
Municipal bonds	—	1	24	—	—	24
Total Other Investments	$—	$1	$38	$—	$—	$47
Total Investments	$2,484	$35	$5,546	$2,376	$78	$5,015
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2025, and 2024, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FV-NI:
Realized gains	$358	$23	$421	$93
Realized losses	9	10	49	34
AFS:
Realized gains	6	4	11	11
Realized losses	3	3	17	22

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$72	$—	$—	$54
Equity securities	2,330	6	3,445	2,256	28	3,362
Corporate debt securities	10	3	367	4	6	256
Municipal bonds	4	10	324	2	10	306
U.S. government bonds	14	11	953	3	26	645
Other debt securities	—	—	41	—	—	14
Total NDTF Investments	$2,358	$30	$5,202	$2,265	$70	$4,637
Other Investments
Cash and cash equivalents	$—	$—	$9	$—	$—	$16
Total Other Investments	$—	$—	$9	$—	$—	$16
Total Investments	$2,358	$30	$5,211	$2,265	$70	$4,653
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2025, and 2024, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FV-NI:
Realized gains	$358	$23	$419	$93
Realized losses	9	10	49	34
AFS:
Realized gains	5	4	10	11
Realized losses	3	3	16	21
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$16	$—	$—	$23
Equity securities	125	—	134	111	—	120
Corporate debt securities	—	—	17	—	—	16
U.S. government bonds	1	4	138	—	8	170
Other debt securities	—	—	1	—	—	2
Total NDTF Investments(a)	$126	$4	$306	$111	$8	$331
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$3
Municipal bonds	—	1	24	—	—	24
Total Other Investments	$—	$1	$25	$—	$—	$27
Total Investments	$126	$5	$331	$111	$8	$358
(a)During the nine months ended September 30, 2025, and the year ended December 31, 2024, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2025, and 2024, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2025			December 31, 2024
	Gross	Gross		Gross
	Unrealized	Unrealized	Estimated	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Fair
(in millions)	Gains	Losses	Value	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$1
Equity securities	5	—	51	4	89
Corporate debt securities	—	—	1	—	6
Municipal bonds	—	1	24	1	43
U.S. government bonds	—	—	3	—	7
Total Investments	$5	$1	$80	$5	$146
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2025, and 2024, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$92	$9	$82	$10	$72	$1
Due after one through five years	1,138	571	507	464	43	8
Due after five through 10 years	900	460	394	377	17	6
Due after 10 years	2,284	1,289	882	834	48	13
Total	$4,414	$2,329	$1,865	$1,685	$180	$28
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

	September 30, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$172	$172	$—	$—	$—
NDTF equity securities	8,435	8,408	3	—	24
NDTF debt securities	4,170	1,439	2,731	—	—
Other equity securities	134	134	—	—	—
Other debt securities	244	52	192	—	—
Other cash and cash equivalents	76	76	—	—	—
Derivative assets	360	4	344	12	—
Total assets	13,591	10,285	3,270	12	24
Derivative liabilities	(248)	(2)	(246)	—	—
Net assets	$13,343	$10,283	$3,024	$12	$24

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$139	$139	$—	$—	$—
NDTF equity securities	8,233	8,203	2	—	28
NDTF debt securities	3,060	1,022	2,038	—	—
Other equity securities	160	160	—	—	—
Other debt securities	266	52	214	—	—
Other cash and cash equivalents	47	47	—	—	—
Derivative assets	434	2	423	9	—
Total assets	12,339	9,625	2,677	9	28
Derivative liabilities	(319)	(3)	(316)	—	—
Net assets	$12,020	$9,622	$2,361	$9	$28

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$14	$35	$9	$15
Purchases, sales, issuances and settlements:
Purchases	—	—	14	29
Settlements	(4)	(13)	(2)	(36)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	2	(5)	(9)	9
Balance at end of period	$12	$17	$12	$17
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$84	$84	$—	$—
NDTF equity securities	4,856	4,829	3	24
NDTF debt securities	2,329	747	1,582	—
Derivative assets	77	—	77	—
Total assets	7,346	5,660	1,662	24
Derivative liabilities	(79)	—	(79)	—
Net assets	$7,267	$5,660	$1,583	$24

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$62	$62	$—	$—
NDTF equity securities	4,751	4,721	2	28
NDTF debt securities	1,651	520	1,131	—
Derivative assets	94	—	94	—
Total assets	6,558	5,303	1,227	28
Derivative liabilities	(88)	—	(88)	—
Net assets	$6,470	$5,303	$1,139	$28
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$88	$88	$—	$77	$77	$—
NDTF equity securities	3,579	3,579	—	3,482	3,482	—
NDTF debt securities	1,841	692	1,149	1,409	502	907
Other debt securities	24	—	24	24	—	24
Other cash and cash equivalents	14	14	—	23	23	—
Derivative assets	72	—	72	127	—	127
Total assets	5,618	4,373	1,245	5,142	4,084	1,058
Derivative liabilities	(54)	—	(54)	(58)	—	(58)
Net assets	$5,564	$4,373	$1,191	$5,084	$4,084	$1,000

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$72	$72	$—	$54	$54	$—
NDTF equity securities	3,445	3,445	—	3,362	3,362	—
NDTF debt securities	1,685	577	1,108	1,221	365	856
Other cash and cash equivalents	9	9	—	16	16	—
Derivative assets	62	—	62	109	—	109
Total assets	5,273	4,103	1,170	4,762	3,797	965
Derivative liabilities	(36)	—	(36)	(57)	—	(57)
Net assets	$5,237	$4,103	$1,134	$4,705	$3,797	$908
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$16	$16	$—	$23	$23	$—
NDTF equity securities	134	134	—	120	120	—
NDTF debt securities	156	115	41	188	137	51
Other debt securities	24	—	24	24	—	24
Other cash and cash equivalents	1	1	—	3	3	—
Derivative assets	10	—	10	18	—	18
Total assets	341	266	75	376	283	93
Derivative liabilities	(18)	—	(18)	(1)	—	(1)
Net assets	$323	$266	$57	$375	$283	$92
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2025, and December 31, 2024.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2025				December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$51	$51	$—	$—	$89	$89	$—	$—
Other debt securities	28	—	28	—	56	—	56	—
Other cash and cash equivalents	1	1	—	—	1	1	—	—
Derivative assets	14	3	—	11	44	—	36	8
Total assets	94	55	28	11	190	90	92	8
Derivative liabilities	(7)	(2)	(5)	—	(3)	(3)	—	—
Net assets	$87	$53	$23	$11	$187	$87	$92	$8

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$13	$33	$8	$13
Purchases, sales, issuances and settlements:
Purchases	—	—	12	27
Settlements	(3)	(13)	—	(33)
Total gains (losses) included on the Condensed Consolidated Balance Sheet	1	(5)	(9)	8
Balance at end of period	$11	$15	$11	$15
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$1	$1	$—	$1	$1	$—
Derivative liabilities	(78)	—	(78)	(94)	—	(94)
Net (liabilities) assets	$(77)	$1	$(78)	$(93)	$1	$(94)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2025
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$—	-	$1.14	$0.22
Duke Energy Indiana
FTRs	11	RTO auction pricing	FTR price – per MWh	(2.13)	-	12.29	1.01
Duke Energy
Total Level 3 derivatives	$12

	December 31, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$—	–	$1.13	$0.48
Duke Energy Indiana
FTRs	8	RTO auction pricing	FTR price – per MWh	(0.63)	–	9.24	0.94
Duke Energy
Total Level 3 derivatives	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2025		December 31, 2024
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$85,753	$78,926	$80,689	$73,440
Duke Energy Carolinas	18,221	16,747	17,490	15,975
Progress Energy	26,084	24,179	24,496	22,548
Duke Energy Progress	13,897	12,449	12,504	11,009
Duke Energy Florida	10,542	9,943	10,348	9,752
Duke Energy Ohio	4,514	4,251	4,165	3,871
Duke Energy Indiana	5,096	4,643	4,798	4,329
Piedmont	4,305	4,030	4,003	3,584
(a)Book value of long-term debt includes $941 million and $1 billion at September 30, 2025, and December 31, 2024, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both September 30, 2025, and December 31, 2024, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2025, and the year ended December 31, 2024, or is expected to be provided in the future that was not previously contractually required.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables described above.

	Duke Energy	Duke Energy
	Carolinas	Progress
(in millions)	DERF	DEPR
Expiration date	(a)	(b)
Credit facility amount	(a)	(b)
Amounts borrowed at September 30, 2025	—	—
Amounts borrowed at December 31, 2024	500	400
Restricted Receivables at September 30, 2025	—	—
Restricted Receivables at December 31, 2024	1,054	835
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2025	December 31, 2024
Regulatory Assets: Current	62	61
Current Assets: Other	12	35
Other Noncurrent Assets: Regulatory assets	696	741
Other Noncurrent Assets: Other	7	—
Current Liabilities: Other	2	8
Current maturities of long-term debt	61	59
Long-Term Debt	712	773
Storm Recovery Bonds
Duke Energy Carolinas NC Storm Funding, LLC (DECNCSF), Duke Energy Carolinas NC Storm Funding II, LLC (DECNCSFII), Duke Energy Progress NC Storm Funding, LLC (DEPNCSF), Duke Energy Progress NC Storm Funding II, LLC (DEPNCSFII) and Duke Energy Progress SC Storm Funding, LLC (DEPSCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress. DECNCSF and DEPNCSF were formed in 2021, DEPSCSF was formed in 2024, and DECNCSFII and DEPNCSFII were formed in 2025, all for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs incurred in North Carolina and South Carolina.
In 2021, DECNCSF and DEPNCSF issued senior secured bonds, and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property was created by state legislation and NCUC financing orders for the purpose of financing storm costs incurred in 2018 and 2019. In April 2024, DEPSCSF issued $177 million of senior secured bonds and used the proceeds to acquire storm recovery property from Duke Energy Progress. The storm recovery property was created by state legislation and a PSCSC financing order for the purpose of financing storm costs incurred from 2014 through 2022. In September 2025, DECNCSFII issued $582 million of senior secured bonds and used the proceeds to repay Duke Energy Carolinas' term loan facility. Also in September 2025, DEPNCSFII issued $461 million of senior secured bonds and used the proceeds to repay Duke Energy Progress' term loan facility. See Note 6 for more information.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Carolinas’ and Duke Energy Progress’ North Carolina and South Carolina retail customers until the bonds are paid in full and all financing costs have been recovered. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Carolinas or Duke Energy Progress. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Duke Energy Carolinas and Duke Energy Progress have the power to direct the significant activities of the VIEs as described above and therefore Duke Energy Carolinas and Duke Energy Progress are considered the primary beneficiaries. Duke Energy Carolinas consolidates DECNCSF and DECNCSFII and Duke Energy Progress consolidates DEPNCSF, DEPNCSFII and DEPSCSF.
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	September 30, 2025
	Duke Energy		Duke Energy
	Carolinas		Progress
(in millions)	DECNCSF	DECNCSFII	DEPNCSF	DEPNCSFII	DEPSCSF

Regulatory Assets: Current	$12	$29	$39	$23	$8
Current Assets: Other	5	—	18	—	2
Other Noncurrent Assets: Regulatory assets	181	548	590	433	153
Other Noncurrent Assets: Other	1	3	4	2	1
Current Maturities of Long-Term Debt	11	2	35	1	5
Long-Term Debt	188	577	611	457	158

	December 31, 2024
	Duke Energy	Duke Energy
	Carolinas	Progress
(in millions)	DECNCSF	DEPNCSF	DEPSCSF

Regulatory Assets: Current	$12	$39	$8
Current Assets: Other	9	27	13
Other Noncurrent Assets: Regulatory assets	189	620	155
Other Noncurrent Assets: Other	1	4	1
Current Liabilities: Other	2	10	7
Current Maturities of Long-Term Debt	10	34	9
Long-Term Debt	198	646	163
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
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

(in millions)	September 30, 2025	December 31, 2024
Inventory	$550	$494
Accounts Payable	266	208
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
CRC
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio	Duke Energy Indiana
	Nine Months Ended	Nine Months Ended
(in millions)	September 30, 2024	September 30, 2024
Sales
Receivables sold	$474	$473
Loss recognized on sale	7	6
Cash flows
Cash proceeds from receivables sold	$478	$523
Return received on retained interests	4	4
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
The majority of wholesale revenues are full requirements contracts where the customers purchase the substantial majority of their energy needs and do not have a fixed quantity of contractually required energy or capacity. As such, related forecasted revenues are considered optional purchases. Supplemental requirements contracts that include contracted blocks of energy and capacity at contractually fixed prices have the following estimated remaining performance obligations as of September 30, 2025:

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Duke Energy Carolinas	$3	$12	$12	$12	$—	$—	$39
Progress Energy	8	43	13	13	13	42	132
Duke Energy Progress	1	6	6	6	6	20	45
Duke Energy Florida	7	37	7	7	7	22	87
Duke Energy Indiana	4	17	15	6	—	—	42
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
Fixed-capacity payments under long-term contracts for the GU&I segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations as of September 30, 2025, are as follows:

	Remaining Performance Obligations
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Piedmont	$16	$51	$49	$46	$44	$151	$357
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,953	$1,134	$2,098	$781	$1,318	$330	$394	$—
Commercial	2,339	793	1,087	475	614	166	297	—
Industrial	933	402	276	195	83	37	219	—
Wholesale	632	172	377	346	32	26	55	—
Other revenues	191	65	181	96	80	6	19	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$8,048	$2,566	$4,019	$1,893	$2,127	$565	$984	$—

Gas Utilities and Infrastructure
Residential	$143	$—	$—	$—	$—	$80	$—	$63
Commercial	84	—	—	—	—	27	—	57
Industrial	39	—	—	—	—	8	—	31
Power Generation	—	—	—	—	—	—	—	8
Other revenues	57	—	—	—	—	2	—	72
Total Gas Utilities and Infrastructure revenue from contracts with customers	$323	$—	$—	$—	$—	$117	$—	$231

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$8,377	$2,566	$4,019	$1,893	$2,127	$682	$984	$231

Other revenue sources(a)	$165	$66	$55	$20	$30	$(3)	$8	$40
Total revenues	$8,542	$2,632	$4,074	$1,913	$2,157	$679	$992	$271

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,738	$1,173	$1,973	$811	$1,162	$275	$316	$—
Commercial	2,287	859	1,035	485	550	152	243	—
Industrial	924	416	275	196	79	39	193	—
Wholesale	620	158	394	350	44	15	53	—
Other revenues	237	71	166	88	78	24	23	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,806	$2,677	$3,843	$1,930	$1,913	$505	$828	$—

Gas Utilities and Infrastructure
Residential	$157	$—	$—	$—	$—	$74	$—	$83
Commercial	91	—	—	—	—	23	—	68
Industrial	36	—	—	—	—	6	—	30
Power Generation	—	—	—	—	—	—	—	8
Other revenues	25	—	—	—	—	5	—	20
Total Gas Utilities and Infrastructure revenue from contracts with customers	$309	$—	$—	$—	$—	$108	$—	$209

Other
Revenue from contracts with customers	$12	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$8,127	$2,677	$3,843	$1,930	$1,913	$613	$828	$209

Other revenue sources(a)	$27	$30	$17	$(16)	$27	$(8)	$8	$10
Total revenues	$8,154	$2,707	$3,860	$1,914	$1,940	$605	$836	$219

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$10,598	$3,180	$5,465	$2,264	$3,201	$865	$1,089	$—
Commercial	6,313	2,187	2,898	1,316	1,582	455	775	—
Industrial	2,606	1,091	807	567	239	106	602	—
Wholesale	1,825	453	1,148	1,044	104	67	156	—
Other revenues	689	341	641	370	273	42	27	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$22,031	$7,252	$10,959	$5,561	$5,399	$1,535	$2,649	$—

Gas Utilities and Infrastructure
Residential	$1,038	$—	$—	$—	$—	$366	$—	$672
Commercial	542	—	—	—	—	134	—	408
Industrial	135	—	—	—	—	33	—	102
Power Generation	—	—	—	—	—	—	—	25
Other revenues	201	—	—	—	—	16	—	202
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,916	$—	$—	$—	$—	$549	$—	$1,409

Other
Revenue from contracts with customers	$21	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$23,968	$7,252	$10,959	$5,561	$5,399	$2,084	$2,649	$1,409

Other revenue sources(a)	$331	$135	$151	$51	$87	$15	$22	$54
Total operating revenues	$24,299	$7,387	$11,110	$5,612	$5,486	$2,099	$2,671	$1,463

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$9,945	$3,190	$5,115	$2,214	$2,901	$768	$872	$—
Commercial	6,234	2,331	2,834	1,334	1,500	448	624	—
Industrial	2,615	1,130	808	556	252	110	566	—
Wholesale	1,698	423	1,086	974	112	39	150	—
Other revenues	783	269	502	257	245	64	96	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$21,275	$7,343	$10,345	$5,335	$5,010	$1,429	$2,308	$—

Gas Utilities and Infrastructure
Residential	$859	$—	$—	$—	$—	$307	$—	$552
Commercial	434	—	—	—	—	111	—	323
Industrial	115	—	—	—	—	23	—	92
Power Generation	—	—	—	—	—	—	—	24
Other revenues	97	—	—	—	—	19	—	78
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,505	$—	$—	$—	$—	$460	$—	$1,069

Other
Revenue from contracts with customers	$30	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$22,810	$7,343	$10,345	$5,335	$5,010	$1,889	$2,308	$1,069

Other revenue sources(a)	$187	$68	$100	$3	$82	$2	$34	$70
Total operating revenues	$22,997	$7,411	$10,445	$5,338	$5,092	$1,891	$2,342	$1,139
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended September 30, 2024 and 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at June 30, 2024	$204	$65	$73	$47	$26	$42	$16	$8
Write-Offs	(29)	(13)	(16)	(10)	(6)	—	—	—
Credit Loss Expense	34	15	18	7	11	—	—	1
Other Adjustments	5	3	4	4	—	(1)	—	—
Balance at September 30, 2024	$214	$70	$79	$48	$31	$41	$16	$9

Balance at June 30, 2025	$195	$57	$70	$42	$28	$41	$17	$8
Write-Offs	(34)	(13)	(15)	(10)	(5)	(2)	(4)	—
Credit Loss Expense	25	8	10	5	5	3	4	—
Other Adjustments	13	4	2	2	—	9	—	—
Balance at September 30, 2025	$199	$56	$67	$39	$28	$51	$17	$8

	Nine Months Ended September 30, 2024 and 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2023	$202	$56	$74	$44	$31	$9	$5	$8
Write-Offs	(97)	(41)	(49)	(29)	(20)	—	—	(4)
Credit Loss Expense	79	32	38	17	21	2	2	5
Other Adjustments	30	23	16	16	(1)	30	9	—
Balance at September 30, 2024	$214	$70	$79	$48	$31	$41	$16	$9

Balance at December 31, 2024	$207	$69	$73	$44	$29	$43	$15	$7
Write-Offs	(115)	(39)	(44)	(28)	(16)	(10)	(8)	(14)
Credit Loss Expense	73	18	28	13	15	4	10	13
Other Adjustments	34	8	10	10	—	14	—	2
Balance at September 30, 2025	$199	$56	$67	$39	$28	$51	$17	$8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net Income available to Duke Energy common stockholders	$1,407	$1,226	$3,743	$3,211
Less: Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	—	22	(1)	9
Accumulated preferred stock dividends adjustment	—	14	—	14
Less: Impact of participating securities	2	2	5	4
Income from continuing operations available to Duke Energy common stockholders	$1,405	$1,216	$3,739	$3,212

Income (Loss) from discontinued operations, net of tax	$—	$25	$(1)	$12
Add: Loss attributable to NCI	—	(3)	—	(3)
Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	$—	$22	$(1)	$9

Weighted average common shares outstanding – basic	778	772	777	772
Equity forwards	—	1	—	—
Weighted average common shares outstanding – diluted	778	773	777	772
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.81	$1.57	$4.81	$4.16
EPS from discontinued operations attributable to Duke Energy common stockholders
Basic and diluted(a)	$—	$0.03	$—	$0.01
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.065	$1.045	$3.155	$3.095
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$1.078	$1.078
Dividends declared on Series B preferred stock per share(d)	$—	$24.375	$—	$48.750
(a)The convertible notes were excluded from the calculation of diluted EPS for the three months ended September 30, 2024, and the nine months ended September 30, 2025 and 2024, because the effect was antidilutive. For the three months ended September 30, 2025, the convertible notes were included in the calculation of diluted EPS, but the impact was immaterial.
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
Common Stock
In November 2022, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $1.5 billion of its common stock through an at-the-market (ATM) offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy was entitled to issue and sell shares of common stock through September 2025.
The following table shows ATM equity issuances pursuant to forward contracts executed during February and March 2025.

Tranche	Shares Priced	Initial Forward Price
1	1,710,979	$116.02
2	1,262,618	$117.94
3	1,264,410	$117.79
Total	4,238,007
The equity forwards require Duke Energy to either physically settle the transactions by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternatives are at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the ATM offering until settlement of the equity forwards occurs, which is expected by December 31, 2026. The initial forward sale prices will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreements. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
Preferred Stock
On September 16, 2024, Duke Energy redeemed all 1 million outstanding shares of Series B Preferred Stock for a redemption price of $1,000 per share or $1 billion in total. Following the redemption, dividends ceased to accrue on the shares of Series B Preferred Stock, shares of the Series B Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock terminated. In conjunction with the redemption, Duke Energy recorded $16 million in preferred stock redemption costs, calculated as the difference of $11 million between the carrying value on the redemption date of the Series B Preferred Stock and the total amount of consideration paid to redeem, and including the recognition of an excise tax liability under the IRA of $5 million. The preferred stock redemption costs were recorded as a reduction to Retained earnings on Duke Energy Corporations' Condensed Consolidated Balance Sheets during the three and nine months ended September 30, 2024.
16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
The following table includes information related to the Duke Energy Registrants' contributions to its qualified defined benefit pension plans. There were no contributions made during the nine months ended September 30, 2025.

Nine Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions made:
2024	100	26	23	14	9	5	8	3
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$26	$9	$8	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	83	20	25	11	14	4	6	3
Expected return on plan assets	(149)	(38)	(55)	(24)	(30)	(6)	(10)	(5)
Amortization of actuarial loss	16	3	5	2	2	1	2	1
Amortization of prior service credit	(4)	—	—	—	—	—	—	(2)
Amortization of settlement charges	6	3	1	1	1	—	—	1
Net periodic pension costs	$(22)	$(3)	$(16)	$(5)	$(10)	$—	$(1)	$(1)

	Three Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$28	$9	$8	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	82	19	26	12	14	5	6	2
Expected return on plan assets	(154)	(41)	(55)	(25)	(29)	(6)	(10)	(5)
Amortization of actuarial loss	9	2	2	1	1	—	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	—	(1)
Amortization of settlement charges	17	5	7	6	—	2	—	2
Net periodic pension costs	$(21)	$(6)	$(12)	$(1)	$(11)	$2	$(2)	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Nine Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$80	$27	$23	$14	$9	$2	$4	$3
Interest cost on projected benefit obligation	247	59	77	34	43	12	19	8
Expected return on plan assets	(447)	(114)	(165)	(73)	(90)	(17)	(30)	(15)
Amortization of actuarial loss	46	10	14	6	6	2	4	3
Amortization of prior service credit	(10)	—	—	—	—	—	(1)	(5)
Amortization of settlement charges	19	9	5	4	2	—	1	3
Net periodic pension costs	$(65)	$(9)	$(46)	$(15)	$(30)	$(1)	$(3)	$(3)

	Nine Months Ended September 30, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$85	$28	$24	$15	$10	$2	$4	$3
Interest cost on projected benefit obligation	247	59	78	36	42	13	19	7
Expected return on plan assets	(462)	(122)	(163)	(75)	(87)	(19)	(31)	(15)
Amortization of actuarial loss	25	6	7	4	3	1	3	2
Amortization of prior service credit	(10)	—	—	—	—	—	(1)	(5)
Amortization of settlement charges	26	9	9	8	1	2	1	4
Net periodic pension costs	$(89)	$(20)	$(45)	$(12)	$(31)	$(1)	$(5)	$(4)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2025, and 2024.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2025, and 2024.
17. INCOME TAXES
The IRA established transferability markets for tax credits including nuclear PTCs, solar PTCs and ITCs. In April 2025, agreements were executed for the sale of approximately $643 million in net tax credits under the IRA. The sale primarily includes estimated nuclear PTCs of $478 million at Duke Energy Carolinas and $69 million at Duke Energy Progress, as well as estimated solar PTCs of $58 million at Duke Energy Florida to be earned through the end of 2025. Proceeds for the sale of the nuclear PTCs are expected to be received in November 2025. Receivables related to Duke Energy Carolinas' nuclear PTC sales were $382 million as of September 30, 2025, and are classified in Other within Current Assets on the Condensed Consolidated Balance Sheets.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which among other things, modified tax legislation affecting clean energy tax credits. While transferability was preserved for tax credits established by the IRA, including the nuclear PTC, which remains available through 2032, the legislation phases out or terminates certain tax credits sooner than previously scheduled. To remain eligible for the PTC or ITC, solar and wind facilities must be placed in service by December 31, 2027, unless construction begins by July 4, 2026. For other types of facilities, the credits continue to be available at full value if construction begins by December 31, 2033, although there are new prohibited foreign entity restrictions. The OBBBA did not change the federal corporate income tax rate and did not require the remeasurement of deferred tax assets or liabilities. While Duke Energy does not expect material current year impacts to the results of operations, financial position or cash flows for the Duke Energy Registrants as a result of the OBBBA being signed into law in the third quarter of 2025, the Company will continue to evaluate the future impact of this tax law change as additional information and guidance becomes available.

FINANCIAL STATEMENTS	INCOME TAXES
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Duke Energy	10.8%	11.2%	11.2%	12.5%
Duke Energy Carolinas	6.9%	7.7%	7.8%	9.8%
Progress Energy	15.9%	16.1%	15.9%	16.4%
Duke Energy Progress	13.1%	12.9%	13.4%	14.1%
Duke Energy Florida	19.5%	20.5%	19.4%	19.9%
Duke Energy Ohio	14.3%	11.9%	16.3%	15.8%
Duke Energy Indiana	12.6%	15.7%	12.8%	16.3%
Piedmont	24.0%	29.4%	18.7%	18.4%
The decrease in the ETR for Duke Energy for the nine months ended September 30, 2025, was primarily due to an increase in the amortization of nuclear PTCs and investment tax credits.
The decrease in the ETR for Duke Energy Carolinas for the nine months ended September 30, 2025, was primarily due to an increase in the amortization of nuclear PTCs and investment tax credits.
The decrease in the ETR for Duke Energy Florida for the three months ended September 30 2025, was primarily due to an increase in solar PTCs.
The increase in the ETR for Duke Energy Ohio for the three months ending September 30, 2025, was primarily due to a decrease in certain favorable tax credits.
The decrease in the ETR for Duke Energy Indiana for the three and nine months ended September 30, 2025, was primarily due to an increase in the amortization of EDIT.
The decrease in the ETR for Piedmont for the three months ending September 30, 2025, was primarily due to AFUDC equity and the amortization of EDIT in relation to higher pretax losses.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2025, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
In August 2025, we entered into an investment agreement to receive $6 billion in exchange for a 19.7% indirect investment in Duke Energy Florida. Subject to regulatory approvals, the transaction is expected to be completed through a series of closings starting in 2026 through mid-2028. In July 2025, we announced the sale of Piedmont’s Tennessee business to Spire Inc. for $2.48 billion. Subject to regulatory approvals, we expect to complete the Piedmont transaction on March 31, 2026. Proceeds from both transactions will support Duke Energy’s expanded capital plan and replaces certain originally planned long-term debt and common equity issuances through 2029.
Both of these transactions, along with our unwavering focus on operational excellence and value creation, demonstrate our continued ability to meet the unprecedented long-term growth anticipated across our service territories. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further information.
Building a Smarter Energy Future. During the nine months ended September 30, 2025, we continued to move our regulatory strategy forward and execute on investments for building a smarter energy future while maintaining our focus on safety and operational excellence, our customers, growth of our business as well as the engagement and empowerment of our employees. These priorities enable us to provide strong, sustainable value for our employees, customers, communities and shareholders.
•In January 2025, Piedmont and Duke Energy Indiana received constructive orders on their general rate cases from the NCUC and IURC, respectively. New rates were effective in November 2024 for Piedmont and late February 2025 for Duke Energy Indiana. New rates were also effective in January 2025 for Duke Energy Florida's new three-year rate plan. In June 2025, Duke Energy Progress filed a South Carolina base rate case and Duke Energy Kentucky filed a natural gas base rate case. In July 2025, Duke Energy Carolinas filed a South Carolina base rate case. In October 2025, Duke Energy Kentucky received a constructive order on its electric base rate case filed last December and Duke Energy Progress reached a comprehensive settlement in its South Carolina base rate case. Our regulatory efforts continue to focus on securing critical investments for reliable customer service while ensuring timely cost recovery across our service territories.
•In October 2025, Duke Energy Progress received an order from the NCUC granting the CPCN for the second CC unit in Person County and Duke Energy Indiana received an order from the IURC granting the CPCN for the Cayuga CC project. Also in October 2025, Duke Energy Carolinas filed for a CECPCN with the PSCSC for a new CC unit in Anderson County, South Carolina. These advanced natural gas plants, along with our planned CTs, will provide critical generation as we continue to modernize our energy infrastructure in the coming years.
•We reached key milestones to recover costs related to critical storm restoration activities from the 2024 historic storm season while also seeking to minimize customer bill impacts resulting from hurricanes Debby, Helene and Milton. In February 2025, the FPSC voted to approve Duke Energy Florida's storm cost recovery of approximately $1.1 billion over 12 months beginning in March 2025. During 2025, Duke Energy Carolinas and Duke Energy Progress reached constructive settlements in Phase 2 proceedings and financing orders have been issued by both the NCUC and PSCSC. In September 2025, we issued North Carolina storm recovery bonds and expect to securitize the related South Carolina storm costs by the end of 2025.
•Our nuclear sites continue to positively impact the customers we serve by safely producing clean, reliable and low-cost electricity, as well as providing economic benefits for our local communities that includes thousands of well-paying jobs and significant tax benefits. During 2025, we continue to sell nuclear PTCs to further reduce the cost of electricity for our customers. Additionally, in March 2025, the NRC issued a subsequent license renewal for Oconee that allows an additional 20 years of operation through 2054. Oconee is the first Duke Energy nuclear facility to reach this significant approval milestone to permit extension of its operations to 80 years. In April 2025, we submitted an application to the NRC for Robinson to extend the plant's operations an additional 20 years through 2050.
•In July 2025, Duke Energy Carolinas filed its final license application with the FERC to extend the operating license for the Bad Creek Pumped Storage Hydroelectric Station. Located in South Carolina, Bad Creek is designed to produce significant amounts of energy when our customers need it most, performing a vital role on the company's system since 1991. If approved, the application would extend plant operations for an additional 50 years through 2077.

MD&A	DUKE ENERGY
•In August 2025, we filed applications with the NCUC, PSCSC and FERC to combine our utilities that operate in the Carolinas, by which Duke Energy Progress will merge into Duke Energy Carolinas. This proposed transaction would result in a single electric utility serving our North Carolina and South Carolina service territories. The single utility’s ability to plan, execute and operate resources more efficiently is expected to result in substantial cost savings to benefit customers by reducing the overall costs to serve. The targeted effective date is January 1, 2027, subject to regulatory approvals.
Operational Excellence. In June 2025, as the summer's first heat wave brought triple-digit temperatures to parts of North Carolina and South Carolina, our customers set a new summertime record for electricity usage, surpassing the previous summertime record set in July 2024. We maintain our focus on operational excellence and prepare for extreme weather by identifying potential risks, effectively maintaining adequate short-term planning reserves, leveraging outage scheduling optimization and controlling planned and emergent equipment issues.
Economic Development. In June 2025, the governor of North Carolina announced Amazon is planning to invest an estimated $10 billion to launch a new high-tech cloud computing and artificial intelligence innovation campus in Richmond County, North Carolina. The site selected for this project was included in Duke Energy's Site Readiness Program in 2019, a program that helps state, regional and local economic development partners increase the competitiveness of potential industrial land. These new data centers will be located in Duke Energy Progress' service territory and the investment is expected to be among the largest in North Carolina's history, a testament to the impactful and ongoing work of continuing to bring economic development success to the vibrant communities we proudly serve.
See Notes 4 and 17 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," for additional information.
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
Storm Cost Recovery
From August through October 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. Hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Appropriate storm cost recovery mechanisms are in place to track and recover incremental costs from such events. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude has resulted in incremental financing needs until cost recovery occurs and may impact the near-term results of operations, financial position or cash flows of the impacted registrants. Regulatory filings have been made for recovery of storm costs across all jurisdictions and full recovery is expected by early 2026. For more information related to storm costs, regulatory asset deferrals and financing activities, see "Liquidity and Capital Resources" and Notes 4, 6 and 13 to the Condensed Consolidated Financial Statements, "Regulatory Matters," "Debt and Credit Facilities" and Variable Interest Entities."
EPA Regulations of GHG Emissions
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Duke Energy is analyzing the potential impacts the rules could have on the Company, which could be material and may influence the timing, nature and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in legal challenges to the final rules. In June 2025, the EPA proposed to repeal EPA Rule 111 as well as an alternative proposal for a narrower set of requirements. For more information, see "Other Matters."
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and supplies, including potential restrictions on the trade of certain rare earth materials and technologies used in electric utility infrastructure. Public policy outcomes, including potential impacts from new or escalating tariffs or other actions from federal executive orders, federal legislation or other rulemakings, could disrupt or impact Duke Energy's supply chain, future financial results, capital plan execution or the ability to execute on the Company's vision for a smarter energy future.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2025. As of this date, all of the Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. While no goodwill impairment charges have been recorded in the accompanying Condensed Consolidated Statements of Operations, the potential for deteriorating economic conditions impacting GU&I's future cash flows or equity valuations of peer companies could impact the estimated fair value of GU&I, and goodwill impairment charges could be recorded in the future.

MD&A	MATTERS IMPACTING FUTURE RESULTS
Minority Interest in Florida Progress
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement for Florida Progress to receive $6 billion in exchange for a 19.7% indirect investment in Duke Energy Florida. The transaction is subject to the satisfaction of certain customary conditions described in the investment agreement, including receipt of the approval of the FERC and completion of review by CFIUS, as well as approval, or a determination that the transaction does not require approval, by the NRC. The transaction is expected to be completed through a series of closings through June 30, 2028. Termination of the transaction under certain specified circumstances could require the investor to pay a $240 million termination fee to Progress Energy and result in Duke Energy seeking alternative funding sources through 2029, including additional long-term debt and common equity issuances. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, “Dispositions.”
Sale of Piedmont's Tennessee Business
In July 2025, Piedmont entered into a purchase agreement to sell Piedmont’s Tennessee business. Completion of the transaction is subject to customary closing conditions, including approval from the TPUC and expiration or termination of the applicable waiting period under the HSR. The HSR waiting period for the transaction expired in September 2025. There is no assurance of the transaction as failure to obtain related approvals or to satisfy conditions in the purchase agreement could result in termination of the transaction. The purchase agreement contains termination rights and Spire Inc. may be required to pay a termination fee equal to 6.5% of the purchase price under certain circumstances that result in termination of the transaction. Termination of the purchase agreement could also result in Duke Energy seeking alternative funding sources for its 2025-2029 capital and investment expenditures plan, including additional long-term debt and common equity issuances. Completion of the transaction could impact the operating revenues and profitability of Piedmont, including potential recognition of a gain on sale. In the third quarter of 2025, Duke Energy and Piedmont reclassified the Piedmont Tennessee Disposal Group to assets held for sale. For additional information, see Note 2 to the Condensed Consolidated Financial Statements, “Dispositions.”
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
Three Months Ended September 30, 2025, as compared to September 30, 2024
GAAP reported EPS was $1.81 for the three months ended September 30, 2025, compared to $1.60 for the three months ended September 30, 2024. In addition to the drivers below, GAAP reported EPS increased primarily due to the net impact of charges related to nonrecurring customer billing adjustments in the prior year and charges related to the redemption of Series B Preferred Stock in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $1.81 for the three months ended September 30, 2025, compared to $1.62 for the three months ended September 30, 2024. The increase in adjusted EPS was primarily due to the implementation of new rates and riders, along with higher sales volumes, partially offset by higher interest expense, milder weather, and higher depreciation and property taxes on a growing asset base.

MD&A	DUKE ENERGY
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended September 30,
	2025		2024
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,407	$1.81	$1,226	$1.60
Adjustments:
System Post-Implementation Costs(a)	—	—	16	0.02
Preferred Redemption Costs(b)	—	—	16	0.02
Discontinued Operations(c)	—	—	(22)	(0.03)
Adjusted Earnings/Adjusted EPS	$1,407	$1.81	$1,236	$1.62
Note: Total EPS may not foot due to rounding.
(a)Net of $5 million tax benefit. $17 million recorded within Operating Revenues, $1 million recorded within Operations, maintenance and other and $3 million recorded within Other Income and expenses.
(b)    Recorded within Preferred Redemption Costs.
(c)    Recorded in Income (Loss) from Discontinued Operations, net of tax.
Nine Months Ended September 30, 2025, as compared to September 30, 2024
GAAP Reported EPS was $4.81 for the nine months ended September 30, 2025, compared to $4.17 for the nine months ended September 30, 2024. In addition to the drivers below, GAAP reported EPS increased primarily due to impairments related to the 2024 South Carolina rate case in the prior year, the net impact of charges related to nonrecurring customer billing adjustments in the prior year and charges related to the redemption of Series B Preferred Stock in the prior year.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $4.81 for the nine months ended September 30, 2025, compared to $4.24 for the nine months ended September 30, 2024. The increase in adjusted EPS was primarily due to the implementation of new rates and riders, along with higher retail sales volumes, partially offset by higher interest expense, operation and maintenance expense, and depreciation and property taxes on a growing asset base.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2025		2024
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$3,743	$4.81	$3,211	$4.17
Adjustments:
Regulatory Matters(a)	—	—	25	0.03
System Post-Implementation Costs(b)	—	—	16	0.02
Preferred Redemption Costs(c)	—	—	16	0.02
Discontinued Operations(d)	1	—	(9)	(0.01)
Adjusted Earnings/Adjusted EPS	$3,744	$4.81	$3,259	$4.24
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
(c)     Recorded within Preferred Redemption Costs.
(d)    Recorded in Income (Loss) from Discontinued Operations, net of tax.
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Operating Revenues	8,180	$7,852	$328	$22,365	$21,475	$890
Operating Expenses
Fuel used in electric generation and purchased power	2,309	2,664	(355)	6,326	7,266	(940)
Operation, maintenance and other	1,728	1,387	341	4,746	3,965	781
Depreciation and amortization	1,448	1,352	96	4,184	3,823	361
Property and other taxes	394	345	49	1,143	1,033	110
Impairment of assets and other charges	(1)	(5)	4	(2)	38	(40)
Total operating expenses	5,878	5,743	135	16,397	16,125	272
Gains on Sales of Other Assets and Other, net	12	2	10	21	9	12
Operating Income	2,314	2,111	203	5,989	5,359	630
Other Income and Expenses, net	164	129	35	461	401	60
Interest Expense	522	514	8	1,587	1,501	86
Income Before Income Taxes	1,956	1,726	230	4,863	4,259	604
Income Tax Expense	264	244	20	653	631	22
Less: Net Income Attributable to Noncontrolling Interest	34	31	3	82	66	16
Segment Income	$1,658	$1,451	$207	$4,128	$3,562	$566

Duke Energy Carolinas GWh sales	25,316	24,848	468	71,042	69,720	1,322
Duke Energy Progress GWh sales	18,871	19,131	(260)	54,114	52,473	1,641
Duke Energy Florida GWh sales	13,038	13,423	(385)	33,832	34,124	(292)
Duke Energy Ohio GWh sales	6,951	6,804	147	18,729	18,494	235
Duke Energy Indiana GWh sales	8,704	8,550	154	24,566	23,541	1,025
Total Electric Utilities and Infrastructure GWh sales	72,880	72,756	124	202,283	198,352	3,931
Net proportional MW capacity in operation				55,270	54,416	854
Three Months Ended September 30, 2025, as compared to September 30, 2024
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions and higher weather-normal retail sales volumes, partially offset by higher operation and maintenance and depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $286 million increase in storm recovery revenues at Duke Energy Florida;
•a $238 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Florida and Duke Energy Progress;
•a $94 million increase in weather-normal retail sales volumes; and
•a $22 million increase in other revenues primarily due to higher transmission revenues across all jurisdictions.
Partially offset by:
•a $329 million decrease in fuel revenues primarily due to net lower rates in the current year.
Operating Expenses. The variance was driven primarily by:
•a $341 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida, increased costs related to customer products and services programs at Duke Energy Carolinas, higher plant maintenance at Duke Energy Indiana and higher employee-related expenses across all jurisdictions, partially offset by lower storm costs in the current year at Duke Energy Progress, Duke Energy Carolinas and Duke Energy Ohio;
•a $96 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions and higher depreciation rates driven by rate cases; and
•a $49 million increase in property and other taxes due to a higher base on which property taxes are levied and higher sales and use tax refunds in the prior year at Duke Energy Carolinas and Duke Energy Progress.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Partially offset by:
•a $355 million decrease in fuel used in electric generation and purchased power primarily due to higher recovery of fuel expense in the prior year at Duke Energy Carolinas and Duke Energy Progress and lower fuel cost recovery and lower purchased power driven by the expiration of contracts in the prior year at Duke Energy Florida, partially offset by higher fuel costs and purchased power at Duke Energy Ohio.
Other Income and Expense. The increase was primarily driven by higher AFUDC equity base and rates compared to the prior year across all jurisdictions.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of nuclear PTCs, investment tax credits and EDIT. The ETRs for the three months ended September 30, 2025, and 2024, were 13.5% and 14.1%, respectively.
Nine Months Ended September 30, 2025, as compared to September 30, 2024
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, higher weather-normal retail sales volumes and higher transmission revenues, partially offset by higher operation and maintenance and depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $735 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Florida and Duke Energy Progress;
•a $550 million increase in storm recovery revenues at Duke Energy Florida;
•a $244 million increase in weather-normal retail sales volumes;
•a $112 million increase in rider revenues primarily due to the SPP at Duke Energy Florida, the North Carolina Municipal Power Agency (NCEMPA) rider at Duke Energy Progress, as well as the Uncollectible Expense Riders and Distribution Capital Investment Rider and higher OVEC rider collections and OVEC sales into PJM at Duke Energy Ohio;
•an $82 million increase in other revenues due to higher transmission revenues across all jurisdictions and higher Clean Energy Connection subscription revenues at Duke Energy Florida; and
•a $60 million increase in retail sales due to favorable weather compared to prior year.
Partially offset by:
•a $978 million decrease in fuel revenues primarily due to net lower rates in the current year, partially offset by higher volumes.
Operating Expenses. The variance was driven primarily by:
•a $781 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida, increased litigation and environmental costs, as well as joint owner reimbursements in the prior year at Duke Energy Carolinas, an increase in TDSIC rider amortizations at Duke Energy Indiana, increased customer products and services program costs and higher employee-related expenses across all jurisdictions, partially offset by lower storm costs in the current year at Duke Energy Progress, Duke Energy Carolinas and Duke Energy Florida;
•a $361 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions and higher depreciation rates driven by rate cases; and
•a $110 million increase in property and other taxes due to a higher base on which property taxes are levied.
Partially offset by:
•a $940 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power driven by the expiration of contracts in the prior year at Duke Energy Florida and higher recovery of fuel expense in the prior year at Duke Energy Carolinas, partially offset by higher fuel costs and purchased power at Duke Energy Progress and Duke Energy Ohio; and
•a $40 million decrease in impairment of assets and other charges primarily related to the 2024 South Carolina rate case order in the prior year at Duke Energy Carolinas and Duke Energy Progress.
Other Income and Expense. The increase was primarily driven by higher AFUDC equity base and rates compared to the prior year across all jurisdictions.
Interest Expense. The increase was primarily driven by higher outstanding debt balances, current year return on deferred nuclear PTC liability, absence of prior year return on deferred South Carolina grid costs, partially offset by lower intercompany interest expense and current year return on deferred storm costs at Duke Energy Carolinas and Duke Energy Progress.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, mostly offset by an increase in the amortization of nuclear PTCs, investment tax credits and EDIT. The ETRs for the nine months ended September 30, 2025, and 2024, were 13.4% and 14.8%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of nuclear PTCs and investment tax credits.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Operating Revenues	$394	$332	$62	$2,027	$1,615	$412
Operating Expenses
Cost of natural gas	110	70	40	642	380	262
Operation, maintenance and other	125	113	12	379	359	20
Depreciation and amortization	106	100	6	325	294	31
Property and other taxes	41	36	5	129	120	9
Total operating expenses	382	319	63	1,475	1,153	322
Operating Income	12	13	(1)	552	462	90
Other Income and Expenses, net	19	15	4	51	49	2
Interest Expense	67	67	—	197	189	8
(Loss) Income Before Income Taxes	(36)	(39)	3	406	322	84
Income Tax (Benefit) Expense	(10)	(14)	4	77	57	20
Segment Income	$(26)	$(25)	$(1)	$329	$265	$64

Piedmont LDC throughput (dekatherms)	150,368,042	162,163,516	(11,795,474)	457,572,934	453,695,306	3,877,628
Duke Energy Midwest LDC throughput (Mcf)	9,505,511	9,607,415	(101,904)	63,843,944	55,774,760	8,069,184
Three Months Ended September 30, 2025, as compared to September 30, 2024
GU&I’s results were impacted primarily by margin growth, partially offset by higher operations, maintenance and other. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $52 million increase in cost of natural gas revenues primarily due to higher commodity prices; and
•a $7 million increase due to higher pricing from the 2024 Piedmont North Carolina rate case.
Operating Expenses. The variance was driven primarily by:
•a $40 million increase in the cost of natural gas due primarily to higher commodity prices, partially offset by lower storage balancing charges in the current year; and
•a $12 million increase in operations, maintenance and other primarily due to higher customer information technology (IT) system costs.
Income Tax (Benefit) Expense. The decrease in the tax benefit was primarily due to a decrease in pretax losses and the amortization of EDIT. The ETRs for the three months ended September 30, 2025, and 2024, were 27.8% and 35.9%, respectively. The decrease in the ETR was primarily due to AFUDC equity and the amortization of EDIT in relation to pretax losses.
Nine Months Ended September 30, 2025, as compared to September 30, 2024
GU&I’s results were impacted primarily by higher revenues from the 2024 Piedmont North Carolina rate case, partially offset by higher depreciation and amortization. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $274 million increase in cost of natural gas revenues primarily due to higher commodity prices;
•a $92 million increase due to higher pricing from the 2024 Piedmont North Carolina rate case; and
•a $21 million increase in Midwest rider revenue.
Operating Expenses. The variance was driven primarily by:
•a $262 million increase in the cost of natural gas primarily due to higher commodity prices, partially offset by lower storage balancing charges in the current year;
•a $31 million increase in depreciation and amortization primarily due to higher depreciable base, partially offset by lower Tennessee depreciation due to assets meeting the held for sale criteria; and
•a $20 million increase in operations, maintenance and other primarily due to higher customer IT system costs and employee-related expenses.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Income Tax (Benefit) Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the nine months ended September 30, 2025, and 2024, were 19.0% and 17.7%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Operating Revenues	$40	$42	$(2)	$122	$120	$2
Operating Expenses	43	31	12	187	157	30
Gains on Sales of Other Assets and Other, net	5	5	—	16	16	—
Operating Income (Loss)	2	16	(14)	(49)	(21)	(28)
Other Income and Expenses, net	40	72	(32)	102	218	(116)
Interest Expense	332	321	11	968	921	47
Loss Before Income Taxes	(290)	(233)	(57)	(915)	(724)	(191)
Income Tax Benefit	(79)	(66)	(13)	(243)	(207)	(36)
Less: Preferred Dividends	14	39	(25)	41	92	(51)
Less: Preferred Redemption Costs	—	16	(16)	—	16	(16)
Net Loss	$(225)	$(222)	$(3)	$(713)	$(625)	$(88)
Three Months Ended September 30, 2025, as compared to September 30, 2024
Other's results were primarily driven by lower interest income and higher interest expense, partially offset by impacts from the redemption of the Company’s Series B Preferred Stock in the prior year.
Operating Expenses. The increase was driven by accrued reserves released in the prior year.
Other Income and Expenses, net. The decrease was primarily driven by lower money pool interest income.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses. The ETRs for the three months ended September 30, 2025, and 2024, were 27.2% and 28.3%, respectively. The decrease in the ETR was primarily due to lower state tax benefits and tax impacts related to the NMC investment.
Preferred Dividends. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
Preferred Redemption Costs. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Other's results were primarily driven by lower interest income, higher interest expense and lower equity earnings from the NMC investment, partially offset by impacts from the redemption of the Company’s Series B Preferred Stock in the prior year.
Operating Expenses. The increase was driven by higher captive insurance losses due to claims experience and accrued reserves released in the prior year, partially offset by contributions to the Duke Energy Foundation in the prior year.
Other Income and Expenses, net. The decrease was primarily driven by lower money pool interest income, lower equity earnings from the NMC investment and lower return on investments that fund certain employee benefit obligations.
Interest Expense. The increase was primarily due to higher outstanding long-term debt balances and higher money pool interest expense, partially offset by lower short-term commercial paper borrowings.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses. The ETRs for the nine months ended September 30, 2025, and 2024, were 26.6% and 28.6%, respectively. The decrease in the ETR was primarily due to lower state tax benefits and tax impacts related to the NMC investment.
Preferred Dividends. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
Preferred Redemption Costs. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Income (Loss) From Discontinued Operations, net of tax	$—	$25	$(25)	$(1)	$12	$(13)
Three Months Ended September 30, 2025, as compared to September 30, 2024
The variance was primarily driven by prior year operating results related to the Commercial Renewables Disposal Groups.

MD&A	SEGMENT RESULTS — DISCONTINUED OPERATIONS
Nine Months Ended September 30, 2025, as compared to September 30, 2024
The variance was primarily driven by prior year operating results related to the Commercial Renewables Disposal Groups.
DUKE ENERGY CAROLINAS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2025	2024	Variance
Operating Revenues	$7,387	$7,411	$(24)
Operating Expenses
Fuel used in electric generation and purchased power	2,080	2,531	(451)
Operation, maintenance and other	1,471	1,358	113
Depreciation and amortization	1,402	1,306	96
Property and other taxes	283	271	12
Impairment of assets and other charges	—	32	(32)
Total operating expenses	5,236	5,498	(262)
Gains on Sales of Other Assets and Other, net	6	1	5
Operating Income	2,157	1,914	243
Other Income and Expenses, net	187	181	6
Interest Expense	584	537	47
Income Before Income Taxes	1,760	1,558	202
Income Tax Expense	138	153	(15)
Net Income	$1,622	$1,405	$217
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	3.3%
Commercial sales	—%
Industrial sales	(1.2)%
Wholesale power sales	3.5%
Joint dispatch sales	23.0%
Total sales	1.9%
Average number of customers	1.9%
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $462 million decrease in fuel revenues due to lower fuel rates, partially offset by higher volumes, including JDA sales.
Partially offset by:
•a $279 million increase due to higher pricing from the 2024 South Carolina rate case and Year 2 of the North Carolina MYRP;
•a $107 million increase in weather-normal retail sales volumes;
•a $29 million increase in retail sales due to improved weather compared to prior year; and
•an $11 million increase in transmission revenues due to network demand and rates.
Operating Expenses. The variance was driven primarily by:
•a $451 million decrease in fuel used in electric generation and purchased power primarily due to the increased recovery of fuel cost in the prior year, partially offset by higher purchased power costs, including JDA, natural gas prices and volumes; and
•a $32 million decrease in impairment of assets and other charges primarily related to the 2024 South Carolina rate case order in the prior year.

MD&A	DUKE ENERGY CAROLINAS
Partially offset by:
•a $113 million increase in operation, maintenance and other primarily due to increased costs related to customer products and services programs, litigation and environmental costs and higher employee-related expenses, partially offset by lower storm costs in the current year; and
•a $96 million increase in depreciation and amortization primarily due to higher net amortizations and depreciation rates driven by the 2024 South Carolina rate case and Year 2 of the North Carolina MYRP.
Interest Expense. The increase was primarily due to higher outstanding debt balances, current year return on deferred nuclear production tax credit liability and absence of prior year return on deferred South Carolina grid costs, partially offset by current year return on deferred storm costs.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs, investment tax credits and EDIT, partially offset by an increase in pretax income.
PROGRESS ENERGY
Results of Operations

	Nine Months Ended September 30,
(in millions)	2025	2024	Variance
Operating Revenues	$11,110	$10,445	$665
Operating Expenses
Fuel used in electric generation and purchased power	3,306	3,729	(423)
Operation, maintenance and other	2,475	1,869	606
Depreciation and amortization	1,910	1,795	115
Property and other taxes	548	494	54
Impairment of assets and other charges	(2)	6	(8)
Total operating expenses	8,237	7,893	344
Gains on Sales of Other Assets and Other, net	19	20	(1)
Operating Income	2,892	2,572	320
Other Income and Expenses, net	209	178	31
Interest Expense	830	796	34
Income Before Income Taxes	2,271	1,954	317
Income Tax Expense	361	320	41
Net Income	$1,910	$1,634	$276
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $550 million increase in storm recovery revenues at Duke Energy Florida;
•a $253 million increase due to higher pricing from the 2024 Duke Energy Florida rate case and Duke Energy Progress Year 2 of the North Carolina MYRP;
•a $90 million increase in rider revenues primarily due to higher rates for the SPP at Duke Energy Florida and NCEMPA rider at Duke Energy Progress;
•an $83 million increase in weather-normal retail sales volumes; and
•a $61 million increase in other revenues due to higher transmission revenues at Duke Energy Florida and Duke Energy Progress and higher Clean Energy Connection subscription revenues at Duke Energy Florida.
Partially offset by:
•a $422 million decrease in fuel revenues primarily due to lower fuel and capacity rates billed to retail customers at Duke Energy Florida and lower retail fuel rates at Duke Energy Progress, partially offset by an increase in fuel volumes at Duke Energy Progress.

MD&A	PROGRESS ENERGY
Operating Expenses. The variance was driven primarily by:
•a $606 million increase in operation, maintenance and other primarily due to higher storm amortization at Duke Energy Florida and increased costs related to customer products and services and higher employee-related expenses, partially offset by lower storm costs in the current year at Duke Energy Progress;
•a $115 million increase in depreciation and amortization due to higher depreciable base at Duke Energy Florida and Duke Energy Progress and Year 2 of the North Carolina MYRP at Duke Energy Progress; and
•a $54 million increase in property and other taxes primarily due to higher base upon which property taxes are levied at Duke Energy Florida and Duke Energy Progress.
Partially offset by:
•a $423 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power costs driven by the expiration of contracts in the prior year at Duke Energy Florida and increased recovery of fuel cost in the prior year at Duke Energy Progress, partially offset by higher volumes and higher natural gas prices.
Other Income and expenses, net. The increase was primarily due to higher AFUDC equity rate and base compared to the prior year and intercompany interest income at Duke Energy Progress.
Interest Expense. The increase was primarily due to higher outstanding debt balances at Duke Energy Progress and Duke Energy Florida, partially offset by lower intercompany interest expense and current year return on deferred storm costs at Duke Energy Progress.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in solar PTCs.
DUKE ENERGY PROGRESS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2025	2024	Variance
Operating Revenues	$5,612	$5,338	$274
Operating Expenses
Fuel used in electric generation and purchased power	1,928	1,896	32
Operation, maintenance and other	1,100	1,077	23
Depreciation and amortization	1,049	999	50
Property and other taxes	159	144	15
Impairment of assets and other charges	(2)	6	(8)
Total operating expenses	4,234	4,122	112
Gains on Sales of Other Assets and Other, net	1	2	(1)
Operating Income	1,379	1,218	161
Other Income and Expenses, net	142	107	35
Interest Expense	392	370	22
Income Before Income Taxes	1,129	955	174
Income Tax Expense	151	135	16
Net Income	$978	$820	$158
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2025
Residential sales	5.1%
Commercial sales	2.0%
Industrial sales	1.8%
Wholesale power sales	4.9%
Joint dispatch sales	0.4%
Total sales	3.1%
Average number of customers	1.7%

MD&A	DUKE ENERGY PROGRESS
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $94 million increase due to higher pricing from Year 2 of the North Carolina MYRP;
•a $60 million increase in weather-normal retail sales volumes;
•a $26 million increase in rider revenues primarily due to the NCEMPA rider;
•a $26 million increase in fuel revenues due to higher fuel volumes, partially offset by lower retail fuel rates;
•a $21 million increase in wholesale revenues, net of fuel, due to higher capacity volumes; and
•a $15 million increase due to transmission revenues from higher network demand and rates.
Operating Expenses. The variance was driven primarily by:
•a $50 million increase in depreciation and amortization primarily due to Year 2 of the North Carolina MYRP and higher depreciable base;
•a $32 million increase in fuel used in electric generation and purchased power primarily due to higher volumes, including JDA purchases, and natural gas prices, partially offset by increased recovery of fuel cost in the prior year; and
•a $23 million increase in operation, maintenance and other primarily due to increased costs related to customer products and services and higher employee-related expenses, partially offset by lower storm costs in the current year.
Other Income and expenses, net. The increase was primarily due to higher AFUDC equity rate and base compared to the prior year and intercompany interest income.
Interest Expense. The increase was primarily due to higher outstanding debt balances, partially offset by lower intercompany interest expense and the current year return on deferred storm costs.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT and higher AFUDC equity.
DUKE ENERGY FLORIDA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2025	2024	Variance
Operating Revenues	$5,486	$5,092	$394
Operating Expenses
Fuel used in electric generation and purchased power	1,378	1,833	(455)
Operation, maintenance and other	1,365	779	586
Depreciation and amortization	861	796	65
Property and other taxes	389	350	39
Total operating expenses	3,993	3,758	235
Gains on Sales of Other Assets and Other, net	2	2	—
Operating Income	1,495	1,336	159
Other Income and Expenses, net	67	67	—
Interest Expense	352	339	13
Income Before Income Taxes	1,210	1,064	146
Income Tax Expense	235	212	23
Net Income	$975	$852	$123
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

Increase (Decrease) over prior period	2025
Residential sales	1.4%
Commercial sales	0.4%
Industrial sales	(3.0)%
Wholesale power sales	(21.2)%
Total sales	(0.9)%
Average number of customers	1.4%

MD&A	DUKE ENERGY FLORIDA
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $550 million increase in storm recovery revenues;
•a $159 million increase due to higher pricing from the 2024 Florida rate case;
•a $64 million increase in rider revenues primarily due to higher rates for the SPP;
•a $46 million increase in other revenues due to higher transmission revenues primarily from higher demand and rates and Clean Energy Connection subscription revenues; and
•a $23 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $448 million decrease in fuel revenues primarily due to lower fuel and capacity rates; and
•a $25 million decrease in wholesale base revenues primarily due to lower capacity volumes.
Operating Expenses. The variance was driven primarily by:
•a $586 million increase in operation, maintenance and other primarily due to higher storm amortization;
•a $65 million increase in depreciation and amortization primarily due to higher depreciable base; and
•a $39 million increase in property and other taxes primarily due to higher base upon which property taxes are levied and higher gross receipts tax driven by higher revenues.
Partially offset by:
•a $455 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power costs driven by the expiration of contracts in the prior year, partially offset by higher fuel costs driven by higher natural gas prices.
Interest Expense. The increase was primarily driven by higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in solar PTCs.
DUKE ENERGY OHIO
Results of Operations

	Nine Months Ended September 30,
(in millions)	2025	2024	Variance
Operating Revenues
Regulated electric	$1,546	$1,431	$115
Regulated natural gas	553	460	93
Total operating revenues	2,099	1,891	208
Operating Expenses
Fuel used in electric generation and purchased power	485	416	69
Cost of natural gas	148	100	48
Operation, maintenance and other	366	378	(12)
Depreciation and amortization	353	297	56
Property and other taxes	326	303	23
Total operating expenses	1,678	1,494	184
Operating Income	421	397	24
Other Income and Expenses, net	18	12	6
Interest Expense	150	144	6
Income Before Income Taxes	289	265	24
Income Tax Expense	47	42	5
Net Income	$242	$223	$19

MD&A	DUKE ENERGY OHIO
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2025	2025
Residential sales	2.7%	24.5%
Commercial sales	5.2%	19.8%
Industrial sales	(10.7)%	4.6%
Wholesale electric power sales	3.6%	n/a
Other natural gas sales	n/a	(1.0)%
Total sales	1.3%	14.5%
Average number of customers	0.7%	0.3%
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $102 million increase in fuel-related revenues primarily due to higher natural gas costs passed through to customers and higher full-service retail sales volumes;
•a $33 million increase in retail revenue riders primarily due to the Distribution Capital Investment Rider, Uncollectible Expense Riders and Ohio CEP Rider, partially offset by a decrease in the Distribution Storm Rider;
•a $23 million increase in revenues related to higher OVEC rider collections and OVEC sales into PJM;
•a $20 million increase in weather-normal retail sales volumes; and
•a $13 million increase primarily due to higher pricing from the 2024 Duke Energy Kentucky electric rate case.
Operating Expenses. The variance was driven primarily by:
•a $117 million increase in fuel expense primarily driven by higher retail prices for natural gas and purchased power;
•a $56 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and higher amortization related to the increased collections of the Uncollectible Expense Riders; and
•a $23 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied and higher franchise taxes.
Partially offset by:
•a $12 million decrease in operation, maintenance and other expense primarily due to lower customer charge-offs.
DUKE ENERGY INDIANA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2025	2024	Variance
Operating Revenues	$2,671	$2,342	$329
Operating Expenses
Fuel used in electric generation and purchased power	803	761	42
Operation, maintenance and other	601	510	91
Depreciation and amortization	617	507	110
Property and other taxes	44	37	7
Total operating expenses	2,065	1,815	250
Operating Income	606	527	79
Other Income and Expenses, net	46	44	2
Interest Expense	182	173	9
Income Before Income Taxes	470	398	72
Income Tax Expense	60	65	(5)
Net Income	$410	$333	$77

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	5.5%
Commercial sales	5.3%
Industrial sales	(4.4)%
Wholesale power sales	9.9%
Total sales	4.4%
Average number of customers	1.5%
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $193 million increase primarily due to higher pricing from the 2024 Indiana rate case, net of certain rider revenues moving to base;
•a $61 million increase in fuel revenues primarily due to higher retail fuel rates and non-firm revenues;
•a $38 million increase in weather-normal retail sales volumes; and
•a $14 million increase in retail sales due to improved weather compared to prior year.
Operating Expenses. The variance was driven primarily by:
•a $110 million increase in depreciation and amortization primarily due to higher depreciation rates from the 2024 Indiana rate case;
•a $91 million increase in operation, maintenance and other primarily due to an increase in the amortization of riders, plant maintenance and higher employee-related expenses; and
•a $42 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas costs and purchased power expense, partially offset by lower coal costs.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of EDIT, mostly offset by an increase in pretax income.
PIEDMONT
Results of Operations

	Nine Months Ended September 30,
(in millions)	2025	2024	Variance
Operating Revenues	$1,463	$1,139	$324
Operating Expenses
Cost of natural gas	494	280	214
Operation, maintenance and other	301	267	34
Depreciation and amortization	210	191	19
Property and other taxes	56	47	9
Total operating expenses	1,061	785	276
Operating Income	402	354	48
Other Income and Expenses, net	40	48	(8)
Interest Expense	143	135	8
Income Before Income Taxes	299	267	32
Income Tax Expense	56	49	7
Net Income	$243	$218	$25

MD&A	PIEDMONT
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential deliveries	5.2%
Commercial deliveries	6.2%
Industrial deliveries	1.2%
Power generation deliveries	(0.4)%
For resale	10.7%
Total throughput deliveries	0.9%
Secondary market volumes	77.1%
Average number of customers	1.7%
Nine Months Ended September 30, 2025, as compared to September 30, 2024
Operating Revenues. The variance was driven primarily by:
•a $214 million increase in cost of natural gas revenues primarily due to higher commodity prices; and
•a $92 million increase due to higher pricing from the 2024 North Carolina rate case.
Operating Expenses. The variance was driven primarily by:
•a $214 million increase in the cost of natural gas primarily due to higher commodity prices;
•a $34 million increase in operations, maintenance and other primarily due to higher customer IT system costs, employee-related expenses and Tennessee divestitures fees; and
•a $19 million increase in depreciation and amortization due to higher depreciable base and higher rates due to 2024 North Carolina rate case, partially offset by lower Tennessee depreciation due to assets meeting the held for sale criteria.
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
In 2025, Duke Energy executed several equity forward sales agreements as part of the ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2026. See Note 15 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details.
In March 2025, Duke Energy extended the termination date of its existing Master Credit Facility to March 2030 and increased its capacity from $9 billion to $10 billion. As of September 30, 2025, Duke Energy had $688 million of cash on hand and $7.5 billion available under its Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for the timing and use of final proceeds received in April 2025 from the sale of certain Commercial Renewables assets to affiliates of Brookfield.
In July, Piedmont entered into an agreement with Spire Inc., to sell Piedmont’s Tennessee business for $2.48 billion. Piedmont expects to complete the sale on March 31, 2026, and proceeds are expected to be used for debt reduction at Piedmont and to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further details.
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement for Florida Progress to receive $6 billion in exchange for a 19.7% indirect investment in Duke Energy Florida. The transaction is expected to be completed through a series of closings through June 30, 2028. Proceeds from the minority interest investment are expected to be used to efficiently fund Duke Energy’s growing capital and investment expenditures plan, primarily by displacing certain previously planned issuances of long-term debt and common equity through 2029. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for information on the timing and use of proceeds related to the transaction.
Debt
As discussed in Note 13 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," Duke Energy Carolinas terminated and repaid DERF in January 2025 and Duke Energy Progress terminated and repaid DEPR in March 2025. As a result of these repayments, DERF and DEPR have ceased operations.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
From August through October 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. As discussed in Note 4, to the Condensed Consolidated Financial Statements, "Regulatory Matters," hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude have resulted in incremental financing needs until cost recovery occurs. See "Matters Impacting Future Results" for further details and Note 6 to the Condensed Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding term loans executed in response to these major storm events and storm recovery bonds issued in September 2025.
Additionally, see Note 6 for information related to the Duke Energy (Parent) and Piedmont term loans executed in the third quarter of 2025.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$8,672	$8,951
Investing activities	(9,976)	(9,851)
Financing activities	1,622	990
Net increase in cash, cash equivalents and restricted cash	318	90
Cash, cash equivalents and restricted cash at beginning of period	421	357
Cash, cash equivalents and restricted cash at end of period	$739	$447
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Variance
Net income	$3,865	$3,387	$478
Non-cash adjustments to net income	6,380	4,971	1,409
Contributions to qualified pension plans	—	(100)	100
Payments for asset retirement obligations	(374)	(417)	43
Working capital	(1,595)	720	(2,315)
Other assets and Other liabilities	396	390	6
Net cash provided by operating activities	$8,672	$8,951	$(279)
The variance is primarily driven by:
•a $2,315 million decrease in net working capital amounts, primarily due to lower recovery of fuel costs and the timing of accruals and payments, including payments related to restoration activities from the 2024 storm season.
Partially offset by:
•a $1,887 million increase in net income, after adjustment for non-cash items, primarily due to the implementation of new rates and riders including Duke Energy Florida's storm recovery surcharge, along with higher retail sales volumes, partially offset by higher interest expense, operation and maintenance expense and property taxes; and
•a $100 million increase due to contributions to qualified pension plans in the prior year.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Variance
Capital, investment and acquisition expenditures	$(9,881)	$(9,199)	$(682)
Proceeds from the sales of Commercial Renewables Disposal Groups and other assets	559	—	559
Other investing items	(654)	(652)	(2)
Net cash used in investing activities	$(9,976)	$(9,851)	$(125)
The variance is primarily due to higher capital expenditures within the EU&I segment in the current year, partially offset by proceeds received from the sales of the Commercial Renewables Disposal Groups.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Variance
Issuances of long-term debt, net	$4,806	$4,927	$(121)
Issuances of common stock	16	26	(10)
Redemption of preferred stock	—	(1,000)	1,000
Notes payable, commercial paper and other short-term borrowings	(824)	(515)	(309)
Dividends paid	(2,455)	(2,411)	(44)
Contributions from noncontrolling interests	—	47	(47)
Other financing items	79	(84)	163
Net cash provided by financing activities	$1,622	$990	$632
The variance is primarily due to:
•a $1 billion increase due to the redemption of Series B preferred stock in the prior year.
Partially offset by:
•a $309 million decrease in net borrowings from notes payable and commercial paper.
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
GHG Standards and Guidelines
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of Electric Generators for a Sensible Transition, a coalition of similarly affected utilities, and as a member of a utility trade group. The litigation is currently pending in the U.S. Court of Appeals for the District of Columbia Circuit (the Court). On February 5, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 60-day abeyance to allow time for new EPA leadership to review the issues and EPA Rule 111 to determine how they wish to proceed. On February 19, 2025, the Court granted the EPA’s request. On April 21, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it conducts a new notice-and-comment rulemaking to reconsider the challenged EPA Rule 111. As part of this request, the EPA indicated it intended to issue a final rule by December 2025. On April 25, 2025, the Court granted the EPA’s motion and ordered that the litigation continue to remain in abeyance pending further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal EPA Rule 111 based on a finding that fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of section 111 of the Clean Air Act. The EPA also published an alternative proposal to repeal a narrower set of requirements leaving in place only GHG emission standards for new and reconstructed stationary combustion turbine electric generating units. Comments on the proposed rule were due by August 7, 2025.

MD&A	OTHER MATTERS
Coal Combustion Residuals
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024. On February 13, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 120-day abeyance to allow time for new EPA leadership to review the issues and the 2024 CCR Rule to determine how they wish to proceed. On that same day, the Court granted EPA’s motion to hold the case in abeyance pending further order of the Court. On June 13, 2025, the EPA requested, and the Court granted, a 60-day extension of the abeyance to give the agency time to “decide the full scope of reconsideration.” On August 11, 2025, the EPA filed a motion to govern further proceedings in the legacy CCR surface impoundments rule litigation, and on August 13, 2025, the Court granted an abeyance in the case until December 15, 2025.
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations.
South Carolina Energy Security Act
Act 41, also referred to as the South Carolina Energy Security Act, was signed into law on May 12, 2025. The law promotes evaluating new generation resources, including hydro pumped storage, hydrogen-capable natural gas, and advanced nuclear, while streamlining siting, permitting and construction of certain new resources located in South Carolina. Act 41 establishes a new process for evaluating new potential generation projects over 75 MW located in North Carolina that are planned to serve South Carolina retail customers. This legislation also establishes an electric rate stabilization mechanism for electric utilities to elect into a framework that provides for annual adjustments to base rates, including for CWIP and other cost categories. Electric utilities electing the mechanism must file a general rate case at least every five years.
North Carolina Power Bill Reduction Act
In 2021, the state of North Carolina passed HB951, which among other things, directed the NCUC to develop and approve a carbon reduction plan that would target a 70% reduction in CO2 emissions from Duke Energy Progress' and Duke Energy Carolinas' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology, while balancing affordability and reliability for customers. On July 29, 2025, North Carolina Senate Bill 266, or the Power Bill Reduction Act (SB266), was passed into law which retained HB951's 2050 carbon neutrality goal but eliminated the state's interim 2030 carbon reduction target and implemented other actions designed to reduce electricity costs for customers including enhanced cost recovery mechanisms for baseload generation by establishing an annual CWIP recovery for baseload generation and a construction project monitoring process. SB266 also provides more timely recovery of fuel costs, allows for the recovery of CTs in MYRP proceedings and authorizes the prudent continued use of securitization for certain costs and investments serving North Carolina retail electric customers, including increasing the eligible securitization amounts for sub-critical coal assets up to 100% of their respective net book value upon retirement.
Carolinas Resource Plan
On October 1, 2025, Duke Energy Carolinas and Duke Energy Progress filed their systemwide 2025 Carolinas Resource Plan (the 2025 Plan) with the NCUC, which builds upon the approved 2023 Carolinas Resource Plan, outlines development and procurement activities related to a diverse set of generation assets and presents an updated execution strategy to meet growing energy demands reliably and cost-effectively in the coming decades. A hearing is anticipated in the second quarter of 2026, and an order from the NCUC is expected to be issued by December 31, 2026. The 2025 Plan is expected to be filed with the PSCSC in November 2025.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
MTBE Litigation
In December 2017, the state of Maryland filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks and is seeking an unspecified amount of monetary damages. MTBE is a gasoline additive intended to increase the oxygen levels in gasoline and make it burn cleaner. The case was removed from Baltimore City Circuit Court to federal District Court. Initial motions to dismiss filed by the defendants were denied by the court in September 2019, and the matter is now in discovery. In December 2020, the plaintiff and defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants. Discovery will be specific to those sites. Duke Energy Merchants has reached an agreement in principle with the state of Maryland to resolve the litigation. The settlement agreement is being finalized and the amount is not material.
The Town of Carrboro Litigation
On December 4, 2024, the town of Carrboro, North Carolina, filed a lawsuit against Duke Energy in the North Carolina Superior Court, Orange County, alleging that Duke Energy and its predecessor companies knew since the late 1960s that fossil fuel emissions could cause global climate changes and engaged in a campaign to conceal the dangers of fossil fuel emissions from the public, regulators, legislators, and others, resulting in a delayed transition away from fossil fuel emissions and worsening climate change. The lawsuit also alleges that Duke Energy misled the public regarding Duke Energy’s support for, and actions toward, transitioning its fossil fuel portfolio to renewable energy. The damages alleged range from road and stormwater system impacts to increased electricity costs and recurring invasions and interferences from extreme weather events. The lawsuit asserts state law claims for public nuisance, private nuisance, trespass, negligence, and gross negligence, and is seeking an unspecified amount of monetary damages. The case has been transferred to the North Carolina Business Court. Duke Energy filed a motion to dismiss the litigation based on lack of subject matter jurisdiction on March 17, 2025, and filed a motion to dismiss based on failure to state a claim on which relief can be granted on May 9, 2025. Oral argument regarding Duke Energy's motions to dismiss was held on September 25, 2025. As requested by the court, supplemental briefing addressing various aspects of causation, including traceability and proximate cause, was filed on October 25, 2025.
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
•Opportunity costs, lost strategic optionality, and foregone operational or financial benefits; and
•Costs incurred in connection with these transactions, including advisory fees and management diversion, for which we may receive little or no benefit.
Additionally, even if completed, strategic transactions may not deliver the anticipated strategic, operational or financial results. Integration or separation challenges, unfavorable regulatory outcomes or unforeseen liabilities could further impact our business, results of operations or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
*2.1***	Asset Purchase Agreement, dated as of July 27, 2025, by and between Piedmont Natural Gas Company, Inc. and Spire Inc.								X
4.1
Thirty-fifth Supplemental Indenture, dated as of September 11, 2025, to the Indenture, dated as of June 3, 2008, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global notes (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 11, 2025, File No. 1-32853).
X
*10.1***	Investment Agreement by and among Duke Energy Corporation, Progress Energy, Inc., Florida Progress, LLC, and Peninsula Power Holdings L.P., dated as of August 4, 2025.	X		X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

EXHIBITS

*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X

EXHIBITS

*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	November 7, 2025	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2025	/s/ CYNTHIA S. LEE
Cynthia S. Lee Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)