Form 10-K
period 2025-12-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2026-02-26
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy at June 30, 2025.		$91,703,190,830
Number of Shares of Common Stock Outstanding at January 31, 2026
Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	777,670,866
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Duke Energy definitive proxy statement for the 2026 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11 and 13 hereof.
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

TABLE OF CONTENTS
TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED December 31, 2025

FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions and can often be identified by terms and phrases that include “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook” or other similar terminology. Various factors may cause actual results to be materially different than the suggested outcomes within forward-looking statements; accordingly, there is no assurance that such results will be realized. These factors include, but are not limited to:
◦The ability to implement our business strategy, including meeting forecasted load growth demand, grid and fleet modernization objectives, and reducing carbon emissions, while balancing customer reliability and keeping costs as low as possible for our customers;
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
◦Advancements in technology, including AI;
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
◦Construction and development risks associated with the completion of the Duke Energy Registrants’ capital investment projects, including risks related to financing, timing and receipt of necessary regulatory approvals, obtaining and complying with terms of permits, meeting construction budgets and schedules, obtaining sufficient skilled labor and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner, or at all;
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2015 CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024 under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule

ACP	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion and Duke Energy

AFS	Available for Sale

AFUDC	Allowance for funds used during construction

AI	Artificial intelligence

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ATM	At-the-market

Audit Committee	Audit Committee of the Board of Directors

Bison	Bison Insurance Company Limited

Board of Directors	Duke Energy Board of Directors

Brunswick	Brunswick Nuclear Plant

Cardinal	Cardinal Pipeline Company, LLC

Catawba	Catawba Nuclear Station

CC	Combined Cycle

CCR	Coal Combustion Residuals

CECPCN	Certificate of Environmental Compatibility and Public Convenience and Necessity

CEP	Capital Expenditure Program

CFIUS	The Committee on Foreign Investments in the United States

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Citrus County CC	Citrus County Combined Cycle Facility

CO2	Carbon Dioxide

Coal Ash Act	North Carolina Coal Ash Management Act of 2014, as amended

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups
Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COR	Costs of Removal

COVID-19	Coronavirus Disease 2019

CPCN	Certificate of Public Convenience and Necessity

CRC	Cinergy Receivables Company LLC

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

CWIP	Construction Work in Progress

DATC	Duke-American Transmission Company, LLC

DECON	A method of decommissioning in which structures, systems, and components that contain radioactive contamination are removed from a site and safely disposed at a commercially operated low-level waste disposal facility, or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation

DEFR	Duke Energy Florida Receivables, LLC

Deloitte	Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates

GLOSSARY OF TERMS

DEPR	Duke Energy Progress Receivables, LLC

DERF	Duke Energy Receivables Finance Company, LLC

DOE	U.S. Department of Energy

Dominion	Dominion Energy, Inc.

Dth	Dekatherms

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

East Bend	East Bend Generating Station

EDIT	Excess deferred income tax

EE	Energy efficiency

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

Florida Progress	Florida Progress, LLC

Form S-3	Registration statement

FPSC	Florida Public Service Commission

FTR	Financial transmission rights

FV-NI	Fair Value Through Net Income

GAAP	Generally Accepted Accounting Principles in the United States

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation common stockholders

GAAP Reported EPS	Basic EPS Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GIC	GIC Private Limited

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hour

Hardy Storage	Hardy Storage Company, LLC

Harris	Shearon Harris Nuclear Plant

HB951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IMPA	Indiana Municipal Power Agency

IRA	Inflation Reduction Act

IRP	Integrated Resource Plans

IRS	Internal Revenue Service

ISO	Independent System Operator

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

GLOSSARY OF TERMS

Investment Trusts	Grantor trusts of Duke Energy Florida and Duke Energy Indiana

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

McGuire	McGuire Nuclear Station

MISO	Midcontinent Independent System Operator, Inc.

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plans

NCDEQ	North Carolina Department of Environmental Quality

NCEMC	North Carolina Electric Membership Corporation

NCI	Noncontrolling Interests

NCUC	North Carolina Utilities Commission

NDTF	Nuclear decommissioning trust funds

NERC	North American Electric Reliability Corporation

NMC	National Methanol Company

NOL	Net operating loss

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NYSE	New York Stock Exchange

OBBBA	One Big Beautiful Bill Act

Oconee	Oconee Nuclear Station

OPEB	Other Post-Retirement Benefit Obligations

OVEC	Ohio Valley Electric Corporation

the Parent	Duke Energy Corporation holding company

PBR	Performance-based regulation

PGA	Purchased Gas Adjustments

PHMSA	Pipeline and Hazardous Materials Safety Administration

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Tennessee Disposal Group	Piedmont's Tennessee business, a natural gas local distribution company included in a purchase agreement with Spire Inc.

Pine Needle	Pine Needle LNG Company, LLC

Pioneer	Pioneer Transmission, LLC

PJM	PJM Interconnection, LLC

PMPA	Piedmont Municipal Power Agency

PISCC	Post-in-service carrying costs

PPA	Purchase Power Agreement

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

QF	Qualifying Facility

RCRA	The Resource Conservation and Recovery Act, a federal law that governs the disposal of hazardous and solid waste in the United States.

Relative TSR	TSR of Duke Energy stock relative to a predefined peer group

GLOSSARY OF TERMS

Robinson	Robinson Nuclear Plant

ROE	Return of equity

ROU	Right-of-use

RSU	Restricted Stock Unit

RTO	Regional Transmission Organization

Sabal Trail	Sabal Trail Transmission, LLC

SAFSTOR	A method of decommissioning in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SEC	Securities and Exchange Commission

SPP	Storm Protection Plan

S&P	Standard & Poor’s Rating Services

State utility commissions	NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and TPUC (Collectively)

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

Sutton	L.V. Sutton Combined Cycle Plant

TPUC	Tennessee Public Utility Commission

TSA	U.S. Department of Homeland Security's Transportation Security Administration

TSR	Total shareholder return

U.S.	United States

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

W.S. Lee CC	William States Lee Combined Cycle Facility

WVPA	Wabash Valley Power Association, Inc.

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
Business Segments
Duke Energy's segment structure includes two reportable business segments: Electric Utilities and Infrastructure (EU&I) and Gas Utilities and Infrastructure (GU&I). The remainder of Duke Energy’s operations is presented as Other. Duke Energy's chief operating decision-maker routinely reviews financial information about these business segments in deciding how to allocate resources and evaluate the performance of the business. For additional information on these business segments, including financial and geographic information, see Note 3 to the Consolidated Financial Statements, “Business Segments.” The following sections describe the business and operations for the Duke Energy business segments, as well as Other.
ELECTRIC UTILITIES AND INFRASTRUCTURE
EU&I conducts operations primarily through the regulated public utilities of Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Indiana and Duke Energy Ohio. EU&I provides retail electric service through the generation, transmission, distribution and sale of electricity to approximately 8.7 million customers within the Southeast and Midwest regions of the U.S. The service territory is approximately 90,000 square miles across six states with a total estimated population of 27 million. The operations include electricity sold wholesale to municipalities, electric cooperative utilities and other load-serving entities.
The electric operations and investments in projects are subject to the rules and regulations of the FERC, the NRC, the NCUC, the PSCSC, the FPSC, the IURC, the PUCO and the KPSC.
In August 2025, Duke Energy entered into an investment agreement with an affiliate of Brookfield Super-Core Infrastructure Partners to receive $6 billion in exchange for an eventual anticipated 19.7% indirect investment in Duke Energy Florida. The transaction will be completed following a series of closings. See Note 2 to the Consolidated Financial Statements, “Dispositions,” for additional information.
In March 2025, Duke Energy sold its indirect 50% ownership interest in DATC Path 15 Transmission LLC. In November 2024, Duke Energy sold its 50% ownership interest in Pioneer. See Note 13 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates” for further information.

BUSINESS
The following map shows the service territory for EU&I as of December 31, 2025.

Duke Energy Electric Service Territories

Service Territory
Counties Served
Electric Business

DUKE ENERGY

BUILDING A SMARTER ENERGY FUTURE™

©2018 Duke Energy Corporation 183097 10/18

The following table represents the distribution of GWh billed sales by customer class for the year ended December 31, 2025.

	Duke	Duke	Duke	Duke	Duke
	Energy	Energy	Energy	Energy	Energy
	Carolinas	Progress	Florida	Ohio	Indiana
Residential	33%	27%	51%	38%	30%
Commercial	33%	22%	37%	40%	27%
Industrial	21%	13%	8%	19%	28%
Total retail sales	87%	62%	96%	97%	85%
Wholesale and other sales	13%	38%	4%	3%	15%
Total sales	100%	100%	100%	100%	100%
The number of retail customers within the EU&I service territory is expected to increase over time. Weather-normal sales volumes have shown growth in 2025 compared to 2024 due primarily to continued residential customer growth and strength in the commercial sector including data center usage. Industrial sales remained soft due to overall weakness across the class, including some manufacturing plant closings in certain jurisdictions and impacts of continued high interest rates. The impact on customers' usage of electricity from these factors and other potential economic dynamics continues to be monitored. Over a longer time frame, it is expected that the continued adoption of more efficient housing and appliances will have a negative impact on average usage per residential customer; however, decoupled rates in North Carolina and various rate design mechanisms in other jurisdictions partially mitigate the impact of the declining usage per customer on overall profitability. Commercial and industrial sales volumes are expected to grow over this longer time frame as sales benefit from a robust economic development portfolio.
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

BUSINESS
The estimated impact of weather on earnings is based on the temperature variances from a normal condition and customers’ historic usage patterns. The methodology used to estimate the impact of weather does not consider all variables that may impact customer response to weather conditions such as humidity in the summer or wind chill in the winter. The precision of this estimate may also be impacted by applying long-term weather trends to shorter-term periods. Estimates of weather impacts may be more difficult to determine during periods of extreme or more volatile weather, including periods with significant storm activity.
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
Competition in the regulated electric distribution business is primarily from the development and deployment of alternative energy sources including on-site generation from commercial or industrial customers and distributed generation, such as private solar, at residential, commercial and/or industrial customer sites.
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
Energy Capacity and Resources
EU&I owns approximately 55,713 MW of generation capacity. For additional information on owned generation facilities, see Item 2, “Properties.”
Energy and capacity to serve customers are also supplied through contracts with other generators and purchased on the open market. Factors that could cause EU&I to purchase power for its customers may include, but are not limited to, generating plant outages, extreme weather conditions, generation reliability, demand growth and price. EU&I has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy and the reliability of power supply.
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
Sources of Electricity
EU&I relies principally on natural gas, nuclear fuel and coal for its generation of electricity. The following table lists sources of electricity and fuel costs for the three years ended December 31, 2025.

				Cost of Delivered Fuel per Net
	Generation by Source			Kilowatt-hour Generated (Cents)
	2025	2024	2023	2025	2024	2023
Natural gas and fuel oil(a)	33.5%	34.7%	33.3%	3.95	3.39	3.81
Nuclear(a)	27.5%	27.5%	28.4%	0.58	0.58	0.58
Coal(a)	14.5%	14.1%	12.8%	4.19	4.09	4.07
All fuels (cost based on weighted average)(a)	75.5%	76.3%	74.5%	2.83	2.51	2.63
Hydroelectric and solar(b)	2.0%	1.9%	1.8%
Total generation	77.5%	78.2%	76.3%
Purchased power and net interchange	22.5%	21.8%	23.7%
Total sources of energy	100.0%	100.0%	100.0%
(a)    Statistics related to all fuels reflect EU&I's public utility ownership interest in jointly owned generation facilities.
(b)    Generating figures are net of output required to replenish pumped-storage facilities during off-peak periods. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for details on the license extension application for Bad Creek Pumped Storage Hydroelectric Station.

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
EU&I has certain dual-fuel generating facilities that can operate utilizing both natural gas and fuel oil. The cost of EU&I’s natural gas and fuel oil is fixed price or determined by published market prices as reported in certain industry publications, plus any transportation and freight costs. Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana use derivative instruments to manage a portion of their exposure to price fluctuations for natural gas. As part of the 2024 Duke Energy Florida Rate Case settlement and order received in November 2024, Duke Energy Florida agreed to not enter into any new financial natural gas hedging contracts through December 2027. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further information on rate case outcomes.
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
EU&I has entered into fuel contracts that cover 100% of its uranium concentrates through at least 2029, 100% of its conversion services through at least 2034, 100% of its enrichment services through at least 2033, and 100% of its fabrication services requirements for these plants through at least 2029. For future requirements not already covered under long-term contracts, EU&I believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.
Coal
EU&I meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. EU&I uses spot market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which may have various price adjustment provisions and market reopeners, range from 2026 to 2030 for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana, and 2026 to 2028 for Duke Energy Florida and Duke Energy Ohio. EU&I expects to renew these contracts or enter into similar contracts with other suppliers as existing contracts expire, though prices will fluctuate over time as coal markets change. EU&I has an adequate supply of coal under contract to meet its risk management guidelines regarding projected future consumption. Coal inventory levels may fluctuate as a result of volatility in natural gas prices and the associated impacts on coal-fired dispatch within the generation fleet. EU&I continues to actively manage its portfolio and has worked with suppliers to obtain increased flexibility in its coal contracts.
Coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. Coal purchased for Florida is primarily produced from mines in the Illinois Basin. Coal purchased for Kentucky is primarily produced from mines along the Ohio River in Illinois, Kentucky, Ohio, West Virginia and Pennsylvania. Coal purchased for Indiana is primarily produced in Indiana and Illinois. There are adequate domestic coal reserves to serve EU&I's coal generation needs through end of life. The current average sulfur content of coal purchased by EU&I is between 0.5% and 3.8% for Duke Energy Carolinas, between 0.5% and 3.5% for Duke Energy Progress, between 1.3% and 3.5% for Duke Energy Florida, between 1.8% and 3.8% for Duke Energy Ohio and between 0.5% and 4.0% for Duke Energy Indiana. EU&I's environmental controls, in combination with the use of sulfur dioxide (SO2) emission allowances, enable EU&I to satisfy current SO2 emission limitations for its existing facilities.
Purchased Power
EU&I acquires a portion of its capacity and system requirements through purchase obligations, leases and purchase capacity contracts. EU&I believes it can obtain adequate purchased power capacity to meet future system load needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.
The following table summarizes purchased power for the previous three years:

	2025	2024	2023
Purchase obligations and leases (in millions of MWh)(a)	34	32	38
Purchase capacity under contract (in MW)(b)	3,132	3,202	3,997
(a)    Represents approximately 13% of total system requirements for 2025, 12% for 2024 and 15% for 2023.
(b)    These agreements include approximately 182 MW of firm capacity for 2025 and 2024, and 412 MW of firm capacity for 2023 under contract by Duke Energy Florida with QFs.

BUSINESS
Inventory
EU&I must maintain an adequate stock of fuel and materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2025, the inventory balance for EU&I was approximately $4.4 billion. For additional information on inventory, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
Ash Basin Management
The EPA has issued regulations related to the management of CCR from power plants. These regulations classify CCR as nonhazardous waste under RCRA and apply to electric generating sites with landfills and surface impoundments and establish requirements regarding design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care, and recordkeeping, notifications, and internet posting requirements for the disposal and management of CCR. In addition to the federal regulations, CCR landfills and surface impoundments (ash basins or impoundments) will continue to be regulated by existing state laws, regulations and permits, such as the Coal Ash Act.
EU&I periodically submits site-specific remediation and closure plans for its coal ash impoundments to the applicable authorities as required. Closure plans must be approved and all associated permits issued before any work can begin. At all sites requiring CCR closure and groundwater remediation, closure methods and groundwater corrective action remedies have been studied and factored into the estimated retirement and management costs.
Cost recovery determinations for the closure of coal ash surface impoundments remain subject to the normal ratemaking processes before utility regulatory commissions. Duke Energy's electric utilities have included compliance costs associated with federal and state requirements in their respective rate proceedings. Additionally, Duke Energy Carolinas' and Duke Energy Progress’ wholesale contracts include the recovery of expenditures related to AROs for the closure of coal ash basins. The contracts have retail disallowance parity or provisions limiting challenges to CCR cost recovery actions at FERC. For additional information on the ash basins and recovery, see Item 7, "Other Matters" and Notes 4, 5 and 10 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations," respectively.
Nuclear Matters
Duke Energy owns, wholly or partially, 11 operating nuclear reactors located at six operating stations. The Crystal River Unit 3 permanently ceased operation in February 2013. Nuclear insurance includes: nuclear liability coverage; property damage coverage; nuclear accident decontamination and premature decommissioning coverage; and accidental outage coverage for losses in the event of a major accidental outage. Joint owners reimburse Duke Energy for certain expenses associated with nuclear insurance in accordance with joint owner agreements. The Price-Anderson Act requires plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which is approximately $16.3 billion. For additional information on nuclear insurance, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”
Duke Energy has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC and the PSCSC require Duke Energy Carolinas and Duke Energy Progress to update cost estimates for decommissioning their nuclear plants every five years. The nuclear decommissioning liabilities are assessed and updated based on changes in projected cash flows provided in new studies as well as annual assessments to evaluate whether any indicators suggest a change in the estimate of the ARO is necessary.
The following table summarizes the fair value of NDTF investments and the most recent site-specific nuclear decommissioning cost studies. Decommissioning costs are stated in 2023 or 2024 dollars, depending on the year of the cost study, and include costs to decommission plant components not subject to radioactive contamination. For additional information on decommissioning costs, see Note 10 to the Consolidated Financial Statements, “Asset Retirement Obligations.”

	NDTF		Decommissioning
(in millions)	December 31, 2025	December 31, 2024	Costs	Year of Cost Study
Duke Energy	$12,888	$11,435	$8,972	2023 and 2024
Duke Energy Carolinas	7,338	6,468	4,439	2023
Progress Energy	5,550	4,967	4,533	2024
Duke Energy Progress	5,254	4,636	4,477	2024
Duke Energy Florida	296	331	56	N/A
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
Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE terminated the project to license and develop a geologic repository at Yucca Mountain, Nevada in 2010, and has been unable to fulfill its obligation to dispose of spent fuel.

BUSINESS
Until the DOE begins to accept the spent nuclear fuel, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida will continue to safely manage their spent nuclear fuel. Under current regulatory guidelines, Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license. The other five operating sites require certain modifications and approvals by the NRC to expand the on-site dry cask storage facilities to provide sufficient storage space for spent fuel through the expiration of the operating licenses, including any license renewals. Crystal River Unit 3 ceased operation in 2013 and was placed in a SAFSTOR condition in January 2018. As of January 2018, Crystal River Unit 3 had transferred all of its spent fuel from the spent fuel pool to dry storage at an on-site independent spent fuel storage installation.
Although long-term domestic electricity demand growth has renewed federal and industry interest in new nuclear generation, the nuclear power industry continues to face significant uncertainties regarding the cost and long-term availability of disposal capacity for spent nuclear fuel and high-level radioactive waste, compliance with evolving regulatory requirements, substantial capital expenditures for plant modifications and life extensions and the high cost and execution risks associated with new plant construction.
EU&I is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. Duke Energy intends to seek 20-year operating license renewals for each of the reactors it operates in Duke Energy Carolinas and Duke Energy Progress. In March 2025, the NRC issued a subsequent license renewal for Oconee that allows an additional 20 years of operation through 2054. Additionally, in April 2025, Duke Energy Progress filed a subsequent license renewal application for Robinson with the NRC to renew Robinson's operating license for an additional 20 years through 2050.
The following table includes the current year of expiration of nuclear operating licenses for nuclear stations in operation. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Units 1 and 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Units 1 and 2	2053
Oconee Unit 3	2054
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
The NRC has acknowledged permanent cessation of operation and permanent removal of fuel from the reactor vessel at Crystal River Unit 3. Therefore, the license no longer authorizes operation of the reactor. For additional information on nuclear decommissioning activity, see Note 10 to the Consolidated Financial Statements, "Asset Retirement Obligations."
Regulation
State
The state utility commissions approve rates for Duke Energy's retail electric service within their respective states. The state utility commissions, to varying degrees, have authority over the construction and operation of EU&I’s generating facilities. CPCNs and CECPCNs issued by the state utility commissions, as applicable, authorize EU&I to construct and operate its electric facilities and to sell electricity to retail and wholesale customers. Prior approval from the relevant state utility commission is required for the entities within EU&I to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.
In addition to rates approved in base rate cases, each of the state utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent.
Fuel, fuel-related costs and certain purchased power costs are eligible for recovery by EU&I. EU&I uses coal, hydroelectric, natural gas, oil, renewable generation and nuclear fuel to generate electricity, thereby maintaining a diverse fuel mix that helps mitigate the impact of cost increases in any one fuel. Due to the associated regulatory treatment and the method allowed for recovery, changes in fuel costs from year to year have no material impact on operating results of EU&I, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for fuel costs and recovery from customers can adversely impact the timing of cash flows of EU&I. Delays between expenditures and cost recovery for restoration and rebuild activities after significant storms can also adversely impact the timing of cash flows of EU&I.

BUSINESS
The table below reflects significant approved electric rate case applications in the past three years as well as applications pending approval.

	Regulatory Body	Revenue Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Carolinas 2025 South Carolina Rate Case(a)	PSCSC	$19	9.99%	53%	March 2026
Duke Energy Progress 2025 South Carolina Rate Case(a)	PSCSC	40	9.99%	53%	February 2026
Duke Energy Kentucky 2024 Kentucky Electric Rate Case	KPSC	44	9.8%	52.73%	July 2025
Duke Energy Indiana 2024 Rate Case	IURC	385	9.75%	53%	March 2025
Duke Energy Florida 2024 Rate Case(b)	FPSC	262	10.3%	53%	January 2025
Duke Energy Carolinas 2024 South Carolina Rate Case	PSCSC	150	9.94%	51.21%	August 2024
Duke Energy Carolinas 2023 North Carolina Rate Case(c)	NCUC	768	10.1%	53%	January 2024
Duke Energy Kentucky 2022 Kentucky Electric Rate Case(d)	KPSC	48	9.75%	52.145%	October 2023
Duke Energy Progress 2022 North Carolina Rate Case(e)	NCUC	494	9.8%	53%	October 2023
Duke Energy Progress 2022 South Carolina Rate Case	PSCSC	36	9.6%	52.43%	April 2023
Duke Energy Ohio 2021 Ohio Electric Rate Case	PUCO	23	9.5%	50.5%	January 2023
Pending Rate Cases:
Duke Energy Carolinas 2025 North Carolina Rate Case(f)	NCUC	1,002	10.95%	53%	January 2027
Duke Energy Progress 2025 North Carolina Rate Case(a)(f)	NCUC	729	10.95%	53%	January 2027
(a)    Revenue increases are net of PTC flow backs to customers.
(b)    Base rates increase of $59 million in Year 2. Rate increases related to new solar investments were also approved, along with an ROE band of 9.3% to 11.3%. For more detail, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”
(c)    Rate increases in years 1, 2 and 3 of the MYRP are approximately 57%, 22% and 21% of the total increase, respectively.
(d)    An ROE of 9.65% for electric riders was approved.
(e)    Base rate increases in years 1, 2 and 3 of the MYRP are approximately 49%, 24% and 27% of the total increase, respectively.
(f)    Proposed rate increases in years 1 and 2 of the MYRP are approximately 73% and 27% of the total increase, respectively. The revenue increase, ROE, capital structure and effective date pending are key provisions requested by Duke Energy Carolinas and Duke Energy Progress, respectively.
Federal
The FERC approves EU&I’s cost-based rates for electric sales to certain power and transmission wholesale customers. Regulations of FERC and the state utility commissions govern access to regulated electric and other data by nonregulated entities as well as services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with EU&I.
RTOs
PJM and MISO are the ISOs and FERC-approved RTOs for the regions in which Duke Energy Ohio and Duke Energy Indiana operate, respectively. PJM and MISO operate energy, capacity and other markets, and control the day-to-day operations of bulk power systems through central dispatch.
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
Environmental
EU&I is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. Also see the “Other Matters” section of Item 7 Management's Discussion and Analysis for a discussion about regulations under development and potential impacts that such legislation and regulation could have on Duke Energy’s operations.
GAS UTILITIES AND INFRASTRUCTURE
GU&I conducts natural gas operations primarily through the regulated public utilities of Piedmont, Duke Energy Ohio and Duke Energy Kentucky. The natural gas operations are subject to the rules and regulations of the NCUC, PSCSC, PUCO, KPSC, TPUC, PHMSA and the FERC.
In July 2025, Piedmont entered into a purchase agreement with Spire Inc. for the sale of Piedmont's Tennessee business, which is included within the GU&I segment of Duke Energy and Piedmont. In the third quarter of 2025, Duke Energy and Piedmont reclassified the Piedmont Tennessee Disposal Group to assets held for sale. Piedmont expects to complete the sale on March 31, 2026, subject to customary closing conditions, including approval from the TPUC. See Note 2 to the Consolidated Financial Statements, “Dispositions,” for additional information.
GU&I serves residential, commercial, industrial and power generation natural gas customers, including customers served by municipalities who are wholesale customers. GU&I has approximately 1.8 million total customers, including 1 million customers in the Carolinas, 205,000 customers in Tennessee and 565,000 customers in southwestern Ohio and northern Kentucky. In the Carolinas, Ohio and Kentucky, the service areas are comprised of numerous cities, towns and communities. In Tennessee, the service area is the metropolitan area of Nashville. The following map shows the service territory for GU&I as of December 31, 2025.

BUSINESS

Duke Energy Gas Service Territories

Indiana
Ohio
Kentucky
Tennessee
North Carolina
South Carolina
Florida
Service Territory
Counties Served
Gas Business
DUKE ENERGY
BUILDING A SMARTER ENERGY FUTURE℠

©2025 Duke Energy Corporation 200477-B 1/25

The number of residential, commercial and industrial customers within the remaining GU&I service territory after the planned sale of Piedmont's Tennessee business is expected to increase over time. Average usage per residential customer is expected to remain flat or decline for the foreseeable future; however, decoupled rates in North Carolina and various rate design mechanisms in other jurisdictions partially mitigate the impact of the declining usage per customer on overall profitability.
GU&I also has investments in various pipeline transmission projects, renewable natural gas projects and natural gas storage facilities.
Natural Gas for Retail Distribution
GU&I is responsible for the distribution of natural gas to retail customers in its North Carolina, South Carolina, Tennessee, Ohio and Kentucky service territories. GU&I’s natural gas procurement strategy is to contract primarily with major and independent producers and marketers for natural gas supply. It also purchases a diverse portfolio of transportation and storage service from interstate pipelines. This strategy allows GU&I to assure reliable natural gas supply and transportation for its firm customers during peak winter conditions. When firm pipeline services or contracted natural gas supplies are temporarily not needed due to market demand fluctuations, GU&I may release these services and supplies in the secondary market under FERC-approved capacity release provisions and/or make wholesale secondary market sales. In 2025, firm supply purchase commitment agreements provided for approximately 100% of the natural gas supply for both Piedmont and Duke Energy Ohio during the winter months and 100% of forecasted demand was under contract prior to the winter heating season.
Impact of Weather
GU&I revenues are generally protected from the impact of weather fluctuations due to the regulatory mechanisms that are available in most service territories. In North Carolina, margin decoupling provides protection from both weather and other usage variations like conservation for residential and small and medium commercial customers. Margin decoupling provides a set margin per customer independent of actual usage. In South Carolina, Tennessee and Kentucky, weather normalization adjusts revenues either up or down depending on how much warmer or colder than normal a given month has been. Weather normalization adjustments occur from November through March in South Carolina, from October through April in Tennessee and from November through April in Kentucky. Duke Energy Ohio collects most of its non-fuel revenue through a fixed monthly charge that is not impacted by usage fluctuations resulting from weather changes or conservation.
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
Higher natural gas costs or decreases in the price of other energy sources may result in more competition from alternative energy sources for applications that have traditionally used natural gas. Certain customers may choose equipment fueled by energy sources other than natural gas. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety and other non-price factors. Technological improvements in other energy sources and events that impair the public perception of the non-price attributes of natural gas could erode GU&I's competitive advantage. These factors in turn could decrease the demand for natural gas, impair GU&I's ability to attract new customers and cause existing customers to switch to other forms of energy or to bypass GU&I's systems in favor of alternative competitive sources. This could result in slow or no customer growth for GU&I and could cause customers to reduce or cease using natural gas, thereby reducing GU&I's ability to make capital expenditures and otherwise grow its business, adversely affecting its earnings.
Natural Gas Investments
Duke Energy has a 7.5% equity ownership interest in Sabal Trail reported within the GU&I segment. Sabal Trail is a joint venture that owns the Sabal Trail Natural Gas Pipeline, which is regulated by FERC and traverses Alabama, Georgia, and Florida to transport natural gas to Florida.
Piedmont has a 21.49% equity ownership interest in Cardinal, an intrastate pipeline located in North Carolina and regulated by the NCUC, a 45% equity ownership in Pine Needle, an interstate liquefied natural gas storage facility located in North Carolina and a 50% equity ownership interest in Hardy Storage, an underground interstate natural gas storage facility located in Hardy and Hampshire counties in West Virginia. Pine Needle and Hardy Storage are regulated by FERC. These investments are reported in the GU&I segment.
See Notes 4, 13 and 18 to the Consolidated Financial Statements, "Regulatory Matters," "Investments in Unconsolidated Affiliates" and "Variable Interest Entities," respectively, for further information on Duke Energy's and GU&I's natural gas investments.
Inventory
GU&I must maintain adequate natural gas inventory in order to provide reliable delivery to customers. As of December 31, 2025, the inventory balance for GU&I was $91 million. This excludes amounts presented as held for sale related to Piedmont's Tennessee Business. For more information on inventory and the sale of Piedmont's Tennessee Business, see Notes 1 and 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" and "Dispositions," respectively.
Regulation
State
The state utility commissions approve rates for Duke Energy's retail natural gas service within their respective states. The state utility commissions, to varying degrees, have authority over the construction and operation of GU&I’s natural gas distribution facilities. CPCNs issued by the state utility commissions or other government agencies, as applicable, authorize GU&I to construct and operate its natural gas distribution facilities and to sell natural gas to retail and wholesale customers. Prior approval from the relevant state utility commission is required for the entities within GU&I to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its invested capital, including equity.
In addition to amounts collected from customers through approved base rates, each of the state utility commissions allow recovery of certain costs through various cost recovery clauses to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent.
Natural gas costs are eligible for recovery by GU&I. Due to the associated regulatory treatment and the method allowed for recovery, changes in natural gas costs from year to year have no material impact on operating results of GU&I, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for natural gas and recovery from customers can adversely impact the timing of cash flows of GU&I. GU&I also has various regulatory mechanisms in place to track and recover certain costs associated with capital investments including the Integrity Management Rider in North Carolina, annual review mechanism (ARM) in Tennessee and CEP Rider in Ohio.
The following table summarizes certain components underlying significant recently approved and effective base rates in the last three years.

	Regulatory Body	Revenue Increase (Decrease) (in millions)	Return on Equity	Equity Component of Capital Structure	Effective Date
Approved Rate Cases:
Duke Energy Kentucky 2025 Natural Gas Base Rate Case(a)	KPSC	$22	9.8%	52.649%	January 2026
Piedmont 2024 North Carolina Rate Case(b)	NCUC	88	9.8%	52.30%	November 2024
Duke Energy Ohio 2022 Natural Gas Base Rate Case	PUCO	32	9.6%	52.32%	November 2023
(a)    An ROE of 9.7% for natural gas riders was approved.
(b)    Year 2 and thereafter will include an additional $10 million in revenues.
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
Environmental
GU&I is subject to the jurisdiction of the EPA and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section. See “Other Matters” section of Item 7 Management's Discussion and Analysis for a discussion about regulations under development and potential impacts such legislation and regulation could have on Duke Energy’s operations.
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
Employees
On December 31, 2025, Duke Energy had a total of 26,441 full-time, part-time and temporary employees, the majority of which were full-time employees. The total includes 5,027 employees who are represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working practices, and other terms and conditions of employment. Our workforce consisted of approximately 23.2% women and 21.3% people of color as of December 31, 2025.
The Company seeks to attract and retain a qualified workforce and leverages Duke Energy’s employee imperatives to foster a culture focused on customers, innovation and highly engaged employees. Our compensation program is market driven and designed to link pay to individual and company performance and encourage long-term commitment to our business. Our market competitive pay programs include short-term and long-term incentive pay components to align the interests of Duke Energy to our customers and shareholders. The Company is committed to providing market competitive and fair compensation and regularly conducts internal pay reviews and benchmarking against peer companies to ensure our pay is appropriate. In addition to pay, we provide eligible employees with benefits under a variety of plans and programs, including health care and retirement benefits, health savings and flexible spending accounts, wellness, family leaves, employee assistance, as well as other benefits including a charitable matching donation program.

BUSINESS
Duke Energy is committed to continuing to build a workforce that reflects the communities we serve while strengthening a culture of inclusion where all employees and customers feel respected and valued. Our goals include attracting and retaining the talent needed and rewarding performance to enable us to reach our strategic objectives. In all events, all employees are hired or promoted based on merit. Employee-led councils open to all employees are also embedded in departments across the Company and focus on driving engagement and inclusion deeper into the employee experience. Leaders and individual contributors also have the opportunity to voluntarily participate in virtual webinars and facilitated in-person conversations on insightful topics offered to further our commitment to building and enabling an inclusive work environment.
The Company also has eleven Employee Resource Groups (ERGs) open to all employees, with 40 chapters and more than 7,000 employees participating. These groups focus on professional and leadership development, networking, cultural awareness and employee engagement. They also serve as a business resource to the Company for community outreach and improving customer service through innovation. ERG-sponsored forums include networking events, mentoring and workshops on topics such as time management, personal financial management, stress reduction, career planning and work-life balance.
Among other efforts, the Company has developed partnerships with community organizations, community colleges and universities to support our strategy of building a highly skilled talent pipeline reflective of the communities we serve.
Operational Excellence
The foundation for our growth and success is our continued focus on operational excellence, the leading indicator of which is safety. As such, the safety of our workforce remains our top priority. The Company closely monitors the total incident case rate (TICR), which is a metric based on strict OSHA definitions that measures the number of occupational injuries and illnesses per 100 employees. This objective emphasizes our focus on achieving an event-free and injury-free workplace. As an indication of our commitment to safety, we include safety metrics in both the short-term and long-term incentive plans based on the TICR for employees. Our employees delivered strong safety results in 2025, consistent with our industry-leading performance levels since 2018.
Information about Our Executive Officers
The following table sets forth the individuals who currently serve as executive officers. Executive officers serve until their successors are duly elected or appointed.

Name	Age(a)	Current and Recent Positions Held
Harry K. Sideris	55
President and Chief Executive Officer. Mr. Sideris has served as Chief Executive Officer since April 2025 and as President since April 2024. Prior to that, he served as Executive Vice President, Customer Experience, Solutions and Services from October 2019 to April 2024; Senior Vice President and Chief Distribution Officer from June 2018 to October 2019; State President, Florida from January 2017 to June 2018; Senior Vice President of Environmental Health and Safety from August 2014 to January 2017; and Vice President of Power Generation for the Company's Fossil/Hydro Operations in the western portions of North Carolina and South Carolina from July 2012 to August 2014.

Brian D. Savoy	50
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

Scott L. Batson	63
Executive Vice President and Chief Power Grid Officer. Mr. Batson has served as Executive Vice President and Chief Power Grid Officer since September 2025. Prior to that, he served as Senior Vice President and Chief Power Grid Officer from March 2024 to September 2025; Senior Vice President and Chief Distribution Officer from November 2019 to March 2024; Regional Senior Vice President of Customer Delivery in North Carolina and South Carolina from October 2018 to November 2019; Senior Vice President of Nuclear Operations in South Carolina from September 2016 to October 2018; and various other roles of increasing responsibility since joining the Company in 1985.

Kodwo Ghartey-Tagoe	62
Executive Vice President and Chief Executive Officer, Duke Energy Carolinas & Natural Gas Business. Mr. Ghartey-Tagoe has served as Executive Vice President and Chief Executive Officer, Duke Energy Carolinas & Natural Gas Business since July 2025. Prior to that, he served as Executive Vice President, Chief Legal Officer since October 2019 and Corporate Secretary since May 2020, prior to which he served as President, South Carolina since 2017. Mr. Ghartey-Tagoe joined Duke Energy in 2002 and has held numerous leadership positions in Duke Energy’s Legal Department, including Duke Energy's Senior Vice President of State and Federal Regulatory Legal Support.

T. Preston Gillespie	63
Executive Vice President, Chief Generation Officer and Enterprise Operational Excellence. Mr. Gillespie has served as Executive Vice President, Chief Generation Officer and Enterprise Operational Excellence since January 2023. Prior to that, he served as the Chief Generation Officer since 2020, and has held various other roles of increasing responsibility since joining Duke Energy in 1986, including Senior Vice President of Nuclear Operations, Site Vice President and Plant Manager of Oconee Nuclear Station, and Site Operations Manager of Catawba Nuclear Station, among other leadership roles. On January 15, 2026, the Company announced that Mr. Gillespie will be retiring effective March 1, 2027. Mr. Gillespie will move to Executive Vice President, Nuclear Program Strategy, effective March 1, 2026, until his retirement on March 1, 2027. Also on January 15, 2026, the Company announced that Mr. Kelvin Henderson has been appointed to the position of Senior Vice President, Chief Generation Officer and Enterprise Operational Excellence, effective March 1, 2026.

R. Alexander Glenn	60
Executive Vice President and Chief Legal Officer. Mr. Glenn has served as Executive Vice President and Chief Legal Officer since July 2025. Prior to that, he served as Executive Vice President and Chief Executive Officer, Duke Energy Florida and Midwest from March 2023 to July 2025; Senior Vice President and Chief Executive Officer, Duke Energy Florida and Midwest from May 2021 to March 2023; Senior Vice President, State and Federal Regulatory Legal Support from 2017 to May 2021; and State President of Duke Energy Florida's operations from 2012 to 2017.

BUSINESS

Kelvin Henderson	61
Senior Vice President, Chief Generation Officer and Enterprise Operational Excellence. Mr. Henderson has been appointed to serve as Senior Vice President and Chief Generation Officer, effective March 1, 2026. Prior to that, he served as Senior Vice President and Chief Nuclear Officer from December 2020 to March 2026; Senior Vice President of Nuclear Operations (North Carolina) from 2017 to December 2020; Senior Vice President of Nuclear Corporate from 2016 to 2017; Site Vice President of Catawba Nuclear Station from 2012 to 2016; and various other roles of increasing responsibility since joining the company in 1998.

Cynthia S. Lee	59
Senior Vice President, Chief Accounting Officer and Controller. Ms. Lee has served as Senior Vice President, Chief Accounting Officer and Controller since November 2024. Prior to that, she served as Vice President, Chief Accounting Officer and Controller from May 2021 to November 2024; Director of Investor Relations from June 2019 to May 2021; and in various roles within the Corporate Controller's organization since joining the Company in 2002. On December 12, 2025, the Company announced that Ms. Lee will be retiring effective December 31, 2026. Ms. Lee will move into an advisor role, effective March 1, 2026, until her retirement on December 31, 2026. Also on December 12, 2025, the Company announced that Ms. Abigail L. Motsinger has been appointed to the position of Senior Vice President, Chief Accounting Officer and Controller, effective March 1, 2026.

Cameron McDonald	48
Senior Vice President and Chief Human Resources Officer. Ms. McDonald has served as Senior Vice President and Chief Human Resources Officer since January 2024. Prior to that, she served as Vice President Talent Acquisition and Talent Management from December 2022 to January 2024; Chief Diversity and Inclusion Officer from November 2021 to December 2022; and in numerous roles in human resources, including compensation, employee relations, change management, learning and development, and Human Resource business consulting since joining the Company in 2001.

Abigail L. Motsinger	42
Senior Vice President, Chief Accounting Officer and Controller. Ms. Motsinger has been appointed to serve as Senior Vice President, Chief Accounting Officer and Controller, effective March 1, 2026. Prior to that she was Vice President, Investor Relations from November 16, 2022 until March 2026; Director, Jurisdictional Forecasting from May 2021 until November 2022; Investor Relations Manager from November 2017 until May 2021; and, prior to that, in various roles of increasing responsibility since joining Duke Energy in 2010.

Louis E. Renjel	52
Executive Vice President, Chief Executive Officer, Duke Energy Florida and Midwest and Chief Corporate Affairs Officer. Mr. Renjel has served as Executive Vice President and Chief Executive Officer, Duke Energy Florida and Midwest and Chief Corporate Affairs Officer since July 2025. Prior to that, he served as Executive Vice President and Chief Corporate Affairs Officer from March 2023 to July 2025; Senior Vice President, External Affairs and Communications from May 2021 to March 2023; Senior Vice President of Federal Government and Corporate Affairs from October 2019 to May 2021; and Vice President, Federal Government Affairs and Strategic Policy from March 2017 to October 2019 since joining the Company in 2017.

Regis Repko	62
Senior Vice President, System Planning and Construction. Mr. Repko has served as Senior Vice President, System Planning and Construction since April 2025. Prior to that, he served as Senior Vice President, Generation Transition & System Optimization from August 2024 to April 2025; Senior Vice President, System Planning and Optimization from March 2024 to August 2024; Senior Vice President, Generation and Transmission Strategy from May 2021 to March 2024; Senior Vice President and Chief Regulated & Renewable Energy Officer from February 2021 to May 2021; Senior Vice President and Chief Fossil/Hydro Officer from April 2016 to February 2021; and various other roles of increasing responsibility since joining the Company in 1985.

Bonnie B. Titone	52
Executive Vice President and Chief Administrative Officer. Ms. Titone has served as Executive Vice President and Chief Administrative Officer since September 2025. Prior to that, she served as Senior Vice President and Chief Administrative Officer from April 2024 to September 2025; Senior Vice President and Chief Information Officer from March 2020 through March 2024; and Vice President and Chief Information Officer from June 2019 through February 2020 since joining the Company in June 2019.

Alexander J. "Sasha" Weintraub	55
Executive Vice President and Chief Customer Officer. Mr. Weintraub has served as Executive Vice President and Chief Customer Officer since September 2025. Prior to that, he served as Senior Vice President and Chief Customer Officer from April 2024 to September 2025; Senior Vice President and President of the Corporation's natural gas business from October 2019 to April 2024; Senior Vice President and Chief Commercial Officer of the Corporation's natural gas business from November 2018 to October 2019; Senior Vice President of both Customer and Market Solutions from August 2014 to November 2019; and various other roles of increasing responsibility since joining the Company in 1999.

(a)    The ages of the officers provided are as of January 31, 2026.
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

BUSINESS
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
The "Other Matters" section of Item 7 Management's Discussion and Analysis includes more information on certain environmental regulations and a discussion of global climate change, including the potential impact of current and future legislation related to GHG emissions on the Duke Energy Registrants' operations. Recently passed and potential future environmental statutes and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such statutes and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within their regulated operations.
DUKE ENERGY CAROLINAS

Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to approximately 3 million residential, commercial and industrial customers. For information about Duke Energy Carolinas’ generating facilities, see Item 2, “Properties.” Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC.
Substantially all of Duke Energy Carolinas' operations are regulated and qualify for regulatory accounting. Duke Energy Carolinas operates one reportable business segment, EU&I. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
PROGRESS ENERGY

Progress Energy is a public utility holding company primarily engaged in the regulated electric utility business and is subject to regulation by the FERC. Progress Energy conducts operations through its subsidiaries, Duke Energy Progress and Duke Energy Florida. When discussing Progress Energy’s financial information, it necessarily includes the results of Duke Energy Progress and Duke Energy Florida.
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement with an affiliate of Brookfield Super-Core Infrastructure Partners related to an indirect minority interest investment in Duke Energy Florida. For additional information, see Note 2 to the Consolidated Financial Statements, "Dispositions."
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
DUKE ENERGY FLORIDA

Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida’s service area covers approximately 13,000 square miles and supplies electric service to approximately 2.1 million residential, commercial and industrial customers. For information about Duke Energy Florida’s generating facilities, see Item 2, “Properties.” Duke Energy Florida is subject to the regulatory provisions of the FPSC, NRC and FERC.
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement with an affiliate of Brookfield Super-Core Infrastructure Partners related to an indirect minority interest investment in Duke Energy Florida. For additional information, see Note 2 to the Consolidated Financial Statements, "Dispositions."
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
Duke Energy Ohio’s service area covers approximately 3,000 square miles and supplies electric service to approximately 920,000 residential, commercial and industrial customers and provides transmission and distribution services for natural gas to approximately 565,000 customers. For information about Duke Energy Ohio's generating facilities and natural gas distribution facilities, see Item 2, “Properties.”
Substantially all of Duke Energy Ohio's operations are regulated and qualify for regulatory accounting. Duke Energy Ohio has two reportable segments, EU&I and GU&I. For additional information on these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”
DUKE ENERGY INDIANA

Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana’s service area covers approximately 23,000 square miles and supplies electric service to approximately 930,000 residential, commercial and industrial customers. For information about Duke Energy Indiana's generating facilities, see Item 2, “Properties.” Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC.
Duke Energy owns 80.1% of Duke Energy Indiana Holdco, LLC, the holding company of Duke Energy Indiana. The remaining 19.9% minority interest investment is owned by GIC.
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
BUSINESS STRATEGY RISKS
Duke Energy’s future results could be adversely affected if it is unable to implement its business strategy to provide reliable energy while maintaining low costs and balancing energy modernization objectives and carbon emissions reductions.
Duke Energy’s results of operations depend, in significant part, on the extent to which it can implement its business strategy and goals successfully. Duke Energy is working to meet growing and evolving customer energy needs while balancing reliability, costs and other priorities including the need to modernize its fleet and the regulatory constructs. Duke Energy is subject to business, policy, regulatory, technology, economic and competitive uncertainties and contingencies, many of which are beyond its control and may make those objectives difficult to achieve.
Federal or state policies could be enacted that restrict the availability of, and increase the costs associated with the use of, fuels or generation technologies, such as natural gas or nuclear power, that enable Duke Energy to reduce its carbon emissions. For example, Duke Energy anticipates that its nuclear stations in North Carolina and South Carolina will continue to qualify for significant tax incentives in the form of nuclear production tax credits as allowed under the IRA and OBBBA. Nuclear energy is a reliable and clean energy source and nuclear tax incentives allowed, including nuclear production tax credits, are expected to reduce the cost of the energy transition for our customers. If such nuclear production tax credits were eliminated or reduced, it could negatively impact our ability to return the anticipated cost benefits to customers.

RISK FACTORS
Additionally, new EPA rules issued in April 2024 impose stringent GHG emission reduction standards, revised air toxic limits, and wastewater discharge limitations that may impact the achievement of carbon-reductions, and operational timeline and costs associated with certain new and existing generation. Supportive policies may be needed to facilitate the siting and cost recovery of transmission and distribution upgrades needed to accommodate the build out of new generation facilities, including large volumes of renewables and energy storage. Further, the approval of our state regulators will be necessary for the Company to continue to retire existing carbon emitting assets or make investments in new generating capacity. The Company may be constrained by the ability to procure resources or labor needed to build new generation at a reasonable price as well as to construct projects on time. In addition, new technologies that are not yet commercially available or are unproven at utility scale will likely be needed, including carbon capture and sequestration and supporting infrastructure as well as new resources capable of following electric load over long durations such as advanced nuclear, hydrogen and long-duration storage. If these technologies are not developed or are not available at reasonable prices, or if we invest in early stage technologies that are then supplanted by technological breakthroughs, Duke Energy’s ability to achieve net-zero carbon emissions from electricity generation by 2050 at a cost-effective price could be at risk.
Meeting the evolving and growing energy needs of our customers will require continued operation of our existing carbon-free technologies including nuclear and renewables. The transition to and expansion of certain low-carbon resources, such as renewables without cost-effective storage, may challenge our ability to meet customer expectations of reliability and value in a carbon constrained environment, particularly as demand increases. Our nuclear fleet is central to our ability to meet these objectives and customer expectations. We are continuing our work to renew the operating licenses of the 11 reactors we operate at six nuclear stations for an additional 20 years, extending their operating lives to and beyond midcentury. Failure to receive approval from the NRC for the relicensing of any of these reactors could affect our ability to achieve net-zero carbon emissions from electricity generation by 2050.
As a consequence, Duke Energy may not be able to fully implement or realize the anticipated results of its energy modernization, which may have an adverse effect on its financial condition.
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
If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their regulated customers were eroded, their earnings could be negatively impacted. Federal and state regulations, laws, commercialization and reduction of costs and other efforts designed to promote and expand the use of EE measures and distributed generation technologies, such as private solar and battery storage, in Duke Energy service territories could reduce recovery of fixed costs in Duke Energy service territories or result in customers leaving the electric distribution system or an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power up to the full retail credit amount. Over time, customer adoption of these technologies or adoption of net metering regulatory structures could result in Duke Energy not being able to fully recover the costs of its investments.
State regulators have approved various mechanisms to stabilize natural gas utility margins, including margin decoupling in North Carolina and rate stabilization in South Carolina. Additionally, certain jurisdictions have established performance incentive mechanisms and revenue decoupling mechanisms for EU&I. Performance incentive mechanisms condition some portion of the respective utility's earnings on its performance on established measurable consumer, utility system or public policy outcomes. Revenue decoupling mechanisms provide periodic rate adjustments to ensure actual revenues match allowed revenues for certain customer classes. State regulators have also approved other margin stabilizing mechanisms that, for example, allow for recovery of margin losses associated with negotiated transactions designed to retain large volume customers that could use alternative fuels or that may otherwise directly access natural gas supply through their own connection to an interstate pipeline. If regulators decided to discontinue the Duke Energy Registrants' use of tariff mechanisms or other mechanisms intended to stabilize utility margins, it would negatively impact results of operations, financial position and cash flows. In addition, regulatory authorities also review whether fuel and purchased power costs are prudently incurred and can disallow the recovery of a portion of these costs that the Duke Energy Registrants seek to recover from customers, which would adversely impact earnings and cash flows.
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

RISK FACTORS
Increased competition and unrecovered costs could adversely affect the Duke Energy Registrants’ results of operations, financial position or cash flows and their utility businesses.
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
The Duke Energy Registrants may also face heightened competitive pressures arising from other utilities and energy suppliers that construct or install generation facilities directly for customers, as well as from customers who develop their own generation capabilities. Additionally, the establishment of municipal utilities within Duke Energy's service territories could further intensify competition. These developments have the potential to materially and adversely affect the Duke Energy Registrants' results of operations, financial position or cash flows.
The Duke Energy Registrants’ businesses are subject to extensive federal regulation and a wide variety of laws and governmental policies, including taxes and environmental regulations, that may change over time in ways that affect operations and costs.
The Duke Energy Registrants are subject to regulations under a wide variety of U.S. federal and state regulations and policies, including by FERC, NRC, EPA and various other federal agencies as well as the North American Electric Reliability Corporation. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, their ability to: take fundamental business management actions; determine the terms and rates for services; make acquisitions; issue equity or debt securities; engage in transactions with other subsidiaries and affiliates; and pay dividends upstream to the Duke Energy Registrants. Changes to federal regulations are continuous and ongoing. There can be no assurance that laws, regulations and policies, including tax incentives and credits, will not be changed in ways that result in material modifications of business models and objectives or affect returns on investment by restricting activities and products, subjecting them to escalating costs, causing delays, or prohibiting them outright, which could have a material effect on the Duke Energy Registrants' results of operations, financial position or cash flows. Such potential changes that may have adverse consequences could include no longer allowing tax incentives and credits currently provided for under the IRA and OBBBA, including the ability to record or sell related tax credits to third parties.
The Duke Energy Registrants are subject to numerous environmental laws and regulations requiring significant capital expenditures that can increase the cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.
The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including CCR, air emissions, water quality, wastewater discharges, solid waste and hazardous waste. For example, new EPA rules issued in April 2024, among other things, impose stringent GHG emissions limitations on existing coal plants and new natural gas plants and more stringent air toxic limits on existing coal plants, increase limitations on wastewater discharge, and impose groundwater monitoring and corrective action requirements on previously unregulated coal ash sources at regulated facilities (CCR Management Units) and inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). Potential legal challenges to such rules or actions to repeal or modify requirements may not be successful, and adherence to these rules may increase the cost of compliance, impact generation resource mix, force carbon reductions or negatively impact customer reliability and perceived value. For example, EPA Rule 111 as issued imposes stringent GHG emissions limitations and reliance on carbon capture technologies that are not yet adequately demonstrated at utility scale. These and other environmental laws and regulations can result in increased capital, operating and other costs. Additionally, new state legislation in response to such regulations could impose carbon reduction objectives that are more aggressive than the Company's plans. These regulations may require the Duke Energy Registrants to make additional capital expenditures or increase operating and maintenance costs.
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
There is continued concern, and increasing and conflicting activism, both nationally and internationally, about global climate change. The EPA and state regulators have, and may adopt and implement, additional regulations to restrict emissions of GHGs to address global climate change, as well as reporting requirements regarding such emissions and related climate-goal claims. Certain local and state jurisdictions have also enacted laws to restrict or prevent new natural gas infrastructure. Increased regulation of GHG emissions and reporting requirements could impose significant additional costs on the Duke Energy Registrants' electric and natural gas operations, their suppliers and customers and affect demand for energy conservation and renewable products, which could impact both our electric and natural gas businesses. Regulatory changes and/or uncertainty of applicability of such legislative and regulatory initiatives could also result in generation facilities to be retired earlier than planned to achieve net-zero carbon emissions from electricity generation by 2050. Though we would plan to seek cost recovery for investments related to GHG emission reductions through regulatory rate structures, changes in the regulatory climate could result in the delay or failure to fully recover costs and investments, including in generation.
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
The Duke Energy Registrants are exposed to financial and operational risks associated with growth including volatility in sales, supply and demand forecasts, and customer usage changes which could negatively impact the Duke Energy Registrants' results of operations.
Factors that could impact sales volumes, generation of electricity and market prices at which the Duke Energy Registrants are able to sell electricity and natural gas include the following:
•weather variability such as extreme seasonal conditions, storm-related outages, or drought impacting generation economics;
•transmission or transportation constraints, purchased power availability and competitive alternative energy sources;
•customer-owned generation, energy efficiency adoption and technological advances reducing demand; and
•fuel procurement challenges for coal, natural gas, crude oil and uranium and capacity limitations for transmission services.
At times, demand can exceed available generation capacity and emerging large loads – such as hyperscale data centers and industrial facilities – present unique risks due to their high demand, rapid fluctuations, and unpredictable operational profiles, which can further strain bulk power system reliability and grid stability. Meeting these requirements may necessitate substantial investments in generation, transmission and advanced grid infrastructure, while early termination of service agreements or stranded assets could result if investments are not fully recovered. Additionally, failure to comply with evolving regulatory requirements and reliability standards, including those established or those that may be established in the future by the NERC and regional entities, could result in penalties, operational restrictions or reputational harm. Compliance obligations related to interconnection processes, system planning and reliability performance for large loads may require significant resources and could impact project timelines and costs.
Natural disasters or operational accidents may adversely affect the Duke Energy Registrants’ operating results, financial position or cash flows.
Natural disasters or operational accidents within the Company or industry (such as wild fires, earthquakes, hurricanes or natural gas transmission pipeline explosions) could have direct or indirect impacts to the Duke Energy Registrants or to key contractors and suppliers. Such events can, and in the past have, negatively impacted sales volumes such as in the case of storm-related customer outages resulting in lower usage. Costs to restore service and rebuild assets after such events may be material and could impact the results of operations, financial position or cash flows of the Duke Energy Registrants, and such events may do so in the future, until complete and timely cost recovery is approved and occurs under existing relevant regulatory mechanisms across our jurisdictions.

RISK FACTORS
The generation of electricity and the transportation and storage of natural gas involve inherent operating risks that may result in accidents involving serious injury or loss of life, environmental damage or property damage. Such events could impact the Duke Energy Registrants through civil or criminal legal proceedings or changes to policies, laws and regulations whose compliance costs have a significant impact on the Duke Energy Registrants’ results of operations, financial position or cash flows. In addition, if a serious operational accident were to occur, existing insurance policies may not cover all of the potential exposures or the actual amount of loss incurred, including potential litigation awards. Any losses not covered by insurance, or any increases in the cost of applicable insurance as a result of such accident, could have a material adverse effect on the results of operations, financial position, cash flows or reputation of the Duke Energy Registrants.
The reputation and financial condition of the Duke Energy Registrants could be negatively impacted due to their obligations to comply with federal and state regulations, laws, and other legal requirements that govern the operations, assessments, storage, closure, remediation, disposal and monitoring relating to CCR, the high costs and new rate impacts associated with implementing new CCR-related requirements and the strategies and methods necessary to implement these requirements in compliance with these legal obligations.
As a result of electricity produced for decades at coal-fired power plants, the Duke Energy Registrants manage large amounts of CCR that are primarily stored in dry storage within landfills or combined with water in surface impoundments, all in compliance with applicable regulatory requirements. A CCR-related operational incident could have a material adverse impact on the reputation and results of operations, financial position or cash flows of the Duke Energy Registrants.
Federal and state laws, regulations and other legal requirements, including those related to the 2015 CCR Rule and 2024 CCR Rule, may require or result in additional expenditures, including increased operating and maintenance costs, which could affect the results of operations, financial position or cash flows of the Duke Energy Registrants. The Duke Energy Registrants will continue to seek full cost recovery for expenditures through the normal ratemaking process with state and federal utility commissions, who permit recovery in rates of reasonable and prudently incurred costs associated with the Duke Energy Registrants’ regulated operations, and through other wholesale contracts with terms that contemplate recovery of such costs, although there is no guarantee of full cost recovery. In addition, the timing for and amount of recovery of such costs could have a material adverse impact on Duke Energy's cash flows.
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
Growth and retention of customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by several factors outside the control of the Duke Energy Registrants, such as mandated EE measures, demand-side management goals, advancements in technology that may impact the energy usage by large commercial customers, such as data centers, distributed generation resources and economic and demographic conditions, such as inflation, tariffs, and interest rate volatility, population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.
Federal legislation enacted in 2025 eliminated the long‑term extension of certain residential solar tax credits, causing these incentives to expire after 2025, however, some states continue to offer or consider solar or energy efficiency incentives. Such incentives, along with technological advances driven by federal laws mandating new levels of EE in end-use electric and natural gas devices or other improvements in or applications of technology, could lead to declines in per capita energy consumption.
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
Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or number of customers and may cause the failure of the Duke Energy Registrants to fully realize anticipated benefits from significant capital investments and expenditures, which could have a material adverse effect on their results of operations, financial position or cash flows.
Furthermore, the Duke Energy Registrants currently have EE riders in place to recover the cost of EE programs in North Carolina, South Carolina, Florida, Indiana and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.
The Duke Energy Registrants' future results of operations may be impacted by changing or conflicting expectations and demands, particularly regarding environmental, social and governance concerns.
Duke Energy’s ability to execute its strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors and stakeholders. Those expectations are based in part on the core fundamentals of reliability and value but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services and offerings. Additionally, the risks of global climate change continue to shape our customers’ sustainability objectives and energy needs as well as the investment and financing criteria of investors. Failure to meet these increasing expectations or to adequately address the risks and external pressures from regulators, customers, investors and other stakeholders may impact Duke Energy’s reputation, affect its ability to achieve favorable outcomes in future rate cases or impact the results of operations for the Duke Energy Registrants. Furthermore, the increasing use of social media and conflicting expectations and demands regarding environmental, social, and governance concerns, may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations or financial condition.

RISK FACTORS
As it relates to electric generation, a diversified fleet with increasingly clean generation resources may facilitate more efficient financing and lower costs. Conversely, jurisdictions utilizing more carbon-intensive generation such as coal may experience difficulty attracting certain investors and obtaining the most economical financing terms available. Furthermore, with a heightened emphasis on environmental, social, and governance concerns, and climate change in particular, there is an increased risk of litigation, activism, and legislation from groups both in support of and opposed to various environmental, social and governance initiatives, which could cause delays and increase the costs of our energy modernization.
The Duke Energy Registrants’ operating results may fluctuate on a seasonal and quarterly basis and can be negatively affected by changes in weather conditions and severe weather, including extreme weather conditions and changes in weather patterns from climate change.
Electric power generation and natural gas distribution are generally seasonal businesses. In most parts of the U.S., the demand for power peaks during the warmer summer months, with market prices also typically peaking at that time. In other areas, demand for power peaks during the winter. Demand for natural gas peaks during the winter months. Further, changing frequency or magnitude of extreme weather conditions such as hurricanes, droughts, heat waves, winter storms and severe weather, including from climate change, could cause these seasonal fluctuations to be more pronounced. As a result, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus makes period-to-period comparison less relevant.
Sustained severe drought conditions could impact generation by hydroelectric plants, as well as fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, flooding, tornadoes, severe thunderstorms, snow and ice storms, droughts, extreme temperatures, and wild fires, including from climate change, can result in lost operating revenues due to outages, property damage or total loss, including downed transmission and distribution lines, personal injury, reputational harm, and additional unexpected expenses to mitigate storm damage, including incremental financing costs. The cost of storm restoration efforts may not be fully recoverable or recoverable on a timely basis through the regulatory process and may impact the results of operations, financial position or cash flows of the Duke Energy Registrants.
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
Risks Related to Supply Chain Disruptions, Inflation, Tariffs and Foreign Export Restrictions
Duke Energy’s operations and capital projects are exposed to supply chain disruptions, inflation, tariffs and export restrictions. These factors may increase costs, extend lead times for critical equipment and/or delay construction and maintenance activities. Rising demand for electric infrastructure and international trade developments, including potential export controls on certain rare earth materials and technologies used in electric utility infrastructure, may further constrain supply availability. These risks may result in higher costs than estimated or than allowed under approved regulatory mechanisms and could impact our financial results, capital plan execution or our ability to deliver on system modernization goals.
Fluctuations in commodity prices or availability may adversely affect various aspects of the Duke Energy Registrants’ operations as well as their results of operations, financial position and cash flows.
The Duke Energy Registrants are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities as a result of their ownership of energy-related assets. Fuel costs are recovered primarily through cost recovery clauses, subject to the approval of state utility commissions. Additionally, the Duke Energy Registrants are exposed to risk that counterparties will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of, among other things, changing economic conditions, bankruptcies, transportation delays, weather, labor relations, physical or cyber attack, force majeure events or environmental regulations affecting any of these fuel suppliers, could limit the Duke Energy Registrants' ability to operate their facilities. Should counterparties fail to perform, the Duke Energy Registrants might be forced to replace the underlying commitment at prevailing market prices possibly resulting in losses in addition to the amounts, if any, already paid to the counterparties.

RISK FACTORS
Certain of the Duke Energy Registrants’ hedge agreements may result in the receipt of, or posting of, collateral with counterparties, depending on the daily market-based calculation of financial exposure of the derivative positions. Fluctuations in commodity prices that lead to the return of collateral received and/or the posting of collateral with counterparties could negatively impact liquidity. Downgrades in the Duke Energy Registrants’ credit ratings could also lead to additional collateral posting requirements. The Duke Energy Registrants continually monitor derivative positions in relation to market price activity.
Cyberattacks and data security breaches could adversely affect the Duke Energy Registrants' businesses.
Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies, and the increased sophistication, magnitude and frequency of cyberattacks and data security breaches. Duke Energy relies on the continued operation of advanced digital information and operational technology systems and network infrastructure, which are part of an interconnected regional grid. Additionally, connectivity to the internet continues to increase through grid modernization and other operational excellence initiatives. Furthermore, AI, including generative AI, may be used to facilitate or perpetrate these cybersecurity threats. Duke Energy’s use of generative AI (and use by their vendors and agents) may subject them to data privacy, legal, regulatory and security risks. Because of the critical nature of the infrastructure, increased connectivity to the internet, external networks, mandatory reliability and safety obligations, and technology systems’ inherent vulnerability to disability or failures due to hacking, viruses, acts of war or terrorism or other types of data security breaches, the Duke Energy Registrants face a heightened risk of cyberattacks from foreign, nation-state or domestic sources and have been subject, and will likely continue to be subject, to cyberattacks designed to gain unauthorized access to information and/or information systems or to disrupt utility operations through computer viruses and phishing attempts either directly or indirectly through its material vendors or related third parties. In addition, advances in emerging technologies such as quantum computing could, over time, be used to break standard encryption methods, compromise secure connections or otherwise conduct cyberattacks of increasing sophistication. In the event of a significant cybersecurity breach on either the Duke Energy Registrants or with one of our material vendors or related third parties, the Duke Energy Registrants could (i) have business operations disrupted, including the disruption of the operation of our natural gas and electric assets and the power grid, theft of confidential company, employee, retiree, shareholder, vendor or customer information, and general business systems and process interruption or compromise, including preventing the Duke Energy Registrants from servicing customers, collecting revenues or the recording, processing and/or reporting financial information correctly, (ii) experience substantial loss of revenues, repair and restoration costs, penalties and costs for lack of compliance with relevant regulations, implementation costs for additional security measures to avert future cyberattacks and other financial loss and (iii) be subject to increased regulation, litigation and reputational damage. While Duke Energy maintains insurance relating to cybersecurity events, such insurance does not protect Duke Energy from such cyberattacks occurring, and while it does provide some potential mitigation of the financial impacts resulting from such cyberattacks, it is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage experienced.
The Duke Energy Registrants are subject to standards enacted by the North American Electric Reliability Corporation and enforced by FERC regarding protection of the physical and cybersecurity of critical infrastructure assets required for operating North America's bulk electric system. The Duke Energy Registrants are also subject to regulations set by the NRC regarding the protection of digital computer and communication systems and networks required for the operation of nuclear power plants. The Duke Energy Registrants that operate designated critical pipelines that transport natural gas are also subject to security directives issued by the TSA requiring such registrants to implement specific cybersecurity mitigation measures. While the Duke Energy Registrants believe they are in compliance with, or, in the case of recent directives, are in the process of implementing such standards and regulations, the Duke Energy Registrants have from time to time been, and may in the future be, found to be in violation of such standards and regulations. In addition, compliance with or changes in the applicable standards and regulations may subject the Duke Energy Registrants to higher operating costs and/or increased capital expenditures as well as substantial fines for non-compliance.
The Duke Energy Registrants’ operations have been and may be affected by pandemic health events in ways listed below and in ways the Duke Energy Registrants cannot predict at this time.
The COVID-19 pandemic and efforts to respond to it resulted in widespread adverse consequences on the global economy and on the Duke Energy Registrants’ customers, third-party vendors, and other parties with whom we do business. If another pandemic or health epidemic or outbreak occurs and is significantly prolonged, it could impact the Duke Energy Registrants' business strategy, results of operations, financial position or cash flows in the future as a result of delays in rate cases or other legal proceedings, an inability to obtain labor or equipment necessary for the construction of large capital projects, an inability to procure satisfactory levels of fuels or other necessary equipment for the continued production of electricity or delivery of natural gas, volatility in global equity securities markets, and the health and availability of our critical personnel and their ability to perform business functions.
Duke Energy Ohio’s and Duke Energy Indiana’s membership in an RTO presents risks that could have a material adverse effect on their results of operations, financial position and cash flows.
The rules governing the various regional power markets may change, which could affect Duke Energy Ohio’s and Duke Energy Indiana’s costs and/or revenues. Both Duke Energy Ohio and Duke Energy Indiana have trackers to recover approved RTO costs, but to the degree Duke Energy Ohio and Duke Energy Indiana incur significant additional fees and increased costs to participate in an RTO that are not approved for recovery, their results of operations may be impacted. Duke Energy Ohio and Duke Energy Indiana may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design, while being able to allocate costs of projects built by Duke Energy Ohio and Duke Energy Indiana to others. Duke Energy Ohio and Duke Energy Indiana may be required to expand their transmission system according to decisions made by an RTO rather than their own internal planning process. In addition, RTOs have been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on the results of operations, financial position or cash flows of Duke Energy Ohio and Duke Energy Indiana.
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

RISK FACTORS
The Duke Energy Registrants have incurred, and may incur additional costs or delays in the construction of new plants or facilities and may not be able to recover their investments in whole or in part.
Duke Energy’s long-term strategy requires extensive capital investment in generation and transmission facilities. The construction of such projects involve a number of risks, including construction delays, delays in or failure to receive required regulatory approvals and/or siting or environmental permits, nonperformance by equipment and other third-party suppliers, and increases in equipment and labor costs beyond expectations. Uncertainty in long-term customer usage patterns or lower than anticipated load growth could impact the nature, timing or magnitude of the Company’s investments, and consequently, the achievement of the Company’s growth objectives. Additionally, to support expected demand growth, Duke Energy Registrants will have compounding risks due to the simultaneous development and construction of multiple facilities. Completion of these types of large projects is subject to substantial delay or cost overrun risks that have, or may occur again, in the future, including those related to labor costs, availability of materials, productivity of workforce/equipment; as well as supply chain issues including, quality, availability, disruptions and potential tariff impacts; weather related delays; start up issues; public and regulatory support; transmission grid interconnection issues; and potential for increased financing costs as a result of interest rates and impact of delays including loss of otherwise available tax credits and incentives. Project cancellations may result in significant cancellation penalties under the equipment purchase orders and construction contracts or impairment charges. If a construction project is completed, the total costs may be higher than estimated or deemed imprudent and may be disallowed or otherwise not recoverable through regulated rates.
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
While we strive to maintain constructive communications with our shareholders, activist shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to affect changes and assert influence on our Board and management. Perceived uncertainties as to the future direction or governance of the Company may cause concern to our current or potential regulators, vendors or strategic partners, or make it more difficult to execute on our strategy or to attract and retain qualified personnel, which may have a material impact on our business and operating results. In addition, actions such as those described above could cause fluctuations in the trading price of our common stock, based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business.
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
There can be no assurance that strategic transactions, including merger and acquisition activities and the disposition of assets or businesses, will be completed as expected or at all. These transactions are subject to various closing conditions, including regulatory approvals, and delays or failures may occur due to factors beyond our control. If the proposed transactions are not consummated, we could face a range of negative outcomes, including:
•Inability to achieve anticipated proceeds could require Duke Energy to seek alternative funding sources to execute its capital plan and impede our ability to displace previously planned issuances of long-term debt and common equity;
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

RISK FACTORS
Ownership and operation of nuclear generation facilities requires compliance with licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines or shut down a unit depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of the control of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, such as a serious nuclear incident at a facility owned by a third party, could necessitate substantial capital or other expenditures, as well as assessments to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on the results of operations, financial position, cash flows or reputation of the Duke Energy Registrants.
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
Market disruptions may increase the cost of borrowing or adversely affect the ability to access one or more financial markets. Such disruptions could include: economic downturns, unfavorable capital market conditions, market prices for natural gas and coal, geopolitical risks, actual or threatened terrorist attacks, or the overall health of the energy industry. Additionally, rapidly rising interest rates could impact the ability to cost- effectively finance the capital plan or increase rates to customers and could have an impact on our ability to execute on our energy modernization. The availability of credit under Duke Energy’s Master Credit Facility depends upon the ability of the banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.
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
Each of the Duke Energy Registrants’ senior long-term debt issuances is currently rated investment grade by various rating agencies. The Duke Energy Registrants cannot ensure their senior long-term debt will be rated investment grade in the future. If the rating agencies were to rate the Duke Energy Registrants below investment grade, borrowing costs would increase, perhaps significantly. In addition, the potential pool of investors and funding sources would likely decrease. Further, if the short-term debt rating were to fall, access to the commercial paper market could be significantly limited. A downgrade below investment grade could also require the posting of additional collateral in the form of letters of credit or cash under various credit, commodity and capacity agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’ liquidity and profitability and could have a material effect on their results of operations, financial position or cash flows.
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
Ownership and operation of nuclear generation facilities also requires the maintenance of funded trusts that are intended to pay for the decommissioning costs of the respective nuclear power plants. The performance of the capital markets affects the values of the assets held in trust to satisfy these future obligations. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida have significant obligations in this area and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below projected rates of return. Although a number of factors impact funding requirements, a decline in the market value of the assets may increase the funding requirements of the obligations for decommissioning nuclear plants. If Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are unable to successfully manage their NDTF assets or if the cost of decommissioning nuclear generation facilities exceeds the amount available in decommissioning funds and such costs cannot be recovered through insurance or regulatory mechanisms, their results of operations, financial position or cash flows could be negatively affected.

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
Duke Energy’s operations are dependent upon the proper functioning of its internal systems, including the information technology systems that support our underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of our operations. In the ordinary course of business, we rely on information technology systems, including the internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of our customers, employees, retirees and shareholders and (iv) data with respect to invoicing and the collection of payments, accounting, procurement and supply chain activities. Our information technology systems are dependent upon global communications and cloud service providers, as well as their respective vendors, many of whom have at some point experienced significant system failures and outages in the past and may experience such failures and outages in the future. These providers’ systems are susceptible to cybersecurity and data breaches, outages from fire, floods, severe weather, power loss, telecommunications failures, break-ins and similar events. Failure to prevent or mitigate data loss from system failures or outages could materially affect the results of operations, financial position or cash flows of the Duke Energy Registrants.
In addition to maintaining our current information technology systems, Duke Energy believes the ongoing digital transformation of its business is key to driving internal efficiencies as well as providing additional capabilities to customers. Duke Energy’s information technology systems are critical to cost-effective, reliable daily operations and our ability to effectively serve our customers. We expect our customers to continue to demand more sophisticated technology-driven solutions and we must enhance or replace our information technology systems in response. This involves significant development and implementation costs to keep pace with changing technologies, including AI, and customer demand. If we fail to successfully implement critical technology, or if it does not provide the anticipated benefits or meet customer demands, such failure could materially adversely affect our business strategy as well as impact the results of operations, financial position or cash flows of the Duke Energy Registrants.
Potential terrorist activities, or military or other actions, could adversely affect the Duke Energy Registrants’ businesses.
The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic or financial market instability or volatility in prices for commodities including natural gas and oil, which may have material adverse effects in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. Information technology systems, transportation systems for our fuel sources including natural gas pipelines, transmission and distribution and generation facilities such as nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups that could have a material adverse effect on Duke Energy Registrants' businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for their information technology systems, transmission and distribution and generation facilities, including nuclear power plants under the NRC’s design basis threat requirements. These increased costs could include additional physical plant security and security personnel or additional capability following a terrorist incident.
Failure to attract and retain an appropriately qualified workforce could unfavorably impact the Duke Energy Registrants’ results of operations.
Certain events, such as an employee strike or work stoppage, an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges or increased costs. The challenges include lack of resources, loss of knowledge base and the lengthy time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may increase. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the business, especially considering the workforce needs associated with new plant construction, nuclear generation facilities and new skills required to operate a modernized, technology-enabled power grid. If the Duke Energy Registrants are unable to successfully attract and retain an appropriately qualified workforce, their results of operations, financial position or cash flows could be negatively affected.

UNRESOLVED STAFF COMMENTS

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

Risk Management
Ensuring the security of Duke Energy’s assets, information and teammates is vital for delivering the essential service on which Duke Energy’s customers and communities depend. In light of the ever-evolving threat landscape and increasing sophistication of threat actor tactics, techniques and procedures, steadfast and advanced cybersecurity and security operations are integral parts of Duke Energy’s enterprise risk management framework. Duke Energy's enterprise risk management framework is used across the enterprise by subject matter experts to identify, assess, monitor and communicate enterprise level risks to the Chief Risk Officer. Duke Energy’s technology and cybersecurity risk management program is integrated into the Company’s overall Enterprise Risk Management program and is composed of three primary lines of defense: (1) the Cybersecurity Incident Response Team (CIRT); (2) the Duke Energy Enterprise Security Team (EST); and (3) internal and external cybersecurity audits. This framework also incorporates the identification and management of risks associated with the Company’s development and use of AI technologies, including AI‑related cybersecurity considerations. Duke Energy monitors the threat landscape to understand both how threat actors are operating currently and how they are developing capabilities using emerging technologies such as AI and quantum computing. Our risk management program is flexible and allows us to pivot as threat actors evolve.
Duke Energy’s first line of defense is the CIRT under the Office of the Chief Administrative Officer (CAO). The CIRT reports up to leaders in the Chief Security and Information Security Office, including the Chief Security and Information Security Officer (CSISO), Managing Director of Cybersecurity and Network Defense, and Director of Cybersecurity Operations, whose cybersecurity backgrounds include many years serving in operational cyber roles, leading incident response, participating in industry engagement, collaborating with federal and local cyber programs, and time analyzing security breaches across the industry. The CIRT oversees an enterprisewide process that identifies, assesses, responds to and resolves cyber incidents, both internal and those associated with the Company’s use of third-party service providers, by defining roles, responsibilities and the process for problem source identification, mitigation, and eradication triggered by a suspected cyber incident. Duke Energy manages cybersecurity threats through its 24/7 Duke Energy Cybersecurity Operations Center (CSOC), which serves as the Company’s central command center for monitoring and coordinating responses to cyberthreats. The CSOC engages in daily information sharing within the utilities industry and with government partners and monitors incoming intelligence and cyber incident impacts. The CSOC assesses the relevant information by assigning a CIRT Heat Map score, which results in CIRT activation if a certain threat level is met. It also results in the assignment of additional roles and responsibilities to enable the cybersecurity leadership and technical teams to collectively and regularly review incident information, score the impact, communicate to leadership, and respond appropriately. Another key component of Duke Energy’s first line of defense against cybersecurity threats is its Third-Party Risk Management (TPRM) process, whereby third parties providing services that meet certain criteria such as storing or transmitting Duke Energy data, hosting an application, or connecting to the Duke Energy network are required to undergo a cybersecurity assessment primarily to ascertain the risk of a third-party’s proposed services to Duke Energy. As part of this process, the Company also evaluates the cybersecurity and data‑protection risks associated with third‑party AI tools and services.
Duke Energy’s second line of defense against cybersecurity threats is the EST, which is led by the CSISO, and actively evaluates, anticipates and tests Duke Energy’s cybersecurity risk level and preventive and risk mitigation controls relative to the enterprisewide risk level and controls. The EST is responsible for infrastructure defense and security controls, performing vulnerability assessments and third-party information security assessments, employee awareness and training programs and security incident management, including oversight of the remediation of cybersecurity incidents. The EST monitors cyber activity and also reports on the status of the Company’s cybersecurity performance and any ongoing remediation efforts to the Company’s CAO, Chief Information Officer (CIO) and CSISO. The CAO and CSISO report these cybersecurity metrics, which use a vulnerability management scoring system and closely align with the National Institute of Standards and Technology Cybersecurity Framework, to the Audit Committee at each regularly scheduled Audit Committee meeting. The EST also employs tools and oversees and challenges Duke Energy’s cybersecurity and technology metrics under its Enterprise Security Risk Register to track, identify and manage risk. The EST also partners with relevant technology and compliance teams to assess controls relating to the Company’s internal use of AI technologies and to monitor emerging AI‑enabled cybersecurity threat vectors in alignment with Duke Energy’s internal AI governance policies. To this end, the EST engages outside expert firms to perform a comprehensive external penetration test each year, performs system and application penetration testing several times throughout the year, and conducts annual exercises simulating the tactics, techniques, and procedures of advanced threat actor groups to test the Company’s ability to prevent penetration, detect suspicious activity and respond to these threats in a timely manner. Lessons learned inform the ongoing improvement of security preventive and mitigating controls and procedures and the results of such testing and threat actor simulations are shared with senior management and the Board of Directors.
Duke Energy also has a senior management committee, the Executive Cybersecurity Oversight Governance Committee (ECOG), which governs enterprise-level cybersecurity risk tolerance. The ECOG, comprised of the Company's Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Administrative Officer (CAO), Chief Legal Officer (CLO) and Chief Generation Officer (CGO) receives monthly updates from the CSISO and provides senior management throughout the Company informational technology and operational technology perspectives, oversight and governance on investments and priorities for the broader cybersecurity organization, in addition to providing final decision oversight on recommendations and response to the ever-challenging cybersecurity threat landscape. The ECOG also is leveraged to supply information and bring transparency to senior management throughout the Company on the increasing threat landscape and the actions, response and road map to combat the threats. In addition, the ECOG provides oversight of enterprise AI governance activities and reviews management’s integration of AI‑related risk considerations into the Company’s cybersecurity and technology‑risk oversight processes.
Internal and external cybersecurity audits provide a third line of defense and independently provide assurance on how effectively the Company, as a whole, manages cybersecurity risk. Each year, Duke Energy Corporate Audit Services (CAS) performs various audits of key Duke Energy security systems and functions, such as third-party risk management programs, to assess whether appropriate security controls are in place and operating effectively. In addition to these internal audits, the Company is subject to a variety of external audits, performed periodically as required by the auditing entity, including external audits performed by the NERC under the Critical Infrastructure Protection framework (CIP), TSA Pipeline Security Directive and FERC Dam Security.

CYBERSECURITY
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
Governance
The Audit Committee has primary oversight of management’s efforts to mitigate cybersecurity and technology risk and respond to cyber incidents. The Audit Committee receives updates throughout the year from the CAO and CSISO on cybersecurity and grid security issues, including compliance with regulations, employee training and drills, at every regularly scheduled Audit Committee meeting, and engages in discussions throughout the year with management on the effectiveness of Duke Energy’s overall cybersecurity program and progress for addressing any identified risks. In 2025, the Audit Committee received three updates and the full Board of Directors received one update on cybersecurity. The Audit Committee also receives periodic updates on Duke Energy’s digital transformation and the operation of, and enhancements to, the Company’s financial systems and business and operational technical systems. These updates include, as appropriate, information regarding the Company’s AI governance practices and management’s evaluation of emerging AI‑related technology and cybersecurity risks. The reviews presented to the Audit Committee are followed with an update to the full Board of Directors by the Chair of the Audit Committee.
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
The relevant cybersecurity risk expertise of Duke Energy’s management who serve on the ECOG and/or senior management who lead the CIRT and EST is described below. These management teams also oversee the integration of Duke Energy’s AI governance policies into the Company’s broader cybersecurity and technology‑risk management processes.
•The CEO of Duke Energy has gained cybersecurity experience through focusing on transmission and the development of long-term grid strategies and solutions and through a prior role as Chief Distribution Officer, overseeing the safe, reliable, and efficient operation of Duke Energy’s electric distribution systems, and through serving on the board of the Association of Edison Illuminating Companies.
•The EVP and Chief Financial Officer of Duke Energy (CFO) previously served as the Company’s Chief Transformation and Administrative Officer and led the Company’s business transformation through digital innovation, new ways of working and process redesign. In this role, the CFO gained an in-depth understanding of the Company's cybersecurity procedures and key threats and was responsible for the enterprise business services and technology team, including the information and technology organization.
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
•The CAO of Duke Energy has over 29 years of experience in delivering secure information technology solutions across multiple industries, leading technology delivery for all core business functions. The CAO holds a Secret Security clearance and has active interactions and partnership with the Federal Bureau of Investigation, Edison Electric Institute and State Fusion Centers in the jurisdictions that Duke Energy serves.

PROPERTIES
ITEM 2. PROPERTIES

ELECTRIC UTILITIES AND INFRASTRUCTURE
The following table provides information related to the EU&I's generation stations as of December 31, 2025. The MW displayed in the table below are based on winter capacity for Fossil, Nuclear and Hydro generation stations, and nameplate capacity for Renewable generation stations. Ownership interest in all facilities is 100% unless otherwise indicated.

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Carolinas
Oconee	Nuclear	Uranium	SC	2,688
McGuire	Nuclear	Uranium	NC	2,386
Catawba(a)	Nuclear	Uranium	SC	600
Belews Creek	Fossil	Coal/Gas	NC	2,220
Marshall	Fossil	Coal/Gas	NC	2,078
Lincoln CT	Fossil	Gas/Oil	NC	1,907
J.E. Rogers	Fossil	Coal/Gas	NC	1,395
Rockingham CT	Fossil	Gas/Oil	NC	895
Mill Creek CT	Fossil	Gas/Oil	SC	751
Buck CC	Fossil	Gas	NC	718
Dan River CC	Fossil	Gas	NC	718
W.S. Lee CC(b)	Fossil	Gas	SC	709
W.S. Lee CT	Fossil	Gas/Oil	SC	96
Clemson CHP	Fossil	Gas	SC	15
Bad Creek	Hydro	Water	SC	1,640
Jocassee	Hydro	Water	SC	780
Cowans Ford	Hydro	Water	NC	324
Keowee	Hydro	Water	SC	152
Other small facilities (18 plants)	Hydro	Water	NC/SC	584
Utility-Scale Solar (seven sites)	Renewable	Solar	NC	170
Battery Storage (two sites)	Renewable	Storage	NC	75
Total Duke Energy Carolinas				20,901

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Progress
Brunswick	Nuclear	Uranium	NC	1,928
Harris	Nuclear	Uranium	NC	1,009
Robinson	Nuclear	Uranium	SC	793
Roxboro	Fossil	Coal	NC	2,462
Smith CC	Fossil	Gas/Oil	NC	1,250
H.F. Lee CC	Fossil	Gas/Oil	NC	1,054
Smith CT	Fossil	Gas/Oil	NC	1,000
Wayne County CT	Fossil	Gas/Oil	NC	975
Mayo	Fossil	Coal	NC	713
L.V. Sutton CC	Fossil	Gas/Oil	NC	709
Asheville CC	Fossil	Gas/Oil	NC	595
Asheville CT	Fossil	Gas/Oil	NC	370
Darlington CT	Fossil	Gas/Oil	SC	262
Weatherspoon CT	Fossil	Gas/Oil	NC	164
L.V. Sutton CT	Fossil	Gas/Oil	NC	97
Blewett CT	Fossil	Oil	NC	68
Walters	Hydro	Water	NC	112
Other small facilities (three plants)	Hydro	Water	NC	116
Utility-Scale Solar (six sites)	Renewable	Solar	NC	226
Battery Storage (four sites)	Renewable	Storage	NC	165
Total Duke Energy Progress				14,068

PROPERTIES

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Florida
Hines CC	Fossil	Gas/Oil	FL	2,168
Citrus County CC	Fossil	Gas	FL	1,854
Crystal River	Fossil	Coal	FL	1,442
Bartow CC	Fossil	Gas/Oil	FL	1,259
Intercession City CT	Fossil	Gas/Oil	FL	1,126
Anclote	Fossil	Gas	FL	1,025
DeBary CT	Fossil	Gas/Oil	FL	661
Osprey CC	Fossil	Gas/Oil	FL	638
Tiger Bay CC	Fossil	Gas/Oil	FL	230
Bartow CT	Fossil	Gas/Oil	FL	212
Suwannee River CT	Fossil	Gas	FL	194
Bayboro CT	Fossil	Oil	FL	139
University of Florida CoGen CT	Fossil	Gas	FL	50
Utility-Scale Solar (30 sites)	Renewable	Solar	FL	1,712
Battery Storage (seven sites)	Renewable	Storage	FL	55
Total Duke Energy Florida				12,765

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Ohio
East Bend	Fossil	Coal	KY	600
Woodsdale CT	Fossil	Gas/Propane	OH	564
Distributed generation (four sites)	Renewable	Solar	KY	9
Total Duke Energy Ohio				1,173

				Owned MW
Facility	Plant Type	Primary Fuel	Location	Capacity
Duke Energy Indiana
Gibson(c)	Fossil	Coal	IN	2,845
Cayuga(d)	Fossil	Coal/Oil	IN	1,015
Madison CT	Fossil	Gas	OH	704
Edwardsport	Fossil	Coal/Gas	IN	578
Wheatland CT	Fossil	Gas	IN	520
Vermillion CT(e)	Fossil	Gas	IN	477
Noblesville CC	Fossil	Gas/Oil	IN	310
Henry County CT	Fossil	Gas/Oil	IN	141
Cayuga CT	Fossil	Gas/Oil	IN	110
Purdue CHP	Fossil	Gas	IN	16
Markland	Hydro	Water	IN	54
Distributed generation (six sites)	Renewable	Solar	IN	21
Battery Storage (three sites)	Renewable	Storage	IN	15
Total Duke Energy Indiana				6,806

PROPERTIES

Owned MW
Totals by Type	Capacity
Totals by Plant Type
Nuclear	9,404
Fossil	40,099
Hydro	3,762
Renewable	2,448
Total Electric Utilities	55,713
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
(d)Includes Cayuga Internal Combustion.
(e)Jointly owned with WVPA. Duke Energy Indiana's ownership is 62.5% of the facility.

The following table provides information related to EU&I's electric transmission and distribution properties as of December 31, 2025.

		Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy
	Energy	Carolinas	Progress	Florida	Ohio	Indiana
Electric Transmission Lines
Miles of 500 to 525 kilovolt (kV)	1,100	600	300	200	—	—
Miles of 345 kV	1,100	—	—	—	400	700
Miles of 230 kV	8,700	2,700	3,400	1,900	—	700
Miles of 100 to 161 kV	12,700	6,900	2,600	1,100	700	1,400
Miles of 13 to 69 kV	8,300	2,900	—	2,300	600	2,500
Total conductor miles of electric transmission lines	31,900	13,100	6,300	5,500	1,700	5,300
Electric Distribution Lines
Miles of overhead lines	169,600	65,300	44,000	25,200	13,300	21,800
Miles of underground line	118,500	45,700	31,400	24,500	6,700	10,200
Total conductor miles of electric distribution lines	288,100	111,000	75,400	49,700	20,000	32,000
Number of electric transmission and distribution substations	3,000	1,300	500	400	300	500
Substantially all of EU&I's electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Duke Energy Progress', Duke Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.
GAS UTILITIES AND INFRASTRUCTURE
GU&I owns transmission pipelines and distribution mains that are generally underground, located near public streets and highways, or on property owned by others for which Duke Energy Ohio and Piedmont have obtained the necessary legal rights to place and operate facilities on such property located within the GU&I service territories. The following table provides information related to GU&I's natural gas distribution as of December 31, 2025.

		Duke
	Duke	Energy
	Energy	Ohio	Piedmont
Miles of natural gas distribution and transmission pipelines	36,400	7,700	28,700
Miles of natural gas service lines	29,800	6,900	22,900
OTHER
Duke Energy owns approximately 7.5 million square feet and leases approximately 1.8 million square feet of corporate, regional and district office space spread throughout its service territories. See Note 11, "Property, Plant and Equipment," for further information.

LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES
ITEM 3. LEGAL PROCEEDINGS

The litigation matter of NTE Carolinas II, LLC Litigation included in Part 2, Item 8 of this Annual Report on Form 10-K, within Note 5, "Commitments and Contingencies" of the Consolidated Financial Statements, is incorporated herein by reference.
For open litigation, unless otherwise noted, Duke Energy cannot predict the outcome or ultimate resolution of these matters.
MTBE Litigation
In December 2017, the state of Maryland filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks and is seeking an unspecified amount of monetary damages. MTBE is a gasoline additive intended to increase the oxygen levels in gasoline and make it burn cleaner. The case was removed from Baltimore City Circuit Court to federal District Court. In December 2020, the plaintiff and defendants selected 50 focus sites, none of which had any ties to Duke Energy Merchants. In November 2025, Duke Energy Merchants entered into a settlement agreement with the state of Maryland, which included the payment of an immaterial amount to resolve the litigation. Once this matter is dismissed, it will be fully resolved.
The Town of Carrboro Litigation
On December 4, 2024, the town of Carrboro, North Carolina, filed a lawsuit against Duke Energy in the North Carolina Superior Court, Orange County, alleging that Duke Energy and its predecessor companies knew since the late 1960s that fossil fuel emissions could cause global climate changes and engaged in a campaign to conceal the dangers of fossil fuel emissions from the public, regulators, legislators, and others, resulting in a delayed transition away from fossil fuel emissions and worsening climate change. The lawsuit also alleges that Duke Energy misled the public regarding Duke Energy’s support for, and actions toward, transitioning its fossil fuel portfolio to renewable energy. The damages alleged range from road and stormwater-system impacts to increased electricity costs and recurring invasions and interferences from extreme weather events. The lawsuit asserts state-law claims for public nuisance, private nuisance, trespass, negligence, and gross negligence, and is seeking an unspecified amount of monetary damages. The case has been transferred to the North Carolina Business Court. Duke Energy filed a motion to dismiss the litigation based on lack of subject-matter jurisdiction on March 17, 2025, and filed a motion to dismiss based on failure to state a claim on which relief can be granted on May 9, 2025. Oral argument regarding Duke Energy's motions to dismiss was held on September 25, 2025. As requested by the court, supplemental briefing addressing various aspects of causation, including traceability and proximate cause, was filed on October 25, 2025. On February 12, 2026, the court granted Duke Energy's motion to dismiss the litigation based on lack of subject-matter jurisdiction. In light of the dismissal, the court denied the motion to dismiss for failure to state a claim as moot.
Other Proceedings
In addition, from time to time, the Duke Energy Registrants are parties to various legal, environmental or other regulatory proceedings, including in the ordinary course of business. Further, SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Duke Energy Registrants reasonably believe will exceed a specified threshold. Pursuant to the SEC regulations, the Duke Energy Registrants use a threshold of $1 million for such proceedings.
See Note 4, “Regulatory Matters,” and Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements, for discussion of certain other legal, environmental and other regulatory proceedings to which the Duke Energy Registrants are a party.
ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

SECURITIES INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Duke Energy is listed and traded on the NYSE (ticker symbol DUK). As of January 31, 2026, there were 106,127 Duke Energy common stockholders of record. For information on dividends, see the "Dividend Payments" section of Management's Discussion and Analysis.
There is no market for the common equity securities of the Subsidiary Registrants, all of which are directly or indirectly owned by Duke Energy. Duke Energy owns 80.1% of Duke Energy Indiana Holdco, LLC, the holding company of Duke Energy Indiana. The remaining 19.9% minority interest investment is owned by GIC. See Note 2, "Dispositions," to the Consolidated Financial Statements for information on the investment of a minority interest in Duke Energy Florida.
Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III within this Annual Report for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.
Issuer Purchases of Equity Securities for Fourth Quarter 2025

There were no repurchases of equity securities during the fourth quarter of 2025.
Unregistered Sales of Equity Securities and Use of Proceeds

None.
Stock Performance Graph

The following performance graph compares the cumulative TSR from Duke Energy Corporation common stock, as compared with the Standard & Poor's 500 Stock Index (S&P 500) and the Philadelphia Utility Index for the past five years. The graph assumes an initial investment of $100 on December 31, 2020, in Duke Energy common stock, in the S&P 500 and in the Philadelphia Utility Index and that all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance.

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
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
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation and its subsidiaries Duke Energy Carolinas, LLC, Progress Energy, Inc., Duke Energy Progress, LLC, Duke Energy Florida, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC and Piedmont Natural Gas Company, Inc. However, none of the registrants make any representation as to information related solely to Duke Energy or the subsidiary registrants of Duke Energy other than itself.
Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2025, 2024 and 2023.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, for a discussion of variance drivers for the year ended December 31, 2024, as compared to December 31, 2023.
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
Executive Overview
This is a transformative period for the utility industry propelled by energy modernization in support of load growth acceleration and the ongoing shift to more efficient and resilient energy infrastructure. Through our strategic investments and initiatives, we have maintained a key role in this transition, as we strengthen the energy system for our customers. In 2025, we advanced key policy and regulatory activities, executed strategic transactions to support growth and delivered safe and reliable utility services to our customers and communities. We also made progress advancing through the preliminary stages of the approval and construction for significant new generation investments. We continue to operate and maintain our infrastructure in a manner that extends the useful lives for critical assets, while executing a disciplined approach in the prioritization and deployment of capital for new investments. We are proud of the constructive regulatory outcomes that we advocated for our customers as we prepare for growth in energy demand driven by ongoing migration into our attractive service territories, continued electrification and onshoring from domestic industries, data center growth and other investments, including those related to support the broader utilization of AI.
The fundamentals of our business remain strong and allow us to deliver earnings growth and pay common stock dividends in a low-risk, predictable and transparent way. We achieved our 2025 financial commitments by delivering earnings growth above the midpoint of our adjusted earnings guidance range. Duke Energy also paid a cash dividend on its common stock for the 99th consecutive year. We are committed to manage a business portfolio that delivers a reliable and growing dividend and our company remains focused on maintaining reliability, providing value and keeping costs as low as possible to deliver on the commitments made to our customers, communities, employees, investors and other stakeholders.

MD&A	DUKE ENERGY
Financial Results
(a)See Results of Operations below for Duke Energy’s definition of adjusted earnings and adjusted EPS as well as a reconciliation of this non-GAAP financial measure to net income available to Duke Energy and net income available to Duke Energy per basic share.
Duke Energy's 2025 Net Income Available to Duke Energy Corporation (GAAP Reported Earnings) increased primarily due to recovery of growing infrastructure investments to serve customers and growth in our service territories, partially offset by higher operation and maintenance expense, interest expense, property taxes and depreciation on a growing asset base. See “Results of Operations” below for a detailed discussion of the consolidated results of operations and the financial results for each of Duke Energy’s reportable business segments, as well as Other.
2025 Areas of Focus and Accomplishments
Acting on Investment Opportunities. We operate in some of the most attractive jurisdictions in the country and our service territories continue to experience accelerating investment opportunities driven by a deepening economic development pipeline and significant customer growth. The reliable, low-cost power we provide plays a key role in continuing to bring business and job growth to our region. To efficiently fund this growth and the related capital required in the coming years, we entered into two strategic transactions in the third quarter of 2025. In July 2025, we announced the sale of Piedmont’s Tennessee business to Spire Inc. for $2.48 billion. Subject to regulatory approvals, we expect to complete the Piedmont transaction on March 31, 2026. In August 2025, we entered into an investment agreement to receive $6 billion in exchange for an eventual anticipated 19.7% indirect investment in Duke Energy Florida. The transaction is expected to be completed through a series of closings starting in March 2026 through mid-2028. Proceeds from both transactions will support Duke Energy’s expanded capital plan and replaces certain originally planned long-term debt and common equity issuances. Both of these transactions, along with our unwavering focus on operational excellence and value creation, demonstrate our continued ability to meet the unprecedented long-term growth anticipated across our service territories. See Note 2 to the Consolidated Financial Statements, "Dispositions," for further information.
Operational Excellence. The reliable and safe operation of our power generating facilities, electric transmission and distribution systems and natural gas infrastructure in our communities continues to be foundational to serving our customers, our financial results and our credibility with stakeholders. Operational excellence is especially critical to successfully navigate effective storm response and to efficiently provide the continuity of service our customers demand, regardless of weather or circumstance. Our workforce and contract partners work hard to prepare for storm season through drills, material planning, call center readiness, contingency planning and customer communications. In such extreme circumstances, our immediate priority is, and always will be, executing the extensive storm preparation and response work to ensure the safe, timely and efficient restoration of service to impacted customers as quickly as possible. We've seen the benefits of ongoing grid hardening investments, leveraging self-healing technologies and remote restoration capabilities to automate the rerouting of power, more effectively deploy resources and reduce the frequency or duration of outages for many of our customers during severe weather events. Our ability to effectively handle all facets of storm response efforts while making ongoing investments to enhance the reliability and physical security of the grid is a testament to our team’s extensive preparation and coordination, applying lessons learned from previous storms, and on-the-ground management throughout the restoration efforts. Duke Energy is proud to have received 22 Emergency Response Awards since EEI began recognizing storm response in 1998 (including 11 for assisting other utilities), including for the severe storm season of 2024.
The effective execution of our storm response was on full display beginning in late 2024 as a result of a historic storm season that included hurricanes Debby, Helene and Milton. Our preparation, sound execution and a comprehensive communication strategy helped us to respond quickly and build stakeholder support as we completed the important work of rebuilding power infrastructure in the hardest-hit areas of our service territories. This year included fewer large storms but we remained focused on minimizing customer bill impacts from the historic 2024 storm season by seeking insurance recovery and securitization of storm related costs in jurisdictions where permitted. To minimize the financing costs related to these storms, we worked with the state commissions to timely track and recover storm costs under our approved regulatory frameworks, including storm recovery charges in Florida and the securitization of storm costs in the Carolinas so that storm costs are fully recovered across all jurisdictions by early 2026. For more information, see "Liquidity and Capital Resources," and Notes 4 and 7 to the Consolidated Financial Statements, "Regulatory Matters" and "Debt and Credit Facilities."

MD&A	DUKE ENERGY
Our generation fleet and electric transmission and distribution systems delivered strong performance throughout the year. In January 2025, Duke Energy Carolinas and Duke Energy Progress achieved a new record for combined peak usage due to 65 hours of freezing or below freezing temperatures and that combined peak was again surpassed in January 2026 as a result of Winter Storm Fern. Additionally, a summer heat wave brought triple-digit temperatures to parts of North Carolina and South Carolina in June 2025, and our customers set a new summertime record for electricity usage, surpassing the previous record set in July 2024. We effectively prepared for the arrival of extreme weather through the identification of potential risks, maintaining adequate short-term planning reserves, leveraging outage scheduling optimization and controlling planned and emergent equipment issues. Effective operations and flexibility by our generation and transmission teams managed tight margins in an efficient manner and ensured the integrity of the grid our customers rely upon. We will continue to practice our forecasting, grid assessment, oversight and governance processes as extreme weather challenges operations from time to time, evaluate lessons learned and enhance our strategy and communications to effectively serve our customers now and in the future.
The safety and health of our workforce is a core value and we remain an industry leader in personal safety as measured by the Occupational Safety and Health Administration's (OSHA) Total Incident Case Rate (TICR). We closely tracked 2024's safety results with our 2025 TICR again coming in better than target and finishing 2025 with 100 OSHA recordable injuries. We also anticipate ranking first among North American combined gas and electric companies in an annual industry safety survey for the 11th consecutive year. In addition, we continued to see excellent year-over-year environmental performance as measured by internal metrics and had no significant environmental events.
Constructive Regulatory and Legislative Outcomes. One of our long-term strategic goals has been to achieve effective modernized regulatory constructs across all of our jurisdictions. Modernized regulatory constructs provide a variety of benefits, including more stable pricing and lower financing costs for customers, and improved earnings and cash flows for our utilities through timely recovery of investments.
In 2025, we continued to utilize these regulatory structures across most of our service territories including PBR and MYRP in North Carolina, MYRP in Florida, and grid investment riders in the Midwest. Additionally, new legislation was finalized this year in Ohio, South Carolina and North Carolina that is expected to provide additional customer benefits and further modernize recovery mechanisms, including an opportunity for a three-year rate plan with forward-looking test periods (HB15 in Ohio), the establishment of an electric rate stabilization mechanism that provides for annual adjustments to electric base rates (Act 41 in South Carolina) and more timely recovery of fuel costs and baseload generation financing costs (SB266 in North Carolina), among other provisions and regulatory recovery enhancements. All of these legislative initiatives are a testament to the strong jurisdictions in which we operate and will help continue to position us to reliably serve our customers in a cost-effective manner while making the needed investments to support our growing communities.
Overall, 2025 was a very active year for regulatory filings, which reflects the important investments and ongoing energy modernization activity across all of our service territories. We reached comprehensive settlements in many of our proceedings this year and continue to move forward a variety of regulatory initiatives, including the following:
•New rates were effective in January 2025 for Duke Energy Florida's new three-year rate plan. Also in January, Piedmont and Duke Energy Indiana received constructive general rate case orders from the NCUC and IURC, respectively. Duke Energy Kentucky received a constructive order on its electric base rate case with new rates effective in July and also filed a natural gas base rate case, receiving a constructive order in December, with new rates effective in January 2026. Also in December, both Duke Energy Progress and Duke Energy Carolinas received constructive orders from the PSCSC on their South Carolina base rate cases. New rates were effective in February 2026 for Duke Energy Progress and will be effective in March 2026 for Duke Energy Carolinas. In November, Duke Energy Carolinas and Duke Energy Progress filed PBR applications in North Carolina, which includes proposed cost recovery over a two-year MYRP period. Evidentiary hearings are scheduled to commence in the third quarter of 2026.
•In October 2025, Duke Energy Progress received an order from the NCUC granting the CPCN for the second CC unit in Person County and Duke Energy Indiana received an order from the IURC granting the CPCN for the Cayuga CC project. Also in October 2025, Duke Energy Carolinas filed for a CECPCN with the PSCSC for a new CC unit in Anderson County, South Carolina. In November 2025, Duke Energy Carolinas filed for a CPCN for two new CTs at the existing Buck CC station. These advanced natural gas plants, along with our other planned CTs, will provide critical generation as we continue to modernize our energy infrastructure in the coming years.
•As highlighted above, we reached key milestones to recover costs related to critical storm restoration activities from the 2024 historic storm season while also seeking to minimize customer bill impacts resulting from hurricanes Debby, Helene and Milton. In February 2025, the FPSC voted to approve Duke Energy Florida's storm cost recovery over 12 months beginning in March 2025. In the Carolinas, Duke Energy Carolinas and Duke Energy Progress reached constructive settlements and financing orders were issued by both the NCUC and PSCSC. We issued North Carolina storm recovery bonds in September 2025 and South Carolina storm recovery bonds in November 2025, fully recovering these unprecedented storm costs in an efficient and cost-effective manner for our customers under existing regulatory mechanisms.
•Our nuclear sites continue to positively impact the customers we serve by safely producing clean, reliable and low-cost electricity, as well as providing economic benefits for our local communities with thousands of well-paying jobs and significant tax benefits. During 2025, our advocacy efforts were critical to ensure the OBBBA preserved nuclear PTCs and related transferability markets and we continued to sell nuclear PTCs to further reduce the cost of electricity for our customers. In March 2025, the NRC issued a subsequent license renewal for Oconee that allows an additional 20 years of operation through 2054. Oconee is the first Duke Energy nuclear facility to reach this significant approval milestone to permit extension of its operations to 80 years. In April 2025, we submitted an application to the NRC for Robinson to extend the plant's operations an additional 20 years through 2050.
•In July 2025, Duke Energy Carolinas filed a license application with the FERC to extend the operating license for the Bad Creek Pumped Storage Hydroelectric Station. Located in South Carolina, Bad Creek is designed to produce significant amounts of energy when our customers need it most, performing a vital role on the company's system since 1991. If approved, the application would extend plant operations for an additional 50 years through 2077.

MD&A	DUKE ENERGY
•In August 2025, we filed applications to combine our utilities that operate in the Carolinas by which Duke Energy Progress will merge into Duke Energy Carolinas. If approved, the proposed transaction would result in a single electric utility serving our North Carolina and South Carolina service territories. The single utility’s ability to plan, execute and operate resources more efficiently is expected to result in substantial cost savings to benefit customers by reducing the overall costs to serve. We received FERC approval in January 2026 and the targeted effective date of the transaction is January 1, 2027, subject to remaining regulatory approvals from both the NCUC and PSCSC.
See Notes 4 and 24 to the Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," respectively, for further information.
Energy Modernization. It was a dynamic year for our company as we continued to execute on our strategic priorities while the industry experiences significant change in anticipation of long-term sales growth not seen for decades.
Building a Smarter Energy Future
We continue to expect increases in demand for electricity in our service territories and our focus remains on meeting the growing and evolving energy needs of our customers through a long-range, enterprise strategy that involves modernizing our assets with reliability and focus on customer value. Although our path will not be linear as we integrate new resources, evaluate coal generation and meet the rising energy needs driven by economic and hyperscale load growth, we have already made strong progress in reducing carbon emissions from electricity generation with a 43% reduction from 2005 levels. Subject to not compromising reliability and affordability, obtaining required state and federal regulatory approvals, the availability of new technologies and substantive permitting reform, we expect to continue on a path to net-zero carbon emissions from electricity generation by 2050.
Over the next decade, we expect to deploy between approximately $200 billion and $220 billion of capital into our regulated businesses. Our energy modernization investments are designed to ensure reliable and cost-effective energy while meeting expected growth in long-term energy demand and already include approximately 7,500 MW of new natural gas generation projects under construction or seeking regulatory approval across our service territories. We're making decisions rooted in value for our customers and these investments will maintain reliability, drive economic benefits for the communities we serve, deliver cleaner energy and increase fuel diversity. We have filed and refined comprehensive IRPs consistent with this strategy in multiple jurisdictions, including updates to the systemwide Carolinas resource plan in late 2025, allowing us to make the necessary investments to meet an expected increase in demand, strengthen grid resiliency, evaluate coal plant retirements, and enable advanced natural gas generation facilities, renewables and energy storage. We are also leveraging new technology, including AI and digital tools and data analytics across the business in response to a transforming landscape. AI is being leveraged across the organization to improve reliability, optimize grid operations, enhance customer service and accelerate business transformation. This year, we deployed a personal productivity generative AI tool to approximately 10,000 employees across the enterprise and we continue to assess and prioritize high-impact investment opportunities including the development of agentic AI tools.
As we move forward to the year 2050, further technological advancement will be necessary to continue our progress. We will advocate and be actively involved in the research and development of new technologies to advance the deployment of new carbon-free dispatchable resources. This includes advanced nuclear technologies, longer-duration energy storage, carbon capture and zero-carbon fuels. As it relates to advanced nuclear, we intend to preserve flexibility through the review of various technologies including both small modular reactors and large-scale nuclear options. Our plan for energy modernization will continue to focus on delivering cleaner energy in a manner that protects grid reliability and maintains low costs for our customers while also meeting the growing energy demands of the economically vibrant communities we serve.
Modernizing the Power Grid and Natural Gas Infrastructure
Our grid improvement programs continue to be a key component of our growth strategy. In 2025, we developed and implemented a standardized data center delivery design that is repeatable, scalable and minimizes risk to meet capacity demands for AI expansion and economic growth. Further modernization of the electric grid, including smart meters, storm hardening, self-healing and targeted undergrounding, also helps to ensure the system is better prepared for severe weather, improves the system's reliability and flexibility, and provides better information and services for our customers. In 2025, smart, self-healing technology helped to avoid approximately 2.2 million customer outages across Duke Energy’s six-state service territory, saving around 5.2 million hours of total outage time. Around one-third of those benefits were achieved during major storms, providing a powerful tool for field crews working to restore power in the wake of severe weather. As of December 31, 2025, nearly 75% of our electric customers now benefit from self-healing technology on main power distribution lines – more than double the number served by this innovative technology just three years ago.

Investments in integrity management of our natural gas infrastructure continue to be important to ensure reliable, safe and increasingly clean delivery of natural gas to our customers. Our LDC business remains focused on reducing methane emissions, leveraging our partnerships, emissions platform, sensors and other technologies to find and fix leaks in near real time. We also use cross compression to avoid releasing natural gas into the atmosphere during certain operational activities.
Macroeconomic Environment. As the investment needs of our utilities accelerate, customer value remains front and center and we are committed to addressing the needs of all of our customers – from large industrials competing against a global market to residential customers managing their household budgets. Duke Energy has a demonstrated track record of driving efficiencies and productivity into our business while executing on our business plans. Despite elevated interest rates and impacts of inflation, supply chain disruptions and tariff uncertainty, we achieved financial results above the midpoint of our adjusted EPS guidance range and continued our cost-management journey with a focus on driving productivity, increasing flexibility and prioritizing spend based on risk and strategic value to our customers and investors. We've built a culture of continuous improvement and continue to identify ways to reduce operating costs, remaining focused on organization simplification, automation and continued operational excellence.

MD&A	DUKE ENERGY
While interest rates and inflation have moderated to a degree, we continue to successfully navigate supply chain challenges to acquire major generation and grid equipment components. We've executed longer supply agreements for solar panels and continue to proactively secure equipment in advance of hurricane season. In response to accelerated load growth and capital investment plans, our supply chain organization has prioritized the use of framework agreements with key suppliers to secure critical equipment and services. These actions and agreements are designed to enhance agility, reduce procurement risk and ensure cost and schedule certainty in an increasingly volatile supply environment, particularly as labor markets become further constrained and changes in tariffs and trade policies, along with potential global supply chain disruptions, impact material costs. Our procurement teams continue to execute on action plans to enhance planning, augment supply, amend operations and leverage our scale to continue to mitigate these risks to the extent possible.
Recent macroeconomic headwinds aside, the level of economic development success and growth experienced in our service territories continues to be significantly above what we have experienced over the last two decades. We successfully worked with our state partners to win 87 economic development projects in 2025, representing over $30 billion in new capital investment and approximately 29,000 new jobs within our service territories. These projects include transformational manufacturing, logistics, energy, and life sciences facilities as well as data centers, including Amazon's planned $10 billion investment to launch a new high-tech cloud computing and AI innovation campus in Richmond County, North Carolina. The site selected for this project was included in Duke Energy's Site Readiness Program in 2019, a program that helps state, regional and local economic development partners increase the competitiveness of potential industrial land. The investment is expected to be among the largest in North Carolina's history. Supporting the increased generation load demands expected from projects like these is an immense opportunity for our Company and a testament to the impactful and ongoing work of continuing to bring economic development success to the communities we proudly serve.
Customer Satisfaction. Duke Energy continues to transform the customer experience through the use of customer data to inform operational priorities and performance levels. This data-driven approach allows us to identify investments that are most important to the customer experience. While customer satisfaction across our industry continues to be impacted by inflationary pressures and the impact of ongoing rate case activity on customer bills, our work continues to be recognized by customers through strong customer satisfaction scores in several jurisdictions including Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Piedmont as measured by J.D. Power. Additionally, with a growing national narrative on the impact of data centers and the build out of electric utility infrastructure in support of AI we remain focused on prioritizing what matters most to our customers, which is reliable service at a reasonable cost and transparent solutions that allow for informed choices and provide observable value.
Duke Energy Objectives – 2026 and Beyond
At Duke Energy, our business strategy centers on meeting rapidly growing energy needs and powering the modern economy, while delivering reliable and cost-effective energy and value to our customers and communities. To meet these goals, we are safely transforming and readying our system by investing in innovative technologies, replacing aging and less efficient generating resources, modernizing our gas and electric infrastructure and integrating efficiency, resiliency and demand management programs. The deployment of more modern critical infrastructure will meet our customers’ rapidly evolving energy demands and reduce emissions.
As we transition our business to meet anticipated increased long-term demand, we are also focused on creating sustainable value for our customers and shareholders by leveraging business transformation to exceed customer expectations, optimizing investments to drive attractive shareholder returns and providing new product offerings and solutions that deliver growth and customer value. Our approach enables us to meet our customers’ needs while also mitigating our impact on the environment. As we continue to execute on our energy modernization strategy, and target net-zero carbon emissions from electric generation by 2050, our progress will not be linear. To achieve these objectives, we are partnering with stakeholders, championing public policy that advances innovation, and continuing to leverage regulatory models that support the delivery of reliable energy, ensure timely cost recovery and promote cost stability for customers.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants.
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
EPA Regulations of GHG Emissions
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Compliance with EPA Rule 111 as issued would have a material impact on the timing, nature and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in legal challenges to the final rules. In June 2025, the EPA published a proposed rule to repeal EPA Rule 111 as well as an alternative proposal to repeal a narrower set of requirements. For more information, see "Other Matters."

MD&A	DUKE ENERGY
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and supplies, including potential restrictions on the trade of certain rare earth materials and technologies used in electric utility infrastructure. Public policy outcomes, including potential impacts from new tariffs, changes in existing tariffs, or other actions from federal executive orders, federal legislation or other rulemakings, could disrupt or impact Duke Energy's supply chain, future financial results, capital plan execution or the ability to execute on the Company's vision for a smarter energy future.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2025, as described in Note 12 to the Consolidated Financial Statements, "Goodwill and Intangible Assets." As of that date, all of the Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. No goodwill impairment charges were recorded in the accompanying Consolidated Statements of Operations. However, deteriorating economic conditions that adversely affect GU&I's future cash flows or peer company equity valuations could reduce the estimated fair value of GU&I below its carrying amount, potentially resulting in goodwill impairment charges in future periods.
Minority Interest in Florida Progress
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement with an investor pursuant to which Florida Progress agreed to issue up to 19.7% of its issued and outstanding membership interests following a series of closings for an aggregate investment of $6 billion. The first closing is expected to occur in March 2026. Termination of the investment agreement under certain specified circumstances prior to the first closing would require the investor to pay Progress Energy a $240 million termination fee and could result in Duke Energy to seek alternative funding sources such as additional long-term debt and common equity issuances. For additional information, see Note 2 to the Consolidated Financial Statements, “Dispositions.”
Sale of Piedmont's Tennessee Business
In July 2025, Piedmont entered into a purchase agreement to sell Piedmont’s Tennessee business and expects to complete the sale on March 31, 2026. Completion of the transaction is subject to customary closing conditions, including approval from the TPUC. There can be no assurance that the transaction will be consummated. Failure to obtain required approvals or satisfy other conditions in the purchase agreement could result in termination of the transaction. The purchase agreement contains certain termination rights and provides that the buyer may be required to pay a termination fee for an amount equal to 6.5% of the purchase price to Piedmont upon termination of the purchase agreement under certain circumstances. Termination of the purchase agreement could result in Duke Energy to seek alternative funding sources such as additional long-term debt and common equity issuances. Completion of the transaction would impact the operating revenues and profitability of Piedmont, including the expected recognition of a gain on sale. In the third quarter of 2025, Duke Energy and Piedmont reclassified the Piedmont Tennessee Disposal Group to assets held for sale. For additional information, see Note 2 to the Consolidated Financial Statements, “Dispositions.”
Results of Operations
Non-GAAP Measures
Management evaluates financial performance in part based on non-GAAP financial measures, including adjusted earnings and adjusted EPS. Adjusted earnings and adjusted EPS represent income from continuing operations available to Duke Energy common stockholders in dollar and basic per share amounts, adjusted for the dollar and per share impact of special items. Special items represent certain charges and credits, which management believes are not indicative of Duke Energy's ongoing performance. However, management believes the presentation of adjusted earnings and adjusted EPS provides useful information to investors as an additional relevant comparison of Duke Energy’s performance across periods.
Management uses adjusted earnings and adjusted EPS for planning, forecasting and to report financial results to the Duke Energy Board of Directors, employees, and stockholders, as well as analysts and investors. Adjusted EPS is also used as a basis to determine employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted EPS are GAAP Reported Earnings and EPS Available to Duke Energy Corporation common stockholders (GAAP Reported EPS), respectively.
Special items included within the financial statement periods presented, which management does not believe are reflective of ongoing costs, are described below:
•Regulatory Matters primarily represents net impairment charges related to Duke Energy Carolinas' and Duke Energy Progress' 2024 South Carolina rate case orders and charges related to Duke Energy Indiana post-retirement benefits.
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
Discontinued operations primarily represents the results from Duke Energy's Commercial Renewables Disposal Groups.
Duke Energy’s adjusted earnings and adjusted EPS may not be comparable to similarly titled measures of another company because other companies may not calculate the measures in the same manner.

MD&A	DUKE ENERGY
Reconciliation of GAAP Reported Amounts to Adjusted Amounts
The following table presents a reconciliation of adjusted earnings and adjusted EPS to the most directly comparable GAAP measures.

	Years Ended December 31,
	2025		2024
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/EPS	$4,912	$6.31	$4,402	$5.71
Adjustments to Reported:
Regulatory Matters(a)	—	—	43	0.06
System Post-Implementation Costs(b)	—	—	16	0.02
Preferred Redemption Costs(c)	—	—	16	0.02
Noncore Asset Sales and Net Impairments(d)	—	—	54	0.07
Captive Storm Deductible(e)	—	—	18	0.02
Discontinued Operations(f)	(1)	—	(7)	(0.01)
Adjusted Earnings/Adjusted EPS	$4,911	$6.31	$4,542	$5.90
Note: Total EPS may not foot due to rounding.
(a)    Net of tax benefits of $15 million. $42 million recorded within Impairment of assets and other charges, $29 million recorded within Operating revenues, $2 million within Operation, maintenance and other, $11 million reduction recorded within Interest Expense, and a $4 million reduction within NCI for the year ended December 31, 2024.
(b)    Net of tax benefit of $5 million. $17 million recorded within Operating Revenues, $1 million recorded within Operation, maintenance and other, and $3 million recorded within Other income and expenses.
(c)    Recorded within Preferred Redemption Costs.
(d)    Net of $11 million tax benefit. $69 million recorded within Equity in (losses) earnings of unconsolidated affiliates and $4 million recorded within Gains on sales of other assets and other, net.
(e)    Net of $5 million tax benefit. $23 million recorded within Operation, maintenance and other.
(f)    Recorded in Income (Loss) from Discontinued Operations, net of tax, and Net Income Attributable to NCI.
Year Ended December 31, 2025, as compared to 2024
GAAP Reported EPS was $6.31 for the year ended December 31, 2025, compared to $5.71 for the year ended December 31, 2024. In addition to the drivers below, the increase in GAAP Reported Earnings/EPS was primarily due to impairments related to the 2024 South Carolina rate case and charges related to Duke Energy Indiana post-retirement benefits in the prior year, as well as charges related to certain joint venture electric transmission projects and certain renewable natural gas investments in the prior year.
As discussed and shown in the table above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $6.31 for the year ended December 31, 2025, compared to $5.90 for the year ended December 31, 2024. The increase in Adjusted Earnings/Adjusted EPS was primarily due to recovery of growing infrastructure investments to serve customers and growth in our service territories, partially offset by higher operation and maintenance expense, interest expense, property taxes and depreciation on a growing asset base.
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

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$29,357	$28,093	$1,264
Operating Expenses
Fuel used in electric generation and purchased power	8,138	9,285	(1,147)
Operation, maintenance and other	6,414	5,185	1,229
Depreciation and amortization	5,605	5,128	477
Property and other taxes	1,418	1,305	113
Impairment of assets and other charges	(9)	37	(46)
Total operating expenses	21,566	20,940	626
Gains on Sales of Other Assets and Other, net	22	3	19
Operating Income	7,813	7,156	657
Other Income and Expenses, net	622	528	94
Interest Expense	2,132	2,006	126
Income Before Income Taxes	6,303	5,678	625
Income Tax Expense	862	820	42
Less: Net Income Attributable to Noncontrolling Interest	104	88	16
Segment Income	$5,337	$4,770	$567

Duke Energy Carolinas GWh sales	92,889	91,096	1,793
Duke Energy Progress GWh sales	71,376	69,059	2,317
Duke Energy Florida GWh sales	43,003	43,846	(843)
Duke Energy Ohio GWh sales	24,354	23,982	372
Duke Energy Indiana GWh sales	32,386	30,685	1,701
Total Electric Utilities and Infrastructure GWh sales	264,008	258,668	5,340
Net proportional MW capacity in operation	55,713	55,139	574
Year Ended December 31, 2025, as compared to 2024
EU&I’s results were driven by higher revenues from rate cases across multiple jurisdictions, higher weather-normal retail sales volumes and higher transmission revenues, partially offset by higher operation and maintenance and depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $951 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Florida and Duke Energy Progress;
•a $753 million increase in storm recovery revenues at Duke Energy Florida;
•a $223 million increase in weather-normal retail sales volumes;
•a $161 million increase in rider revenues primarily due to the SPP at Duke Energy Florida, an increase in EE due to program performance at Duke Energy Carolinas, various riders at Duke Energy Indiana and the Uncollectible Expense Riders and Distribution Capital Investment Rider at Duke Energy Ohio;
•a $105 million increase in other revenues due to higher transmission revenues across all jurisdictions and higher Clean Energy Connection subscription revenues at Duke Energy Florida; and
•a $74 million increase in retail sales due to improved weather compared to the prior year.
Partially offset by:
•a $1,119 million decrease in fuel revenues primarily due to lower rates in the current year, partially offset by higher volumes.
Operating Expenses. The variance was driven primarily by:
•a $1,229 million increase in operation, maintenance and other primarily driven by higher storm amortization at Duke Energy Florida, increased litigation and environmental costs at Duke Energy Carolinas, an increase in TDSIC rider amortizations and plant maintenance at Duke Energy Indiana, increased customer products and services program costs and higher employee-related expenses across all jurisdictions, partially offset by lower storm costs in the current year at Duke Energy Progress and Duke Energy Carolinas;

MD&A	SEGMENT RESULTS - ELECTRIC UTILITIES AND INFRASTRUCTURE
•a $477 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions and higher depreciation rates driven by rate cases; and
•a $113 million increase in property and other taxes due to a higher base on which property taxes are levied.
Partially offset by:
•a $1,147 million decrease in fuel used in electric generation and purchased power primarily due to lower recovery of fuel costs and lower purchased power driven by the expiration of contracts in the prior year at Duke Energy Florida and higher recovery of fuel costs in the prior year at Duke Energy Carolinas, partially offset by higher volumes and natural gas prices at Duke Energy Carolinas and Duke Energy Progress and higher purchased power at Duke Energy Ohio; and
•a $46 million decrease in impairment of assets and other charges primarily related to prior year charges from the 2024 South Carolina rate case order at Duke Energy Carolinas and Duke Energy Progress.
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
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT and nuclear PTCs. The ETRs for the years ending December 31, 2025, and 2024, were 13.7% and 14.4%, respectively.
Gas Utilities and Infrastructure

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$3,003	$2,390	$613
Operating Expenses
Cost of natural gas	983	565	418
Operation, maintenance and other	518	478	40
Depreciation and amortization	435	400	35
Property and other taxes	164	149	15
Total operating expenses	2,100	1,592	508
Operating Income	903	798	105
Other income and expenses, net	68	10	58
Interest Expense	267	256	11
Income Before Income Taxes	704	552	152
Income Tax Expense	146	99	47
Less: Net Loss Attributable to Noncontrolling Interest	(1)	(1)	—
Segment Income	$559	$454	$105

Piedmont Local Distribution Company (LDC) throughput (Dth)	614,062,646	616,724,667	(2,662,021)
Duke Energy Midwest LDC throughput (MCF)	90,651,428	77,923,033	12,728,395
Year Ended December 31, 2025, as compared to 2024
GU&I’s results were impacted primarily by higher revenues from the 2024 Piedmont North Carolina rate case and lower impairments on certain renewable natural gas investments in the current year, partially offset by higher operation and maintenance and depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $429 million increase in cost of natural gas revenues primarily due to higher commodity prices;
•a $98 million increase due to higher pricing from the 2024 Piedmont North Carolina rate case;
•a $21 million increase in Midwest rider revenue; and
•a $13 million increase due to improved weather in the Midwest.

MD&A	SEGMENT RESULTS - GAS UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $418 million increase in the cost of natural gas primarily due to higher commodity prices, partially offset by lower storage balancing charges in the current year;
•a $40 million increase in operation, maintenance and other primarily due to higher customer information technology (IT) system costs, employee-related expenses, and environmental costs;
•a $35 million increase in depreciation and amortization primarily due to higher depreciable base, partially offset by lower Tennessee depreciation due to assets meeting the held for sale criteria; and
•a $15 million increase in property and other taxes due to a higher base on which property taxes are levied.
Other Income and Expenses, net. The increase was primarily due to impairments for investments in SustainRNG projects in the prior year.
Interest Expense. The variance was primarily due to higher outstanding debt balances, partially offset by lower intercompany interest.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the years ended December 31, 2025, and 2024, were 20.7% and 17.9%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT.
Other

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$165	$157	$8
Operating Expenses	296	227	69
Gains on Sales of Other Assets and Other, net	22	22	—
Operating Loss	(109)	(48)	(61)
Other Income and Expenses, net	131	257	(126)
Interest Expense	1,317	1,245	72
Loss Before Income Taxes	(1,295)	(1,036)	(259)
Income Tax Benefit	(366)	(329)	(37)
Less: Preferred Dividends	56	106	(50)
Less: Preferred Redemption Costs	—	16	(16)
Net Loss	$(985)	$(829)	$(156)
Year Ended December 31, 2025, as compared to 2024
Other's results were primarily driven by lower interest income, higher interest expense, higher contributions to the Duke Energy Foundation and lower equity earnings from the NMC investment, partially offset by impacts from the redemption of the Company’s Series B Preferred Stock in the prior year.
Operating Expenses. The increase was driven by higher contributions to the Duke Energy Foundation.
Other Income and Expenses, net. The decrease was primarily driven by lower money pool interest income, lower equity earnings from the NMC investment and lower return on investments that fund certain employee benefit obligations.
Interest Expense. The increase was primarily due to higher outstanding debt balances and higher money pool interest expense, partially offset by lower short-term commercial paper borrowings and interest rates.
Income Tax Benefit. The increase in the tax benefit was primarily due to an increase in pretax losses. The ETRs for the years ended December 31, 2025, and 2024, were 28.3% and 31.8%, respectively. The decrease in the ETR was primarily due to tax benefits recognized in the prior year related to the utilization of previously valued carryforward attributes.
Preferred Dividends. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
Preferred Redemption Costs. The decrease was due to the redemption of the Company’s Series B Preferred Stock in the prior year.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

	Years Ended December 31,
(in millions)	2025	2024	Variance
Income From Discontinued Operations, net of tax	$1	$10	$(9)
Year Ended December 31, 2025, as compared to 2024
The variance was primarily driven by results of the Commercial Renewables Disposal Groups in the prior year. See Note 2 to the Consolidated Financial Statements, "Dispositions," for further information.

MD&A	DUKE ENERGY CAROLINAS
SUBSIDIARY REGISTRANTS
Basis of Presentation
The results of operations and variance discussion for the Subsidiary Registrants is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.
DUKE ENERGY CAROLINAS
Results of Operations

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$9,713	$9,718	$(5)
Operating Expenses
Fuel used in electric generation and purchased power	2,649	3,251	(602)
Operation, maintenance and other	2,002	1,740	262
Depreciation and amortization	1,903	1,768	135
Property and other taxes	349	346	3
Impairment of assets and other charges	(11)	31	(42)
Total operating expenses	6,892	7,136	(244)
Gains on Sales of Other Assets and Other, net	6	2	4
Operating Income	2,827	2,584	243
Other Income and Expenses, net	258	247	11
Interest Expense	783	722	61
Income Before Income Taxes	2,302	2,109	193
Income Tax Expense	194	226	(32)
Net Income	$2,108	$1,883	$225
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	3.7%
Commercial sales	0.4%
Industrial sales	(1.1)%
Wholesale power sales	2.9%
Joint dispatch sales	27.0%
Total sales	2.0%
Average number of customers	1.9%
Year Ended December 31, 2025, as compared to 2024
Operating Revenues. The variance was driven primarily by:
•a $563 million decrease in fuel revenues due to lower fuel rates, partially offset by higher volumes, including JDA sales.
Partially offset by:
•a $327 million increase due to higher pricing from the 2024 South Carolina rate case and Year 2 of the North Carolina MYRP;
•a $109 million increase in weather-normal retail sales volumes;
•a $42 million increase in rider revenues primarily due to an increase in EE program performance, partially offset by the return of nuclear PTC benefit to North Carolina customers beginning in January 2025 and increased South Carolina EDIT return to customers compared to prior year;
•a $32 million increase in retail sales due to improved weather compared to the prior year;
•a $21 million increase in transmission revenues due to network demand and rates; and
•a $20 million increase in wholesale power revenues primarily due to higher capacity volumes.

MD&A	DUKE ENERGY CAROLINAS
Operating Expenses. The variance was driven primarily by:
•a $602 million decrease in fuel used in electric generation and purchased power primarily due to the increased recovery of fuel cost in the prior year, partially offset by higher purchased power costs, including JDA, natural gas prices and volumes; and
•a $42 million decrease in impairment of assets and other charges primarily related to prior year charges from the 2024 South Carolina rate case order.
Partially offset by:
•a $262 million increase in operation, maintenance and other primarily due to higher costs related to customer products and services programs, employee-related expenses, legal and environmental and IT, partially offset by lower storm costs in the current year; and
•a $135 million increase in depreciation and amortization primarily due to higher net amortizations and depreciation rates driven by the 2024 South Carolina rate case and Year 2 of the North Carolina MYRP.
Other Income and Expenses, net. The increase was primarily due to higher AFUDC equity rate and base compared to the prior year, partially offset by lower return on pension plan assets in the current year.
Interest Expense. The increase was primarily due to higher outstanding debt balances, current year return on deferred nuclear PTC liability and absence of prior year return on deferred South Carolina grid costs, partially offset by current year return on deferred storm costs.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs, ITCs and EDIT partially offset by an increase in pretax income.
PROGRESS ENERGY
Results of Operations

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$14,509	$13,633	$876
Operating Expenses
Fuel used in electric generation and purchased power	4,267	4,755	(488)
Operation, maintenance and other	3,335	2,463	872
Depreciation and amortization	2,543	2,393	150
Property and other taxes	657	617	40
Impairment of assets and other charges	2	6	(4)
Total operating expenses	10,804	10,234	570
Gains on Sales of Other Assets and Other, net	27	27	—
Operating Income	3,732	3,426	306
Other Income and Expenses, net	287	235	52
Interest Expense	1,119	1,064	55
Income Before Income Taxes	2,900	2,597	303
Income Tax Expense	485	426	59
Net Income	$2,415	$2,171	$244
Year Ended December 31, 2025, as compared to 2024
Operating Revenues. The variance was driven primarily by:
•a $753 million increase in storm recovery revenues at Duke Energy Florida;
•a $343 million increase due to higher pricing from the 2024 Duke Energy Florida rate case and Duke Energy Progress impacts of new rate years implemented for the North Carolina MYRP;
•an $88 million increase in rider revenues primarily due to higher rates for the SPP at Duke Energy Florida;
•a $70 million increase in other revenues due to higher transmission revenues at Duke Energy Florida and Duke Energy Progress and higher Clean Energy Connection subscription revenues at Duke Energy Florida; and
•a $51 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $465 million decrease in fuel revenues primarily due to lower fuel and capacity rates billed to retail customers at Duke Energy Florida and Duke Energy Progress, partially offset by higher volumes at Duke Energy Progress.

MD&A	PROGRESS ENERGY
Operating Expenses. The variance was driven primarily by:
•an $872 million increase in operation, maintenance and other primarily due to higher storm amortization at Duke Energy Florida and higher costs related to employee-related expenses, customer products and services programs and IT, partially offset by lower storm costs in the current year at Duke Energy Progress;
•a $150 million increase in depreciation and amortization due to higher depreciable base at Duke Energy Florida and Duke Energy Progress and the impacts of new rate years implemented for the North Carolina MYRP at Duke Energy Progress; and
•a $40 million increase in property and other taxes primarily due to higher base upon which property taxes are levied and higher gross receipts tax at Duke Energy Florida.
Partially offset by:
•a $488 million decrease in fuel used in electric generation and purchased power primarily due to lower recovery of fuel costs and lower purchased power costs driven by the expiration of contracts in the prior year at Duke Energy Florida and increased recovery of fuel costs in the prior year at Duke Energy Progress, partially offset by higher volumes and higher natural gas prices.
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
DUKE ENERGY PROGRESS
Results of Operations

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$7,386	$7,017	$369
Operating Expenses
Fuel used in electric generation and purchased power	2,518	2,409	109
Operation, maintenance and other	1,455	1,388	67
Depreciation and amortization	1,406	1,336	70
Property and other taxes	172	177	(5)
Impairment of assets and other charges	2	6	(4)
Total operating expenses	5,553	5,316	237
Gains on Sales of Other Assets and Other, net	2	2	—
Operating Income	1,835	1,703	132
Other Income and Expenses, net	196	143	53
Interest Expense	526	493	33
Income Before Income Taxes	1,505	1,353	152
Income Tax Expense	223	189	34
Net Income	$1,282	$1,164	$118
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Progress. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	5.0%
Commercial sales	2.2%
Industrial sales	1.6%
Wholesale power sales	5.0%
Joint dispatch sales	4.2%
Total sales	3.4%
Average number of customers	1.6%

MD&A	DUKE ENERGY PROGRESS
Year Ended December 31, 2025, as compared to 2024
Operating Revenues. The variance was driven primarily by:
•a $126 million increase due to higher pricing from the impacts of new rate years implemented for the North Carolina MYRP;
•a $118 million increase in fuel revenues due to higher volumes, partially offset by lower retail rates;
•a $32 million increase in weather-normal retail sales volumes;
•a $20 million increase due to transmission revenues from higher network demand and rates;
•a $19 million increase in wholesale revenues, net of fuel, due to higher capacity volumes, partially offset by lower capacity rates; and
•a $12 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $109 million increase in fuel used in electric generation and purchased power primarily due to higher volumes, including JDA purchases, and natural gas prices, partially offset by increased recovery of fuel cost in the prior year;
•a $70 million increase in depreciation and amortization primarily due to the impact of new rate years implemented for the North Carolina MYRP and higher depreciable base; and
•a $67 million increase in operation, maintenance and other primarily due to higher costs related to employee-related expenses, customer products and services programs and IT, partially offset by lower storm costs in the current year.
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
DUKE ENERGY FLORIDA
Results of Operations

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$7,105	$6,595	$510
Operating Expenses
Fuel used in electric generation and purchased power	1,749	2,346	(597)
Operation, maintenance and other	1,865	1,055	810
Depreciation and amortization	1,137	1,057	80
Property and other taxes	486	440	46
Total operating expenses	5,237	4,898	339
Gains on Sales of Other Assets and Other, net	3	3	—
Operating Income	1,871	1,700	171
Other Income and Expenses, net	90	86	4
Interest Expense	479	457	22
Income Before Income Taxes	1,482	1,329	153
Income Tax Expense	289	268	21
Net Income	$1,193	$1,061	$132
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

Increase (Decrease) over prior year	2025
Residential sales	—%
Commercial sales	0.3%
Industrial sales	(0.8)%
Wholesale power sales	(30.1)%
Total sales	(1.9)%
Average number of customers	1.4%

MD&A	DUKE ENERGY FLORIDA
Year Ended December 31, 2025, as compared to 2024
Operating Revenues. The variance was driven primarily by:
•a $753 million increase in storm recovery revenues;
•a $217 million increase due to higher pricing from the 2024 Florida rate case;
•a $79 million increase in rider revenues primarily due to higher rates for the SPP;
•a $48 million increase in other revenues due to higher transmission revenues primarily from higher demand and rates and higher Clean Energy Connection subscription revenues; and
•a $19 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $583 million decrease in fuel revenues primarily due to lower fuel and capacity rates; and
•a $36 million decrease in wholesale base revenues primarily due to lower capacity volumes and the expiration of contracts in the prior year.
Operating Expenses. The variance was driven primarily by:
•an $810 million increase in operation, maintenance and other primarily due to higher storm amortization;
•an $80 million increase in depreciation and amortization primarily due to higher depreciable base; and
•a $46 million increase in property and other taxes primarily due to higher base upon which property taxes are levied and higher gross receipts tax driven by higher revenues.
Partially offset by:
•a $597 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel cost recovery and lower purchased power costs driven by the expiration of contracts in the prior year, partially offset by higher fuel costs driven by higher natural gas prices.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in solar PTCs.
DUKE ENERGY OHIO
Results of Operations

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues
Regulated electric	$2,045	$1,905	$140
Regulated natural gas	752	640	112
Total operating revenues	2,797	2,545	252
Operating Expenses
Fuel used in electric generation and purchased power	626	538	88
Cost of natural gas	199	142	57
Operation, maintenance and other	490	485	5
Depreciation and amortization	466	403	63
Property and other taxes	432	400	32
Total operating expenses	2,213	1,968	245
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	585	578	7
Other Income and Expenses, net	24	19	5
Interest Expense	203	192	11
Income Before Income Taxes	406	405	1
Income Tax Expense	68	64	4
Net Income	$338	$341	$(3)

MD&A	DUKE ENERGY OHIO
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2025	2025
Residential sales	3.4%	28.5%
Commercial sales	5.5%	22.1%
Industrial sales	(11.5)%	3.4%
Wholesale electric power sales	19.0%	n/a
Other natural gas sales	n/a	(2.5)%
Total sales	1.6%	16.3%
Average number of customers	0.7%	0.4%
Year Ended December 31, 2025, as compared to 2024
Operating Revenues. The variance was driven primarily by:
•a $132 million increase in fuel-related revenues primarily due to higher natural gas costs passed through to customers and higher full-service retail sales volumes;
•a $27 million increase in retail revenue riders primarily due to the Ohio CEP Rider, Uncollectible Expense Riders and Distribution Capital Investment Rider, partially offset by a decrease in the Distribution Storm Rider;
•a $21 million increase primarily due to higher pricing from the 2024 Duke Energy Kentucky electric rate case;
•a $20 million increase in weather-normal retail sales volumes;
•a $19 million increase in revenues related to OVEC sales into PJM; and
•a $16 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $145 million increase in fuel expense primarily driven by higher retail prices for natural gas and purchased power;
•a $63 million increase in depreciation and amortization primarily driven by an increase in distribution plant in service and higher amortization related to increased collections of the Uncollectible Expense Riders; and
•a $32 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied and higher franchise taxes.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
DUKE ENERGY INDIANA
Results of Operations

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$3,544	$3,040	$504
Operating Expenses
Fuel used in electric generation and purchased power	1,065	964	101
Operation, maintenance and other	811	671	140
Depreciation and amortization	823	676	147
Property and other taxes	61	50	11
Total operating expenses	2,760	2,361	399
Operating Income	784	679	105
Other Income and Expenses, net	61	62	(1)
Interest Expense	243	229	14
Income Before Income Taxes	602	512	90
Income Tax Expense	82	71	11
Net Income	$520	$441	$79

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential sales	6.0%
Commercial sales	5.0%
Industrial sales	(2.3)%
Wholesale power sales	15.2%
Total sales	5.5%
Average number of customers	1.4%
Year Ended December 31, 2025, as compared to 2024
Operating Revenues. The variance was driven primarily by:
•a $260 million increase primarily due to higher pricing from the 2024 Indiana rate case, net of certain rider revenues moving to base;
•a $99 million increase in fuel revenues primarily due to higher retail fuel rates and non-firm revenues;
•a $46 million increase in weather-normal retail sales volumes;
•a $38 million increase in retail sales due to improved weather compared to the prior year;
•a $29 million increase in retail revenues due to a prior year increase of a regulatory liability associated with certain employee post-retirement benefits; and
•a $23 million increase in rider revenues.
Operating Expenses. The variance was driven primarily by:
•a $147 million increase in depreciation and amortization primarily due to higher depreciation rates from the 2024 Indiana rate case;
•a $140 million increase in operation, maintenance and other primarily due to an increase in the amortization of riders, higher employee-related expenses and plant maintenance; and
•a $101 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power expense and higher natural gas and coal costs.
Interest Expense. The increase is primarily due to higher outstanding debt balances and interest rates.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of EDIT.
PIEDMONT
Results of Operations

	Years Ended December 31,
(in millions)	2025	2024	Variance
Operating Revenues	$2,237	$1,729	$508
Operating Expenses
Cost of natural gas	784	423	361
Operation, maintenance and other	408	359	49
Depreciation and amortization	282	261	21
Property and other taxes	67	55	12
Total operating expenses	1,541	1,098	443
Operating Income	696	631	65
Other Income and Expenses, net	49	62	(13)
Interest Expense	193	185	8
Income Before Income Taxes	552	508	44
Income Tax Expense	112	95	17
Net Income	$440	$413	$27

MD&A	PIEDMONT
The following table shows the percent changes in Dth delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2025
Residential deliveries	5.0%
Commercial deliveries	6.4%
Industrial deliveries	1.8%
Power generation deliveries	(2.7)%
For resale	10.4%
Total throughput deliveries	(0.4)%
Secondary market volumes	70.0%
Average number of customers	1.7%
Year Ended December 31, 2025, as compared to 2024
Operating Revenues. The variance was driven primarily by:
•a $361 million increase in cost of natural gas revenues primarily due to higher commodity prices; and
•a $98 million increase due to higher pricing from the 2024 North Carolina rate case.
Operating Expenses. The variance was driven primarily by:
•a $361 million increase in the cost of natural gas primarily due to higher commodity prices;
•a $49 million increase in operation, maintenance and other primarily due to higher customer IT system costs, employee-related expenses and Tennessee divestiture fees;
•a $21 million increase in depreciation and amortization due to higher depreciable base and higher rates due to the 2024 North Carolina rate case, partially offset by lower Tennessee depreciation due to assets meeting the held for sale criteria; and
•a $12 million increase in property and other taxes due to a higher base on which property taxes are levied.
Other Income and Expenses, net. The decrease was primarily due to lower AFUDC equity and higher non-service pension costs.
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
•litigation of rate orders;
•recent rate orders to other regulated entities;
•levels of actual return on equity compared to approved rates of return on equity; and
•the status of any pending or potential deregulation legislation.

MD&A	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
For further information, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters."
Goodwill Impairment Assessments
Duke Energy performed its annual goodwill impairment tests for all reporting units as of August 31, 2025. Additionally, Duke Energy monitors relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include an adverse regulatory outcome, declining financial performance and deterioration of industry or market conditions. As of August 31, 2025, all of the reporting units' estimated fair value of equity exceeded the carrying value of equity. The fair values of the reporting units were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries.
Estimated future cash flows under the income approach are based on Duke Energy’s internal business plan. Significant assumptions used are growth rates, future rates of return expected to result from ongoing rate regulation and discount rates. Management determines the appropriate discount rate for each of its reporting units based on the WACC for each individual reporting unit. The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on 20-year U.S. Treasury bonds. In the 2025 impairment tests, Duke Energy considered implied WACCs for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company-specific risk premiums. The discount rates used for calculating the fair values as of August 31, 2025, for each of Duke Energy’s reporting units ranged from 6.5% to 6.8%. The underlying assumptions and estimates are made as of a point in time. Subsequent changes, particularly changes in the discount rates, authorized regulated rates of return or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges.
One of the most significant assumptions utilized in determining the fair value of reporting units under the market approach is implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of August 31. The implied market multiples used for calculating the fair values as of August 31, 2025, for each of Duke Energy's reporting units ranged from 9.3 to 12.4.
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
Duke Energy has $19 billion in Goodwill at both December 31, 2025, and 2024. For further information, see Note 12 to the Consolidated Financial Statements, "Goodwill and Intangible Assets."
Asset Retirement Obligations
AROs are recognized for legal obligations associated with the retirement of property, plant and equipment at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. Duke Energy has $9.6 billion and $10.0 billion of AROs as of December 31, 2025, and 2024, respectively. See Note 10, "Asset Retirement Obligations," for further details including a rollforward of related liabilities.
The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding the amount and timing of future cash flows, regulatory, legal, and legislative decisions, selection of discount rates and cost escalation rates, among other factors. These estimates are subject to change.
Obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Duke Energy Progress assume prompt dismantlement of the nuclear facilities after operations are ceased. During 2020, Duke Energy Florida closed an agreement for the accelerated decommissioning of the Crystal River Unit 3 nuclear power station after receiving approval from the NRC and FPSC. The retirement obligations for the decommissioning of Crystal River Unit 3 nuclear power station are measured based on accelerated decommissioning from 2020 continuing through 2027. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida also assume that spent fuel will be stored on-site until such time that it can be transferred to a yet-to-be-built DOE facility.
Obligations for closure of ash basins are based upon discounted cash flows of estimated costs for site-specific plans. In April 2024, the EPA issued the 2024 CCR Rule, which significantly expanded the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. AROs recorded on the Duke Energy Registrants' Consolidated Balance Sheets include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of these regulations and agreements.
For further information, see Notes 4, 5 and 10 to the Consolidated Financial Statements, "Regulatory Matters," "Commitments and Contingencies" and "Asset Retirement Obligations."

MD&A	LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Additionally, due to its existing tax attributes and projected tax credits to be generated, Duke Energy does not expect to be a significant federal cash taxpayer until around 2030. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are monetizing tax credits in the transferability markets established by the IRA and are working with the state utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. See Note 24 to the Consolidated Financial Statements, "Income Taxes," for further information.
In 2025, Duke Energy executed several equity forward sales agreements as part of the prior ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2026. See Note 20 to the Consolidated Financial Statements, “Stockholders’ Equity,” for further details.
See Note 2 to the Consolidated Financial Statements, "Dispositions," for the timing and use of final proceeds received in April 2025 from the sale of certain Commercial Renewables assets to an affiliate of Brookfield Renewable Partners L.P.
In July, Piedmont entered into an agreement with Spire Inc. to sell Piedmont’s Tennessee business for $2.48 billion. Subject to TPUC approval, Piedmont expects to complete the sale on March 31, 2026. Proceeds are expected to be used for debt reduction at Piedmont and to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term. See Note 2 to the Consolidated Financial Statements, "Dispositions," for further details.
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement for Florida Progress to receive $6 billion in exchange for an eventual anticipated 19.7% indirect investment in Duke Energy Florida. The transaction is expected to be completed through a series of closings through June 30, 2028. The parties intend for the first closing to occur in March 2026, with expected proceeds of $2.8 billion (subject to adjustment). Proceeds from the minority interest investment are expected to be used to efficiently fund Duke Energy’s growing capital and investment expenditures plan, primarily by displacing certain previously planned issuances of long-term debt and common equity. See Note 2 to the Consolidated Financial Statements, "Dispositions," for information on the timing and use of proceeds related to the transaction.
Capital Expenditures
Duke Energy continues to focus on effectively managing risk and positioning its business for future success and will invest principally in its strongest business sectors. Duke Energy’s projected capital and investment expenditures, including AFUDC debt and capitalized interest, for the next three fiscal years are included in the table below.

(in millions)	2026	2027	2028
Electric Generation(a)	$7,650	$8,975	$10,825
Electric Transmission	2,700	2,975	2,825
Electric Distribution	5,225	5,375	4,825
Environmental and Other	700	675	450
Total EU&I	16,275	18,000	18,925
GU&I(b)	1,125	1,150	1,900
Other	350	350	375
Total projected capital and investment expenditures	$17,750	$19,500	$21,200
(a)    Includes nuclear fuel of approximately $1.8 billion in 2026-2028.
(b)    Includes no capital expenditures related to Piedmont's Tennessee Business subsequent to the expected sale in March 2026.
Debt
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Duke Energy Registrants. See Note 7 to the Consolidated Financial Statements, “Debt and Credit Facilities,” for information regarding the Duke Energy Registrants' long-term debt at December 31, 2025, the weighted average interest rate applicable to each long-term debt category, a schedule of long-term debt maturities over the next five years and information on executed term loans.
From August through October 2024, a series of major storm events occurred that resulted in significant damage to utility infrastructure within our service territories and primarily impacted Duke Energy Carolinas', Duke Energy Progress' and Duke Energy Florida's electric utility operations. As discussed in Note 4, to the Consolidated Financial Statements, "Regulatory Matters," hurricanes Debby, Helene and Milton caused widespread outages and included unprecedented damage to certain assets, including the hardest-hit areas on the western coast of Florida and certain regions in western North Carolina and upstate South Carolina. Funding restoration activities and, in some cases, the complete rebuild of critical infrastructure, for a series of sequential events of this magnitude resulted in incremental financing needs. See Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for information regarding term loans executed and repaid in response to these major storm events.
See Note 18 to the Consolidated Financial Statements, "Variable Interest Entities," for information on the termination and repayment of outstanding borrowings for CRC, DERF, DEPR and DEFR.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Fuel and Purchased Power
Fuel and purchased power includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as NPNS. Duke Energy’s contractual cash obligations for fuel and purchased power as of December 31, 2025, are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year (2026)	2-3 years (2027 & 2028)	4-5 years (2029 & 2030)	More than 5 years (2031 & beyond)
Fuel and purchased power	$23,457	$5,772	$6,856	$3,692	$7,137
Other Purchase Obligations
Other purchase obligations includes contracts for software, telephone, data and consulting or advisory services, contractual obligations for Engineering, Procurement, and Construction agreement costs for new generation plants, solar facilities, plant refurbishments, maintenance and day-to-day contract work and commitments to buy certain products. Amount excludes certain open purchase orders for services that are provided on demand for which the timing of the purchase cannot be determined. Total cash commitments for related other purchase obligation expenditures are $16,547 million, with $16,338 million expected to be paid in the next 12 months.
See Note 6 to the Consolidated Financial Statements, “Leases” for a schedule of both finance lease and operating lease payments over the next five years. See Note 10 to the Consolidated Financial Statements, “Asset Retirement Obligations” for information on nuclear decommissioning trust funding obligations and the closure of ash impoundments.
Duke Energy performs ongoing assessments of its respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased nonperformance risk by third parties for which Duke Energy has issued guarantees. See Note 8 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements. Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position. In 2025, Duke Energy executed ATM equity issuances pursuant to forward contracts. Settlement of the equity forward contracts is expected by December 31, 2026. See Note 20 to the Consolidated Financial Statements, “Stockholders’ Equity” for further details. Other than the guarantee arrangements discussed in Note 8, the equity forward contracts discussed in Note 20 and off-balance sheet debt related to non-consolidated VIEs, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information, also see Note 18 to the Consolidated Financial Statements, "Variable Interest Entities."
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
As of December 31, 2025, Duke Energy had $245 million of cash on hand and $7.8 billion available under its Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs. Refer to Notes 7 and 20 to the Consolidated Financial Statements, "Debt and Credit Facilities" and "Stockholders' Equity," respectively, for information regarding Duke Energy's debt and equity issuances, debt maturities and available credit facilities including the Master Credit Facility.
Credit Facilities and Registration Statements
See Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding credit facilities and shelf registration statements available to Duke Energy and the Duke Energy Registrants.
Dividend Payments
In 2025, Duke Energy paid quarterly cash dividends for the 99th consecutive year and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.
Duke Energy targets a dividend payout ratio of between 60% and 70%, based upon adjusted EPS. Duke Energy increased the dividend by approximately 2% annually in both 2025 and 2024, and the Company remains committed to continued growth of the dividend.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Dividend and Other Funding Restrictions of Duke Energy Subsidiaries
As discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” Duke Energy’s public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy through dividends, advances or loans as a result of conditions imposed by various regulators in conjunction with merger transactions. Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2025, the amount of restricted net assets of subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend does not exceed a material amount of Duke Energy’s net assets. Other than a prohibition from declaring common stock dividends should dividend payments be deferred on the Series A Preferred Stock, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have a significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.
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
In 2026, Duke Energy anticipates issuing additional securities of $9 billion through debt capital markets. In certain instances, Duke Energy may utilize instruments other than senior notes, including equity-content securities such as subordinated debt or preferred stock. Proceeds will primarily be for the purpose of funding capital expenditures and debt maturities. See Note 7 to the Consolidated Financial Statements, "Debt and Credit Facilities," for further information regarding significant debt issuances. In addition, in order to fund incremental growth capital, Duke Energy plans to issue $10 billion of common stock equity from 2027-2030 through the dividend reinvestment and ATM programs. Additionally, see Note 20 to the Consolidated Financial Statements, “Stockholders’ Equity” for further details on equity forwards executed in 2025, which are expected to settle by December 31, 2026.
Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2026	Actual 2025	Actual 2024
Equity	39%	37%	38%
Debt	61%	63%	62%
Restrictive Debt Covenants
Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements or sublimits thereto. The Duke Energy Registrants were in compliance with all other covenants related to their debt agreements as of December 31, 2025. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Credit Ratings
Moody’s Investors Service, Inc. and S&P provide credit ratings for various Duke Energy Registrants. The following table includes Duke Energy and certain subsidiaries’ credit ratings and ratings outlook as of February 2026.

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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$12,330	$12,328
Investing activities	(14,338)	(13,123)
Financing activities	1,950	859
Net (decrease) increase in cash, cash equivalents and restricted cash	(58)	64
Cash, cash equivalents and restricted cash at beginning of period	421	357
Cash, cash equivalents and restricted cash at end of period	$363	$421

MD&A	LIQUIDITY AND CAPITAL RESOURCES
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2025	2024	Variance
Net income	$5,071	$4,614	$457
Non-cash adjustments to net income	8,484	7,208	1,276
Contributions to qualified pension plans	(100)	(100)	—
Payments for AROs	(509)	(545)	36
Working capital	(886)	1,853	(2,739)
Other assets and Other liabilities	270	(702)	972
Net cash provided by operating activities	$12,330	$12,328	$2
The variance was driven primarily by:
•a $1,733 million increase in net income, after adjustment for non-cash items, primarily due to recovery of growing infrastructure investments to serve customers, including Duke Energy Florida's storm recovery surcharge, and higher cash proceeds from the sale of tax credits, partially offset by higher operation and maintenance expense, interest expense and property taxes; and
•a $36 million decrease in ARO payments.
Partially offset by:
•a $1,767 million decrease in cash inflow due to net working capital and changes in other assets and liabilities, primarily due to lower recovery of deferred fuel costs and the timing of accruals and payments, including higher current year payments related to restoration activities from the 2024 storm season.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2025	2024	Variance
Capital, investment and acquisition expenditures, net of return of investment capital	$(14,002)	$(12,263)	$(1,739)
Debt and equity securities, net	117	100	17
Proceeds from the sales of Commercial Renewables Disposal Groups and other assets, net of cash divested	626	49	577
Other investing items	(1,079)	(1,009)	(70)
Net cash used in investing activities	$(14,338)	$(13,123)	$(1,215)
The variance is driven by higher capital expenditures within the EU&I segment, partially offset by proceeds received in the current year from the sale of the Commercial Renewables Disposal Groups.
The primary use of cash related to investing activities is typically capital, investment and acquisition expenditures, net of return of investment capital. This investing activity is detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2025	2024	Variance
Electric Utilities and Infrastructure	$12,553	$10,689	$1,864
Gas Utilities and Infrastructure	1,114	1,313	(199)
Other	335	261	74
Total capital, investment and acquisition expenditures, net of return of investment capital	$14,002	$12,263	$1,739

MD&A	LIQUIDITY AND CAPITAL RESOURCES
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows for the two most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2025	2024	Variance
Issuances of long-term debt, net	$6,239	$5,599	$640
Issuances of common stock	16	405	(389)
Redemption of preferred stock	—	(1,000)	1,000
Notes payable and commercial paper	(1,119)	(927)	(192)
Dividends paid	(3,300)	(3,213)	(87)
Contributions from noncontrolling interests	—	47	(47)
Other financing items	114	(52)	166
Net cash provided by financing activities	$1,950	$859	$1,091
The variance was driven primarily by:
•a $1,000 million increase due to the prior year redemption of Series B preferred stock;
•a $640 million increase driven by timing of issuances of long-term debt, net of redemptions.
Partially offset by:
•a $389 million decrease in proceeds due to lower issuances of common stock; and
•a $192 million decrease driven by higher net repayments of notes payable and commercial paper.
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
Duke Energy’s exposure to these fluctuations through its regulated utility operations is limited since these operations are subject to cost-based regulation and are typically allowed to recover substantially all of these costs through various cost recovery clauses, including fuel clauses, formula-based contracts, or other cost-sharing mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates and there may be adverse impacts on the timing of cash flows as a result, changes from year to year generally do not have a material impact on operating results of these regulated operations.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy manages interest rate exposure by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 7, 15 and 17 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Debt and Credit Facilities,” “Derivatives and Hedging” and “Fair Value Measurements.”
Duke Energy had $6.4 billion of unhedged long- and short-term floating interest rate exposure at December 31, 2025. The impact of a 100-basis point change in interest rates on pretax income is approximately $64 million at December 31, 2025. This amount was estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges as of December 31, 2025.
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

MD&A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Nuclear Decommissioning Trust Funds
As required by the NRC, NCUC, PSCSC and FPSC, subsidiaries of Duke Energy maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2025, these funds were invested primarily in domestic and international equity securities, debt securities, cash and cash equivalents and short-term investments. Per the NRC, Internal Revenue Code, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy actively monitors its portfolios by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes.
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
GHG Standards and Guidelines
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units (EGUs). EPA Rule 111 requires existing coal-fired power plants expected to operate in 2039 and beyond to reduce GHG emissions by 90% through the use of carbon capture and sequestration starting in 2032, subject to certain modifications for coal plants that retire sooner or co-fire natural gas. EPA Rule 111 also establishes GHG emissions reduction standards for new natural gas-fired EGUs, subject to carve-outs for certain smaller peaking units. The EPA did not finalize emission guidelines for GHG emissions from existing gas-fired stationary combustion turbines and signaled, before the 2024 election, that it intended to address these in a future rulemaking.
Compliance with EPA Rule 111 as issued would have a material impact on the timing, nature and magnitude of future generation investments in our service territories. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of Electric Generators for a Sensible Transition, a coalition of similarly affected utilities, and as a member of a utility trade group. The litigation is currently pending in the U.S. Court of Appeals for the District of Columbia Circuit (the Court).
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
On June 17, 2025, the EPA published a proposed rule to repeal EPA Rule 111 based on a finding that fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of section 111 of the Clean Air Act. The EPA also published an alternative proposal to repeal a narrower set of requirements leaving in place only GHG emission standards for new and reconstructed stationary combustion turbine electric generating units. Comments on the proposed rule were due by August 7, 2025. The Duke Energy Registrants will continue to monitor the rule as issued and actions of the court and will evaluate the impacts of any final rule or EPA actions once available.
Coal Combustion Residuals
In April 2015, the EPA published the 2015 CCR Rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments located at stations generating electricity (regardless of fuel source), which were no longer receiving CCR but contained liquids as of the effective date of the rule. The rule established requirements regarding design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care, and recordkeeping, notifications, and internet posting requirements to ensure the safe disposal and management of CCR.
In April 2024, the EPA issued the 2024 CCR Rule which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The final rule also imposes a subset of the 2015 CCR Rule’s requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on previously unregulated coal ash sources at regulated facilities (CCR Management Units). CCR Management Units may include surface impoundments and landfills that closed prior to the effective date of the 2015 CCR Rule, inactive CCR landfills, and other areas where CCR is managed directly on the land at Duke Energy facilities. Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024. On February 13, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 120-day abeyance to allow time for new EPA leadership to review the issues and the 2024 CCR Rule and determine how they wish to proceed. On that same day, the Court granted EPA’s motion to hold the case in abeyance pending further order of the Court. On June 13, 2025, the EPA requested, and the Court granted, a 60-day extension of the abeyance to give the agency time to “decide the full scope of reconsideration.” On August 11, 2025, the EPA filed a motion to govern further proceedings in the legacy CCR surface impoundments rule litigation, and on August 13, 2025, the Court granted an abeyance in the case until December 15, 2025. On December 15, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it reconsiders certain aspects of the 2024 CCR Rule for both Legacy CCR Surface Impoundments and CCR Management Units. On December 16, 2025, the Court granted the EPA’s motion and ordered that the litigation continue to remain in abeyance pending further order of the Court. Based on the EPA's motions to date, a proposed rule for notice and comment is anticipated in the first quarter of 2026 with final EPA action expected by October 2026. The Duke Energy Registrants will continue to monitor the rule as issued and actions of the court and will evaluate the impacts of any final rule or EPA actions once available.
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
Coal Ash Act
AROs recorded on the Duke Energy Carolinas and Duke Energy Progress Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the federal CCR rules and other agreements. The Coal Ash Act includes a variance procedure for compliance deadlines and other issues surrounding the management of CCR and CCR surface impoundments and prohibits cost recovery in customer rates for unlawful discharge of ash impoundment waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of ash impoundments to the normal ratemaking processes before utility regulatory commissions.
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
The estimated total cost to permanently close all coal ash basins in North Carolina and South Carolina is estimated to be approximately $8 billion to $9 billion of which approximately $4.8 billion has been spent through 2025. The majority of the remaining spend is primarily expected to occur over the next 10 years. Duke Energy has completed excavation of all coal ash at the Riverbend, Dan River, Asheville, Sutton and Robinson plants.
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
Global Climate Change and Regulation of GHG Emissions
On January 20, 2025, the new presidential administration signed an executive order directing the United States to again withdraw from the Paris Agreement and signed a letter to the United Nations notifying the world body of the planned withdrawal from the Paris Agreement. The withdrawal from the Paris Agreement became official one year after the submission of the letter. On January 7, 2026, a presidential memorandum was issued directing all executive departments and agencies to take immediate steps to effectively withdraw the United States from organizations including the Intergovernmental Panel on Climate Change and the United Nations Framework Convention on Climate Change. In 2021, the previous presidential administration had recommitted to the Paris Agreement and announced a target of 50% to 52% reduction in economywide net GHG emissions from 2005 levels by 2030. The U.S. submittal to support this Paris target included a goal for 100% carbon-free electricity by 2035. These actions were supplemented by a number of executive orders and a number of proposed and final rules from federal regulatory agencies, including the EPA, that would have imposed additional regulations on CO2 and methane emissions, which could impact Duke Energy. The current administration has proposed or moved to propose repeal of almost all the proposed and final rules regarding climate change issued by the previous administration. The Duke Energy Registrants are monitoring these matters and any potential changes in commitments, regulations or additional executive actions as a result of the new presidential administration and cannot predict the outcome, however, there could be a material impact on our energy modernization.
EU&I CO2 Emissions Reductions
The Duke Energy Registrants’ direct GHG emissions consist primarily of CO2 that results primarily from operating a fleet of coal-fired and natural gas-fired power plants to serve its customers reliably while keeping costs as low as possible for our customers. Duke Energy is targeting net-zero carbon emissions from electricity generation by 2050.
The Duke Energy Registrants have taken actions that have resulted in a reduction of CO2 emissions over time. Between 2005 and 2025, the Duke Energy Registrants have collectively lowered the CO2 emissions from their electricity generation by 43%. Timelines and initiatives, as well as implementation of new technologies, for future GHG emission reductions will vary in each state in which the Company operates and will involve collaboration with regulators, customers and other stakeholders. Duke Energy's actions taken to reduce CO2 emissions potentially lower the exposure to any future mandatory CO2 emission reduction requirements, whether as a result of federal legislation, EPA regulation, state regulation or other as yet unknown emission reduction requirements.
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

MD&A	OTHER MATTERS
Duke Energy will continue to explore the use of currently available and commercially demonstrated technology, as well as developing technologies, to meet growing customer demand reliably and while keeping costs as low as possible for our customers and reducing CO2 emissions to comply with any future regulations. These technologies include efficient new natural gas power plants, EE, wind, solar and storage, as well as evolving technologies like carbon capture, utilization and storage, the use of hydrogen and other low-carbon fuels, long-duration energy storage and advanced nuclear. Duke Energy plans to adjust to and incorporate these evolving and innovative technologies in a way that balances the reliability of energy while meeting regulatory requirements and keeping costs as low as possible for our customers. Under any future scenario involving mandatory CO2 limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms. Future levels of CO2 emissions by the Duke Energy Registrants will be influenced by variables that include customer growth and capacity needs in the jurisdictions in which they operate, public policy, tax incentives, economic conditions that affect electricity demand, weather conditions, fuel prices, market prices, availability of resources and labor, compliance with new or existing regulations, the ability to make enhancements to transmission and distribution systems to support increased deployment of renewables and behind-the-meter technologies and the existence of new technologies that can be deployed to generate the electricity necessary to meet customer demand.
Currently, the Duke Energy Registrants do not purchase carbon credits or offsets for use in connection with the Company's path to net-zero CO2 emissions. Though they may purchase carbon credits or offsets for such uses in the future, the amount or cost of which is not expected to be material at this time.
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
State Legislation
HB951
In 2021, the state of North Carolina passed HB951, which among other things, directed the NCUC to develop and approve a carbon reduction plan that would target a 70% reduction in CO2 emissions from Duke Energy Progress' and Duke Energy Carolinas' electric generation in the state by 2030 and carbon neutrality by 2050, considering all resource options and the latest technology. In December 2022, the NCUC issued an order adopting the first Carbon Plan as directed by HB951 with the Carbon Plan to be updated every two years thereafter.
North Carolina Power Bill Reduction Act
On July 29, 2025, the North Carolina Power Bill Reduction Act (SB266), was passed into law which retained HB951's 2050 carbon neutrality goal but eliminated the state's interim 2030 carbon reduction target and implemented other actions designed to reduce electricity costs for customers including enhanced cost recovery mechanisms for baseload generation by establishing an annual CWIP recovery for baseload generation and refining the generation construction monitoring process. SB266 also provides more timely recovery of fuel costs, allows for the recovery of CTs in MYRP proceedings and authorizes the prudent continued use of securitization for certain costs and investments serving North Carolina retail electric customers, including increasing the eligible securitization amounts for sub-critical coal assets up to 100% of their respective net book value upon retirement.
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
Integrated Resource Plans
In August 2023, Duke Energy Carolinas and Duke Energy Progress filed their 2023 systemwide Carolinas Resource Plan (the 2023 Plan) with the NCUC and PSCSC. In January 2024, due to substantially increased load forecast resulting from increased economic development in the Carolinas occurring since the 2023 Plan was prepared, the companies filed supplemental modeling and analysis with the NCUC and PSCSC demonstrating the need for additional resources beyond the initial set of resources identified in their initial plan. The NCUC issued an order in November 2024 emphasizing the critical importance of reliability and maintaining low costs, while taking balanced actions to meet forecasted load growth. In November 2024, the PSCSC issued an order approving the 2023 Plan.
In November 2024, Duke Energy Indiana submitted its updated IRP, which balances reliability and maintaining low costs while meeting customer and economic development growth.
On October 1, 2025, Duke Energy Carolinas and Duke Energy Progress filed their systemwide 2025 Carolinas Resource Plan (the 2025 Plan) with the NCUC that builds upon the approved dual-state 2023 Plan. The 2025 Plan seeks to maximize the value of existing resources, enhance grid flexibility and add new supply-side resources to reliably meet growing energy demands in the most reasonable and cost-effective manner in a period of unprecedented load growth. The evidentiary hearing has been scheduled for June 2026 and an order from the NCUC is expected to be issued by December 31, 2026. Information related to the updated systemwide plan was filed with the PSCSC on November 25, 2025, and an order from the PSCSC is expected to be issued in April 2026.

MD&A	OTHER MATTERS
The 2025 Plan seeks to maximize benefits from the existing nuclear fleet, including power uprate projects and the pursuit of subsequent license renewals for existing nuclear units, as well as the continued evaluation of potential new advanced nuclear resources to meet growing demand. On December 30, 2025, Duke Energy submitted an early site permit (ESP) application to the NRC for a site near Duke Energy Carolinas' Belews Creek Steam Station (Belews Creek). The ESP is technology neutral and provides future optionality, allowing Duke Energy to receive the permit and select a technology later in the development process. Any decision on advanced nuclear, including technology, will be made in the future after evaluating, among other things, financial and technical risk factors. The NRC's review and approval process is anticipated to take approximately 18 months. If the permit is received, it will remain valid for 20 years and may be renewed for up to 20 more years.
GU&I CO2 and Methane Emissions Reductions
In addition to CO2 emissions resulting primarily from our operations of coal-fired and natural gas-fired power plants, the Duke Energy Registrants are also responsible for certain methane emissions from the distribution of natural gas to customers. The Duke Energy Registrants have taken actions that have resulted in methane emission reductions, including the replacement of cast iron and bare steel pipelines and associated services with plastic or coated steel, advanced methane leak detection efforts, reducing time to repair nonhazardous leaks and operational releases of methane, and investment in renewable natural gas. Timelines and initiatives, as well as implementation of new technologies, for future reductions of methane emissions will vary in each state in which the Company’s natural gas distribution business operates and will involve collaboration with regulators, customers and other stakeholders.
Certain local governments, none within the jurisdictions in which the Duke Energy Registrants operate, have enacted or are considering initiatives to eliminate natural gas use in new buildings and focus on electrification. Enactment of similar regulations in the areas in which the Duke Energy Registrants' natural gas distribution operates could have a significant impact on the natural gas distribution business and its operations. At this time, such impacts are not able to be quantified; however, our methane emission reduction efforts for the natural gas distribution business potentially lowers the exposure to any future mandatory GHG emission reduction requirements. The Duke Energy Registrants would plan to seek recovery of their compliance costs with any new regulations through the regulatory process.
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
The Duke Energy Registrants routinely take steps to assess and reduce the potential impact of severe weather events on their electric transmission and distribution systems and natural gas facilities. The steps include modernizing the electric grid through smart meters, storm hardening, self-healing systems, targeted undergrounding and applying lessons learned from previous storms to restoration efforts. The Duke Energy Registrants’ electric generating facilities and natural gas facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain inventories of coal, oil and liquified natural gas to mitigate the effects of any potential short-term disruption in fuel supply so they can continue to provide customers with an uninterrupted supply of electricity and/or natural gas.
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

FINANCIAL STATEMENTS

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates. We also evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Operating Revenues
Regulated electric	$29,060	$27,787	$26,617
Regulated natural gas	2,870	2,252	2,152
Nonregulated electric and other	307	318	291
Total operating revenues	32,237	30,357	29,060
Operating Expenses
Fuel used in electric generation and purchased power	8,058	9,206	9,086
Cost of natural gas	983	565	593
Operation, maintenance and other	6,698	5,389	5,625
Depreciation and amortization	6,324	5,793	5,253
Property and other taxes	1,597	1,466	1,400
Impairment of assets and other charges	(4)	38	85
Total operating expenses	23,656	22,457	22,042
Gains on Sales of Other Assets and Other, net	45	26	52
Operating Income	8,626	7,926	7,070
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	51	(9)	113
Other income and expenses, net	669	661	598
Total other income and expenses	720	652	711
Interest Expense	3,634	3,384	3,014
Income From Continuing Operations Before Income Taxes	5,712	5,194	4,767
Income Tax Expense From Continuing Operations	642	590	438
Income From Continuing Operations	5,070	4,604	4,329
Income (Loss) From Discontinued Operations, net of tax	1	10	(1,455)
Net Income	5,071	4,614	2,874
Less: Net Income Attributable to Noncontrolling Interests	103	90	33
Net Income Attributable to Duke Energy Corporation	4,968	4,524	2,841
Less: Preferred Dividends	56	106	106
Less: Preferred Redemption Costs	—	16	—
Net Income Available to Duke Energy Corporation Common Stockholders	$4,912	$4,402	$2,735

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$6.31	$5.70	$5.35
Income (loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$0.01	$(1.81)
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$6.31	$5.71	$3.54
Weighted average shares outstanding
Basic and Diluted	777	772	771
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Net Income	$5,071	$4,614	$2,874
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	13	8	(1)
Net unrealized (losses) gains on cash flow hedges	(6)	209	63
Reclassification into earnings from cash flow hedges	8	(5)	27
Net unrealized (losses) gains on fair value hedges	(50)	24	37
Unrealized gains (losses) on available-for-sale securities	5	(2)	8
Other Comprehensive (Loss) Income, net of tax	(30)	234	134
Comprehensive Income	5,041	4,848	3,008
Less: Comprehensive Income Attributable to Noncontrolling Interests	103	90	33
Comprehensive Income Attributable to Duke Energy Corporation	4,938	4,758	2,975
Less: Preferred Dividends	56	106	106
Less: Preferred Redemption Costs	—	16	—
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$4,882	$4,636	$2,869
(a)     Net of income tax benefit of approximately $9 million for the year ended December 31, 2025, and net of income tax expense of approximately $70 million and $40 million for the years ended December 31, 2024, and 2023, respectively.
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$245	$314
Receivables (net of allowance for doubtful accounts of $194 at 2025 and $122 at 2024)	4,214	2,170
Receivables of VIEs (net of allowance for doubtful accounts of $85 at 2024)	16	1,889
Receivable from sales of Commercial Renewables Disposal Groups	—	551
Inventory (includes $669 at 2025 and $494 at 2024 related to VIEs)	4,569	4,496
Regulatory assets (includes $204 at 2025 and $120 at 2024 related to VIEs)	1,934	2,739
Assets held for sale	109	96
Other (includes $88 at 2025 and $90 at 2024 related to VIEs)	526	695
Total current assets	11,613	12,950
Property, Plant and Equipment
Cost	190,409	178,737
Accumulated depreciation and amortization	(60,450)	(57,111)
Net property, plant and equipment	129,959	121,626
Other Noncurrent Assets
Goodwill	19,010	19,010
Regulatory assets (includes $3,108 at 2025 and $1,705 at 2024 related to VIEs)	14,379	14,220
Nuclear decommissioning trust funds	12,889	11,434
Operating lease right-of-use assets, net	1,241	1,148
Investments in equity method unconsolidated affiliates	330	353
Assets held for sale	2,148	2,095
Other	4,167	3,507
Total other noncurrent assets	54,164	51,767
Total Assets	$195,736	$186,343
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $296 at 2025 and $214 at 2024 related to VIEs)	$5,223	$5,436
Notes payable and commercial paper	2,624	3,584
Taxes accrued	975	851
Interest accrued	922	854
Current maturities of long-term debt (includes $118 at 2025 and $1,012 at 2024 related to VIEs)	7,104	4,349
Asset retirement obligations	579	650
Regulatory liabilities	1,271	1,421
Liabilities associated with assets held for sale	84	132
Other	2,265	2,080
Total current liabilities	21,047	19,357
Long-Term Debt (includes $3,308 at 2025 and $1,842 at 2024 related to VIEs)	80,108	76,340
Other Noncurrent Liabilities
Deferred income taxes	12,377	11,424
Asset retirement obligations	9,046	9,338
Regulatory liabilities	15,682	14,521
Operating lease liabilities	1,033	957
Accrued pension and other post-retirement benefit costs	396	434
Investment tax credits	969	894
Liabilities associated with assets held for sale	170	271
Other (includes $27 at 2024 related to VIEs)	1,889	1,551
Total other noncurrent liabilities	41,562	39,390
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2025 and 2024	973	973
Common stock, $0.001 par value, 2 billion shares authorized; 778 million and 776 million shares outstanding at 2025 and 2024	1	1
Additional paid-in capital	45,614	45,494
Retained earnings	5,056	3,431
Accumulated other comprehensive income	198	228
Total Duke Energy Corporation stockholders' equity	51,842	50,127
Noncontrolling interests	1,177	1,129
Total equity	53,019	51,256
Total Liabilities and Equity	$195,736	$186,343
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,071	$4,614	$2,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	7,704	6,419	6,084
Equity in (earnings) losses of unconsolidated affiliates	(51)	9	(98)
Equity component of AFUDC	(328)	(233)	(198)
Losses on sales of Commercial Renewables Disposal Groups	4	14	1,725
Gains on sales of other assets	(45)	(26)	(52)
Impairment of assets and other charges	(4)	38	85
Deferred income taxes	1,204	987	3
Contributions to qualified pension plans	(100)	(100)	(100)
Payments for asset retirement obligations	(509)	(545)	(632)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(103)	(18)
Receivables	(187)	(23)	443
Inventory	(63)	(212)	(706)
Other current assets	6	885	(267)
Increase (decrease) in
Accounts payable	(821)	1,329	(800)
Taxes accrued	127	32	126
Other current liabilities	52	(55)	(80)
Other assets	(265)	(1,170)	914
Other liabilities	535	468	575
Net cash provided by operating activities	12,330	12,328	9,878
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,024)	(12,280)	(12,604)
Contributions to equity method investments	—	(8)	(34)
Return of investment capital	22	25	16
Purchases of debt and equity securities	(8,888)	(5,703)	(3,761)
Proceeds from sales and maturities of debt and equity securities	9,005	5,803	3,824
Proceeds from the sales of other assets	67	49	149
Proceeds from the sales of Commercial Renewables Disposal Groups, net of cash divested	559	—	734
Other	(1,079)	(1,009)	(799)
Net cash used in investing activities	(14,338)	(13,123)	(12,475)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	11,891	8,956	10,028
Issuance of common stock	16	405	8
Redemption of preferred stock	—	(1,000)	—
Payments for the redemption of long-term debt	(5,652)	(3,357)	(4,737)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	124	557	610
Payments for the redemption of short-term debt with original maturities greater than 90 days	(5)	(1,096)	(125)
Notes payable and commercial paper	(1,238)	(388)	(343)
Contributions from noncontrolling interests	—	47	278
Dividends paid	(3,300)	(3,213)	(3,244)
Other	114	(52)	(124)
Net cash provided by financing activities	1,950	859	2,351
Net (decrease) increase in cash, cash equivalents and restricted cash	(58)	64	(246)
Cash, cash equivalents and restricted cash at beginning of period	421	357	603
Cash, cash equivalents and restricted cash at end of period	$363	$421	$357
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$3,590	$3,284	$2,883
Cash (received from) paid for income taxes, net (includes transferable tax credit sale proceeds of $723, $558 and $28 for 2025, 2024 and 2023, respectively)	(625)	(400)	1
Significant non-cash transactions:
Accrued capital expenditures	2,674	1,909	1,908
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Duke Energy Corporation Stockholders' Accumulated Other Comprehensive Income (Loss)
						Net Gains	Net Unrealized		Total Duke
		Common		Additional		(Losses)	Gains (Losses)	Pension	Energy Corp.
	Preferred	Stock	Common	Paid-in	Retained	on	on AFS	and OPEB	Stockholders'		Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(b)	Securities	Adjustments	Equity	NCI	Equity
Balance at December 31, 2022	$1,962	770	$1	$44,862	$2,637	$(29)	$(23)	$(88)	$49,322	$2,531	$51,853
Net income(c)	—	—	—	—	2,735	—	—	—	2,735	33	2,768
Other comprehensive income (loss)	—	—	—	—	—	127	8	(1)	134	—	134
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	78	—	—	—	—	78	—	78
Common stock dividends	—	—	—	—	(3,138)	—	—	—	(3,138)	—	(3,138)
Sale of NCI	—	—	—	(13)	—	—	—	—	(13)	10	(3)
Contribution from NCI, net of transaction costs(a)	—	—	—	—	—	—	—	—	—	278	278
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(59)	(59)
Sale of Commercial Renewables Disposal Groups	—	—	—	—	—	—	—	—	—	(1,722)	(1,722)
Other	—	—	—	(7)	1	—	—	—	(6)	4	(2)
Balance at December 31, 2023	$1,962	771	$1	$44,920	$2,235	$98	$(15)	$(89)	$49,112	$1,075	$50,187
Net income(c)	—	—	—	—	4,402	—	—	—	4,402	90	4,492
Other comprehensive income (loss)	—	—	—	—	—	228	(2)	8	234	—	234
Common stock issuances, including dividend reinvestment and employee benefits	—	5	—	574	—	—	—	—	574	—	574
Preferred stock, Series B, redemption	(989)	—	—	—	—	—	—	—	(989)	—	(989)
Common stock dividends	—	—	—	—	(3,204)	—	—	—	(3,204)	—	(3,204)
Contribution from NCI	—	—	—	—	—	—	—	—	—	47	47
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(32)	(32)
Sale of Commercial Renewables Disposal Groups	—	—	—	—	—	—	—	—	—	(51)	(51)
Other	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
Net income(c)	—	—	—	—	4,912	—	—	—	4,912	103	5,015
Other comprehensive (loss) income	—	—	—	—	—	(48)	5	13	(30)	—	(30)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	120	—	—	—	—	120	—	120
Common stock dividends	—	—	—	—	(3,290)	—	—	—	(3,290)	—	(3,290)
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(31)	(31)
Sale of Commercial Renewables Disposal Groups	—	—	—	—	—	—	—	—	—	(18)	(18)
Other	—	—	—		3	—	—	—	3	(6)	(3)
Balance at December 31, 2025	$973	778	$1	$45,614	$5,056	$278	$(12)	$(68)	$51,842	$1,177	$53,019
(a)     Relates to tax equity financing activity in the Commercial Renewables Disposal Groups.
(b)    See Duke Energy Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value Hedges.
(c)    Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends and, for 2024, the $16 million preferred redemption costs.

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Carolinas, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates. We also evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 1947.

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues	$9,713	$9,718	$8,288
Operating Expenses
Fuel used in electric generation and purchased power	2,649	3,251	2,524
Operation, maintenance and other	2,002	1,740	1,774
Depreciation and amortization	1,903	1,768	1,593
Property and other taxes	349	346	320
Impairment of assets and other charges	(11)	31	44
Total operating expenses	6,892	7,136	6,255
Gains on Sales of Other Assets and Other, net	6	2	26
Operating Income	2,827	2,584	2,059
Other Income and Expenses, net	258	247	238
Interest Expense	783	722	686
Income Before Income Taxes	2,302	2,109	1,611
Income Tax Expense	194	226	141
Net Income	$2,108	$1,883	$1,470
Other Comprehensive Income, net of tax
Net gains on cash flow hedges	1	—	—
Comprehensive Income	$2,109	$1,883	$1,470
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$3	$6
Receivables (net of allowance for doubtful accounts of $55 at 2025 and $18 at 2024)	1,343	266
Receivables of VIEs (net of allowance for doubtful accounts of $51 at 2024)	4	1,054
Receivables from affiliated companies	331	157
Notes receivable from affiliated companies	69	65
Inventory	1,530	1,536
Regulatory assets (includes $72 at 2025 and $12 at 2024 related to VIEs)	730	685
Other (includes $12 at 2025 and $9 at 2024 related to VIEs)	75	52
Total current assets	4,085	3,821
Property, Plant and Equipment
Cost	62,513	58,382
Accumulated depreciation and amortization	(20,658)	(19,090)
Net property, plant and equipment	41,855	39,292
Other Noncurrent Assets
Regulatory assets (includes $1,257 at 2025 and $189 at 2024 related to VIEs)	4,502	4,199
Nuclear decommissioning trust funds	7,338	6,468
Operating lease right-of-use assets, net	91	98
Other	1,304	1,127
Total other noncurrent assets	13,235	11,892
Total Assets	$59,175	$55,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,670	$1,809
Accounts payable to affiliated companies	386	241
Taxes accrued	306	627
Interest accrued	214	201
Current maturities of long-term debt (includes $16 at 2025 and $510 at 2024 related to VIEs)	629	521
Asset retirement obligations	245	247
Regulatory liabilities	569	618
Other	621	541
Total current liabilities	4,640	4,805
Long-Term Debt (includes $1,316 at 2025 and $198 at 2024 related to VIEs)	17,848	16,669
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,191	4,052
Asset retirement obligations	3,597	3,743
Regulatory liabilities	7,609	6,592
Operating lease liabilities	79	87
Accrued pension and other post-retirement benefit costs	24	24
Investment tax credits	345	317
Other (includes $15 at 2024 related to VIEs)	802	576
Total other noncurrent liabilities	16,647	15,391
Commitments and Contingencies
Equity
Member's equity	19,745	17,846
Accumulated other comprehensive loss	(5)	(6)
Total equity	19,740	17,840
Total Liabilities and Equity	$59,175	$55,005
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,108	$1,883	$1,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	2,169	2,033	1,845
Equity component of AFUDC	(144)	(113)	(91)
Gains on sales of other assets	(6)	(2)	(26)
Impairment of assets and other charges	(11)	31	44
Deferred income taxes	442	(28)	(53)
Contributions to qualified pension plans	(27)	(26)	(26)
Payments for asset retirement obligations	(197)	(180)	(210)
(Increase) decrease in
Receivables	(26)	(49)	22
Receivables from affiliated companies	(174)	46	187
Inventory	2	(60)	(320)
Other current assets	(87)	928	(495)
Increase (decrease) in
Accounts payable	(261)	476	(447)
Accounts payable to affiliated companies	145	46	(14)
Taxes accrued	(321)	346	64
Other current liabilities	94	(74)	32
Other assets	(135)	(556)	703
Other liabilities	50	(164)	100
Net cash provided by operating activities	3,621	4,537	2,785
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,477)	(3,966)	(3,733)
Purchases of debt and equity securities	(4,734)	(2,775)	(2,025)
Proceeds from sales and maturities of debt and equity securities	4,734	2,775	2,025
Net proceeds from the sales of other assets	—	—	30
Notes receivable from affiliated companies	(4)	(65)	—
Other	(388)	(358)	(288)
Net cash used in investing activities	(4,869)	(4,389)	(3,991)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,495	1,487	2,780
Payments for the redemption of long-term debt	(1,224)	(19)	(1,042)
Notes payable to affiliated companies	—	(668)	(565)
Distributions to parent	(200)	(950)	—
Other	183	(1)	(1)
Net cash provided by (used in) financing activities	1,254	(151)	1,172
Net increase (decrease) in cash, cash equivalents and restricted cash	6	(3)	(34)
Cash, cash equivalents and restricted cash at beginning of period	16	19	53
Cash, cash equivalents and restricted cash at end of period	$22	$16	$19
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$758	$683	$528
Cash paid for (received from) income taxes, net (includes transferable tax credit sale proceeds of $551, $440 and $0 for 2025, 2024 and 2023, respectively)	85	(85)	151
Significant non-cash transactions:
Accrued capital expenditures	997	802	613
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated Other
		Comprehensive
		Loss
		Net
		Net Losses (Gains) on
	Member's	Cash Flow	Total
(in millions)	Equity	Hedges	Equity
Balance at December 31, 2022	$15,448	$(6)	$15,442
Net income	1,470	—	1,470
Other	(5)	—	(5)
Balance at December 31, 2023	$16,913	$(6)	$16,907
Net income	1,883	—	1,883
Distributions to parent	(950)	—	(950)
Balance at December 31, 2024	$17,846	$(6)	$17,840
Net income	2,108	—	2,108
Other comprehensive income	—	1	1
Distributions to parent	(200)	—	(200)
Other	(9)	—	(9)
Balance at December 31, 2025	$19,745	$(5)	$19,740

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Progress Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues	$14,509	$13,633	$13,544
Operating Expenses
Fuel used in electric generation and purchased power	4,267	4,755	5,026
Operation, maintenance and other	3,335	2,463	2,636
Depreciation and amortization	2,543	2,393	2,151
Property and other taxes	657	617	644
Impairment of assets and other charges	2	6	28
Total operating expenses	10,804	10,234	10,485
Gains on Sales of Other Assets and Other, net	27	27	27
Operating Income	3,732	3,426	3,086
Other Income and Expenses, net	287	235	201
Interest Expense	1,119	1,064	954
Income Before Income Taxes	2,900	2,597	2,333
Income Tax Expense	485	426	377
Net Income	$2,415	$2,171	$1,956
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	—	—	(2)
Unrealized gains on available-for-sale securities	—	—	3
Other Comprehensive Income, net of tax	—	—	1
Comprehensive Income	$2,415	$2,171	$1,957
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$54	$73
Receivables (net of allowance for doubtful accounts of $65 at 2025 and $39 at 2024)	1,538	707
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	12	835
Receivables from affiliated companies	81	25
Notes receivable from affiliated companies	251	—
Inventory (includes $669 at 2025 and $494 at 2024 related to VIEs)	2,210	2,086
Regulatory assets (includes $132 at 2025 and $108 at 2024 related to VIEs)	753	1,647
Other (includes $72 at 2025 and $75 at 2024 related to VIEs)	150	182
Total current assets	5,049	5,555
Property, Plant and Equipment
Cost	78,347	72,560
Accumulated depreciation and amortization	(25,425)	(23,586)
Net property, plant and equipment	52,922	48,974
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,851 at 2025 and $1,516 at 2024 related to VIEs)	6,650	6,618
Nuclear decommissioning trust funds	5,550	4,967
Operating lease right-of-use assets, net	607	625
Other	1,405	1,242
Total other noncurrent assets	17,867	17,107
Total Assets	$75,838	$71,636
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $289 at 2025 and $208 at 2024 related to VIEs)	$1,679	$2,170
Accounts payable to affiliated companies	571	507
Notes payable to affiliated companies	—	1,077
Taxes accrued	222	312
Interest accrued	256	232
Current maturities of long-term debt (includes $102 at 2025 and $502 at 2024 related to VIEs)	722	1,517
Asset retirement obligations	196	231
Regulatory liabilities	350	522
Other	758	792
Total current liabilities	4,754	7,360
Long-Term Debt (includes $1,936 at 2025 and $1,582 at 2024 related to VIEs)	25,976	22,829
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,576	5,263
Asset retirement obligations	4,290	4,317
Regulatory liabilities	5,601	5,258
Operating lease liabilities	552	557
Accrued pension and other post-retirement benefit costs	247	254
Investment tax credits	434	385
Other (includes $11 at 2024 related to VIEs)	491	357
Total other noncurrent liabilities	17,191	16,391
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at 2025 and 2024	—	—
Additional paid-in capital	12,278	11,830
Retained earnings	15,499	13,086
Accumulated other comprehensive loss	(10)	(10)
Total equity	27,767	24,906
Total Liabilities and Equity	$75,838	$71,636
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,415	$2,171	$1,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,666	2,761	2,721
Equity component of AFUDC	(117)	(74)	(67)
Gains on sales of other assets	(27)	(27)	(27)
Impairment of assets and other charges	2	6	28
Deferred income taxes	330	33	(120)
Contributions to qualified pension plans	(23)	(23)	(22)
Payments for asset retirement obligations	(214)	(279)	(329)
(Increase) decrease in
Receivables	7	25	21
Receivables from affiliated companies	(56)	65	(68)
Inventory	(112)	(172)	(322)
Other current assets	92	81	287
Increase (decrease) in
Accounts payable	(776)	867	(266)
Accounts payable to affiliated companies	121	43	(248)
Taxes accrued	(82)	49	124
Other current liabilities	(79)	164	9
Other assets	(113)	(723)	357
Other liabilities	84	92	84
Net cash provided by operating activities	5,118	5,059	4,118
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,125)	(5,252)	(4,917)
Purchases of debt and equity securities	(3,998)	(2,703)	(1,590)
Proceeds from sales and maturities of debt and equity securities	4,044	2,809	1,663
Notes receivable from affiliated companies	(251)	—	—
Other	(421)	(463)	(329)
Net cash used in investing activities	(6,751)	(5,609)	(5,173)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	4,420	1,134	2,555
Payments for the redemption of long-term debt	(2,121)	(467)	(1,248)
Notes payable to affiliated companies	(1,077)	34	200
Contributions from parent	400	—	—
Dividends to parent	—	(125)	(500)
Other	(10)	(1)	(1)
Net cash provided by financing activities	1,612	575	1,006
Net (decrease) increase in cash, cash equivalents and restricted cash	(21)	25	(49)
Cash, cash equivalents and restricted cash at beginning of period	160	135	184
Cash, cash equivalents and restricted cash at end of period	$139	$160	$135
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$1,123	$1,078	$954
Cash paid for income taxes, net (includes transferable tax credit sale proceeds of $171, $118 and $28 for 2025, 2024 and 2023, respectively)	265	315	310
Significant non-cash transactions:
Accrued capital expenditures	1,116	745	806
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized
	Additional		(Losses) on	Gains (Losses)	Pension and
	Paid-in	Retained	Cash Flow	on Available-for-	OPEB	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity
Balance at December 31, 2022	$11,832	$9,585	$(1)	$(8)	$(2)	$21,406
Net income	—	1,956	—	—	—	1,956
Other comprehensive income (loss)	—	—	—	3	(2)	1
Dividends to parent	—	(500)	—	—	—	(500)
Other	(2)	(1)	—	—	—	(3)
Balance at December 31, 2023	$11,830	$11,040	$(1)	$(5)	$(4)	$22,860
Net income	—	2,171	—	—	—	2,171
Dividends to parent	—	(125)	—	—	—	(125)
Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906
Net income	—	2,415	—	—	—	2,415
Distributions to parent	(9)	—	—	—	—	(9)
Equitization of certain intercompany balances with affiliates	57	(2)	—	—	—	55
Contributions from parent	400	—	—	—	—	400
Balance at December 31, 2025	$12,278	$15,499	$(1)	$(5)	$(4)	$27,767

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Progress, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Progress, LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 1930.

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues	$7,386	$7,017	$6,488
Operating Expenses
Fuel used in electric generation and purchased power	2,518	2,409	2,203
Operation, maintenance and other	1,455	1,388	1,379
Depreciation and amortization	1,406	1,336	1,266
Property and other taxes	172	177	164
Impairment of assets and other charges	2	6	29
Total operating expenses	5,553	5,316	5,041
Gains on Sales of Other Assets and Other, net	2	2	3
Operating Income	1,835	1,703	1,450
Other Income and Expenses, net	196	143	124
Interest Expense	526	493	427
Income Before Income Taxes	1,505	1,353	1,147
Income Tax Expense	223	189	149
Net Income and Comprehensive Income	$1,282	$1,164	$998
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$16	$24
Receivables (net of allowance for doubtful accounts of $38 at 2025 and $10 at 2024)	943	160
Receivables of VIEs (net of allowance for doubtful accounts of $34 at 2024)	9	835
Receivables from affiliated companies	104	10
Notes receivable from affiliated companies	186	—
Inventory	1,363	1,341
Regulatory assets (includes $70 at 2025 and $47 at 2024 related to VIEs)	652	626
Other (includes $38 at 2025 and $40 at 2024 related to VIEs)	95	104
Total current assets	3,368	3,100
Property, Plant and Equipment
Cost	45,175	42,060
Accumulated depreciation and amortization	(16,980)	(15,930)
Net property, plant and equipment	28,195	26,130
Other Noncurrent Assets
Regulatory assets (includes $1,169 at 2025 and $775 at 2024 related to VIEs)	4,543	4,555
Nuclear decommissioning trust funds	5,254	4,636
Operating lease right-of-use assets, net	386	348
Other	781	724
Total other noncurrent assets	10,964	10,263
Total Assets	$42,527	$39,493
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$886	$749
Accounts payable to affiliated companies	398	306
Notes payable to affiliated companies	—	611
Taxes accrued	167	394
Interest accrued	145	122
Current maturities of long-term debt (includes $41 at 2025 and $443 at 2024 related to VIEs)	285	983
Asset retirement obligations	194	230
Regulatory liabilities	274	348
Other	370	427
Total current liabilities	2,719	4,170
Long-Term Debt (includes $1,224 at 2025 and $809 at 2024 related to VIEs)	13,461	11,371
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,642	2,344
Asset retirement obligations	4,095	4,104
Regulatory liabilities	4,807	4,570
Operating lease liabilities	384	332
Accrued pension and other post-retirement benefit costs	139	141
Investment tax credits	194	144
Other (includes $11 at 2024 related to VIEs)	326	196
Total other noncurrent liabilities	12,587	11,831
Commitments and Contingencies
Equity
Member's equity	13,610	11,971
Total Liabilities and Equity	$42,527	$39,493
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,282	$1,164	$998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,602	1,520	1,460
Equity component of AFUDC	(100)	(61)	(52)
Impairment of assets and other charges	2	6	29
Deferred income taxes	345	(224)	(53)
Contributions to qualified pension plans	(14)	(14)	(13)
Payments for asset retirement obligations	(176)	(197)	(249)
(Increase) decrease in
Receivables	10	(11)	(10)
Receivables from affiliated companies	(94)	6	9
Inventory	(23)	(114)	(221)
Other current assets	(66)	375	(252)
Increase (decrease) in
Accounts payable	(8)	63	(26)
Accounts payable to affiliated companies	149	(26)	(176)
Taxes accrued	(227)	217	99
Other current liabilities	(8)	133	13
Other assets	(30)	(426)	173
Other liabilities	110	79	5
Net cash provided by operating activities	2,754	2,490	1,734
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,428)	(2,803)	(2,387)
Purchases of debt and equity securities	(3,789)	(2,480)	(1,406)
Proceeds from sales and maturities of debt and equity securities	3,788	2,480	1,402
Notes receivable from affiliated companies	(186)	—	—
Other	(215)	(172)	(144)
Net cash used in investing activities	(3,830)	(2,975)	(2,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,613	855	991
Payments for the redemption of long-term debt	(1,236)	(72)	(369)
Notes payable to affiliated companies	(611)	(280)	652
Contributions from parent	300	—	—
Distributions to parent	—	—	(500)
Other	2	—	(1)
Net cash provided by financing activities	1,068	503	773
Net (decrease) increase in cash, cash equivalents and restricted cash	(8)	18	(28)
Cash, cash equivalents and restricted cash at beginning of period	69	51	79
Cash, cash equivalents and restricted cash at end of period	$61	$69	$51
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$536	$522	$447
Cash paid for income taxes, net (includes transferable tax credit sale proceeds of $102, $71 and $0 for 2025, 2024 and 2023, respectively)	120	192	73
Significant non-cash transactions:
Accrued capital expenditures	576	374	313
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Member's
(in millions)	Equity
Balance at December 31, 2022	$10,309
Net income	998
Distributions to parent	(500)
Balance at December 31, 2023	$10,807
Net income	1,164
Balance at December 31, 2024	$11,971
Net income	1,282
Contributions from parent	300
Equitization of certain intercompany balances with affiliates	57
Balance at December 31, 2025	$13,610
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Florida, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Florida, LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commission and other publicly available information to assess the likelihood of recovery in future rates. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 2001.

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues	$7,105	$6,595	$7,036
Operating Expenses
Fuel used in electric generation and purchased power	1,749	2,346	2,823
Operation, maintenance and other	1,865	1,055	1,239
Depreciation and amortization	1,137	1,057	885
Property and other taxes	486	440	480
Impairment of assets and other charges	—	—	(1)
Total operating expenses	5,237	4,898	5,426
Gains on Sales of Other Assets and Other, net	3	3	2
Operating Income	1,871	1,700	1,612
Other Income and Expenses, net	90	86	78
Interest Expense	479	457	413
Income Before Income Taxes	1,482	1,329	1,277
Income Tax Expense	289	268	261
Net Income	$1,193	$1,061	$1,016
Other Comprehensive Income, net of tax
Unrealized gains on available-for-sale securities	—	—	3
Other Comprehensive Income, net of tax	—	—	3
Comprehensive Income	$1,193	$1,061	$1,019
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$21	$33
Receivables (net of allowance for doubtful accounts of $27 at 2025 and $29 at 2024)	591	544
Receivables of VIEs	3	—
Receivables from affiliated companies	68	21
Notes receivable from affiliated companies	65	—
Inventory (includes $669 at 2025 and $494 at 2024 related to VIEs)	847	745
Regulatory assets (includes $62 at 2025 and $61 at 2024 related to VIEs)	102	1,022
Other (includes $34 at 2025 and $35 at 2024 related to VIEs)	52	227
Total current assets	1,749	2,592
Property, Plant and Equipment
Cost	33,160	30,490
Accumulated depreciation and amortization	(8,437)	(7,650)
Net property, plant and equipment	24,723	22,840
Other Noncurrent Assets
Regulatory assets (includes $682 at 2025 and $741 at 2024 related to VIEs)	2,106	2,064
Nuclear decommissioning trust funds	296	331
Operating lease right-of-use assets, net	221	277
Other	561	465
Total other noncurrent assets	3,184	3,137
Total Assets	$29,656	$28,569
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $289 at 2025 and $208 at 2024 related to VIEs)	$792	$1,418
Accounts payable to affiliated companies	171	67
Notes payable to affiliated companies	—	466
Taxes accrued	69	60
Interest accrued	87	86
Current maturities of long-term debt (includes $61 at 2025 and $59 at 2024 related to VIEs)	437	534
Asset retirement obligations	2	1
Regulatory liabilities	76	174
Other	375	342
Total current liabilities	2,009	3,148
Long-Term Debt (includes $712 at 2025 and $773 at 2024 related to VIEs)	10,870	9,814
Other Noncurrent Liabilities
Deferred income taxes	3,005	3,024
Asset retirement obligations	195	213
Regulatory liabilities	794	688
Operating lease liabilities	168	225
Accrued pension and other post-retirement benefit costs	88	92
Investment tax credits	240	241
Other	165	143
Total other noncurrent liabilities	4,655	4,626
Commitments and Contingencies
Equity
Member's equity	12,127	10,986
Accumulated other comprehensive loss	(5)	(5)
Total equity	12,122	10,981
Total Liabilities and Equity	$29,656	$28,569
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,193	$1,061	$1,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,063	1,239	1,260
Equity component of AFUDC	(17)	(13)	(15)
(Gains) Losses on sales of other assets	(3)	(3)	(2)
Impairment of assets and other charges	—	—	(1)
Deferred income taxes	(48)	265	(89)
Contributions to qualified pension plans	(10)	(9)	(9)
Payments for asset retirement obligations	(38)	(82)	(80)
(Increase) decrease in
Receivables	(2)	37	30
Receivables from affiliated companies	(47)	217	(236)
Inventory	(89)	(58)	(101)
Other current assets	310	(456)	496
Increase (decrease) in
Accounts payable	(767)	803	(241)
Accounts payable to affiliated companies	104	(68)	(42)
Taxes accrued	17	(129)	132
Other current liabilities	(60)	37	3
Other assets	(89)	(309)	165
Other liabilities	(10)	38	101
Net cash provided by operating activities	2,507	2,570	2,387
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,698)	(2,449)	(2,529)
Purchases of debt and equity securities	(209)	(223)	(184)
Proceeds from sales and maturities of debt and equity securities	255	330	261
Notes receivable from affiliated companies	(65)	—	—
Other	(207)	(292)	(185)
Net cash used in investing activities	(2,924)	(2,634)	(2,637)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,807	279	1,564
Payments for the redemption of long-term debt	(885)	(395)	(879)
Notes payable to affiliated companies	(466)	314	(453)
Contributions from parent	138	—	—
Distributions to parent	(188)	(125)	—
Other	(2)	(1)	(1)
Net cash provided by financing activities	404	72	231
Net (decrease) increase in cash, cash equivalents and restricted cash	(13)	8	(19)
Cash, cash equivalents and restricted cash at beginning of period	75	67	86
Cash, cash equivalents and restricted cash at end of period	$62	$75	$67
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$473	$442	$394
Cash paid for income taxes, net (includes transferable tax credit sale proceeds of $69, $47 and $28 for 2025, 2024 and 2023, respectively)	167	270	219
Significant non-cash transactions:
Accrued capital expenditures	540	371	493
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-	Total
(in millions)	Equity	Sale Securities	Equity
Balance at December 31, 2022	$9,031	$(8)	$9,023
Net income	1,016	—	1,016
Other comprehensive income	—	3	3
Other	1	—	1
Balance at December 31, 2023	$10,048	$(5)	$10,043
Net income	1,061	—	1,061
Distributions to parent	(125)	—	(125)
Other	2	—	2
Balance at December 31, 2024	$10,986	$(5)	$10,981
Net income	1,193	—	1,193
Distributions to parent	(188)	—	(188)
Contributions from parent	138	—	138
Other	(2)	—	(2)
Balance at December 31, 2025	$12,127	$(5)	$12,122

See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Ohio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues
Regulated electric	$2,045	$1,905	$1,868
Regulated natural gas	752	640	639
Total operating revenues	2,797	2,545	2,507
Operating Expenses
Fuel used in electric generation and purchased power	626	538	608
Cost of natural gas	199	142	163
Operation, maintenance and other	490	485	478
Depreciation and amortization	466	403	367
Property and other taxes	432	400	364
Impairment of assets and other charges	—	—	3
Total operating expenses	2,213	1,968	1,983
Gains on Sales of Other Assets and Other, net	1	1	1
Operating Income	585	578	525
Other Income and Expenses, net	24	19	41
Interest Expense	203	192	169
Income Before Income Taxes	406	405	397
Income Tax Expense	68	64	63
Net Income and Comprehensive Income	$338	$341	$334
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$18	$24
Receivables (net of allowance for doubtful accounts of $51 at 2025 and $43 at 2024)	473	447
Receivables from affiliated companies	12	11
Notes receivable from affiliated companies	111	28
Inventory	187	183
Regulatory assets	86	88
Other	37	30
Total current assets	924	811
Property, Plant and Equipment
Cost	14,627	13,918
Accumulated depreciation and amortization	(3,812)	(3,674)
Net property, plant and equipment	10,815	10,244
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	686	705
Operating lease right-of-use assets, net	5	6
Other	96	82
Total other noncurrent assets	1,707	1,713
Total Assets	$13,446	$12,768
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$333	$313
Accounts payable to affiliated companies	91	52
Notes payable to affiliated companies	13	162
Taxes accrued	377	363
Interest accrued	51	49
Current maturities of long-term debt	45	245
Asset retirement obligations	6	8
Regulatory liabilities	57	34
Other	77	67
Total current liabilities	1,050	1,293
Long-Term Debt	4,350	3,895
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,341	1,314
Asset retirement obligations	129	131
Regulatory liabilities	470	465
Operating lease liabilities	5	6
Accrued pension and other post-retirement benefit costs	88	89
Other	90	91
Total other noncurrent liabilities	2,123	2,096
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2025 and 2024	762	762
Additional paid-in capital	3,219	3,118
Retained earnings	1,917	1,579
Total equity	5,898	5,459
Total Liabilities and Equity	$13,446	$12,768
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$338	$341	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	470	408	371
Equity component of AFUDC	(16)	(7)	(9)
Impairment of assets and other charges	—	—	3
Deferred income taxes	—	8	113
Contributions to qualified pension plans	(6)	(5)	(5)
Payments for asset retirement obligations	(5)	(6)	(13)
(Increase) decrease in
Receivables	(27)	2	(38)
Receivables from affiliated companies	(1)	57	(40)
Inventory	(4)	(4)	(35)
Other current assets	(29)	78	(23)
Increase (decrease) in
Accounts payable	38	(10)	(34)
Accounts payable to affiliated companies	39	(19)	(1)
Taxes accrued	14	47	(1)
Other current liabilities	42	(5)	(54)
Other assets	8	45	(24)
Other liabilities	32	(25)	(38)
Net cash provided by operating activities	893	905	506
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(929)	(815)	(939)
Net proceeds from the sales of other assets	—	—	75
Notes receivable from affiliated companies	(83)	(194)	48
Other	(88)	(88)	(67)
Net cash used in investing activities	(1,100)	(1,097)	(883)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	644	774
Payments for the redemption of long-term debt	(245)	—	(500)
Notes payable to affiliated companies	(149)	(451)	116
Contributions from parent	100	—	—
Other	(1)	(1)	(5)
Net cash provided by financing activities	201	192	385
Net (decrease) increase in cash and cash equivalents	(6)	—	8
Cash and cash equivalents at beginning of period	24	24	16
Cash and cash equivalents at end of period	$18	$24	$24
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$195	$175	$158
Cash paid for (received from) income taxes	103	(79)	58
Significant non-cash transactions:
Accrued capital expenditures	92	99	115
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2022	$762	$3,100	$904	$4,766
Net income	—	—	334	334
Balance at December 31, 2023	$762	$3,100	$1,238	$5,100
Net income	—	—	341	341
Other	—	18	—	18
Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
Net income	—	—	338	338
Contributions from parent	—	100	—	100
Other	—	1	—	1
Balance at December 31, 2025	$762	$3,219	$1,917	$5,898
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Duke Energy Indiana, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commission and other publicly available information to assess the likelihood of recovery in future rates. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 2002.

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues	$3,544	$3,040	$3,399
Operating Expenses
Fuel used in electric generation and purchased power	1,065	964	1,217
Operation, maintenance and other	811	671	713
Depreciation and amortization	823	676	666
Property and other taxes	61	50	59
Total operating expenses	2,760	2,361	2,655
Operating Income	784	679	744
Other Income and Expenses, net	61	62	76
Interest Expense	243	229	213
Income Before Income Taxes	602	512	607
Income Tax Expense	82	71	110
Net Income	$520	$441	$497
Other Comprehensive Loss, net of tax
Pension and OPEB adjustments	$—	$(1)	$—
Comprehensive Income	$520	$440	$497
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$12	$13
Receivables (net of allowance for doubtful accounts of $15 at 2025 and 2024)	458	423
Receivables from affiliated companies	25	1
Inventory	531	586
Regulatory assets	193	113
Other	36	69
Total current assets	1,255	1,205
Property, Plant and Equipment
Cost	21,241	19,970
Accumulated depreciation and amortization	(7,492)	(6,848)
Net property, plant and equipment	13,749	13,122
Other Noncurrent Assets
Regulatory assets	1,032	1,040
Operating lease right-of-use assets, net	32	37
Other	278	323
Total other noncurrent assets	1,342	1,400
Total Assets	$16,346	$15,727
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$360	$257
Accounts payable to affiliated companies	38	57
Notes payable to affiliated companies	175	10
Taxes accrued	101	168
Interest accrued	62	59
Current maturities of long-term debt	4	4
Asset retirement obligations	133	164
Regulatory liabilities	275	183
Other	216	183
Total current liabilities	1,364	1,085
Long-Term Debt	4,939	4,644
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,525	1,494
Asset retirement obligations	992	1,104
Regulatory liabilities	1,185	1,404
Operating lease liabilities	28	33
Accrued pension and other post-retirement benefit costs	75	82
Investment tax credits	183	186
Other	14	19
Total other noncurrent liabilities	4,002	4,322
Commitments and Contingencies
Equity
Member's equity	5,891	5,526
Total equity	5,891	5,526
Total Liabilities and Equity	$16,346	$15,727
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$520	$441	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	827	679	669
Equity component of AFUDC	(34)	(19)	(10)
Deferred income taxes	(56)	(11)	91
Contributions to qualified pension plans	(8)	(8)	(8)
Payments for asset retirement obligations	(92)	(80)	(81)
(Increase) decrease in
Receivables	(38)	27	(40)
Receivables from affiliated companies	(24)	5	(8)
Inventory	56	(4)	(93)
Other current assets	(54)	70	138
Increase (decrease) in
Accounts payable	(6)	(44)	(83)
Accounts payable to affiliated companies	(19)	(78)	42
Taxes accrued	(67)	102	(26)
Other current liabilities	101	(70)	128
Other assets	(9)	(33)	(69)
Other liabilities	(52)	46	7
Net cash provided by operating activities	1,045	1,023	1,154
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,332)	(935)	(961)
Purchases of debt and equity securities	(62)	(133)	(68)
Proceeds from sales and maturities of debt and equity securities	137	132	55
Notes receivable from affiliated companies	—	(117)	109
Other	(91)	(46)	(66)
Net cash used in investing activities	(1,348)	(1,099)	(931)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	297	298	495
Payments for the redemption of long-term debt	(4)	(4)	(303)
Notes payable to affiliated companies	165	(246)	(178)
Contributions from parent	—	235	—
Distributions to parent	(155)	(201)	(259)
Other	(1)	(1)	(1)
Net cash provided by (used in) financing activities	302	81	(246)
Net (decrease) increase in cash and cash equivalents	(1)	5	(23)
Cash and cash equivalents at beginning of period	13	8	31
Cash and cash equivalents at end of period	$12	$13	$8
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$236	$219	$202
Cash paid for (received from) income taxes	208	(80)	90
Significant non-cash transactions:
Accrued capital expenditures	235	115	114
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Accumulated
		Other
		Comprehensive
		Income
		Pension
	Member's	and OPEB	Total
(in millions)	Equity	Adjustments	Equity
Balance at December 31, 2022	$4,702	$1	$4,703
Net income	497	—	497
Distributions to parent	(187)	—	(187)
Balance at December 31, 2023	$5,012	$1	$5,013
Net income	441	—	441
Contributions from parent	235	—	235
Distributions to parent	(160)	—	(160)
Other	(2)	(1)	(3)
Balance at December 31, 2024	$5,526	$—	$5,526
Net income	520	—	520
Distributions to parent	(155)	—	(155)
Balance at December 31, 2025	$5,891	$—	$5,891
See Notes to Consolidated Financial Statements

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Piedmont Natural Gas Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Natural Gas Company, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions and other publicly available information to assess the likelihood of recovery in future rates. We evaluated the external information and compared it to management’s recorded balances for completeness.
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
–We evaluated the reasonableness of such changes based on our knowledge of commission-approved amortization, incurred costs, and recently approved regulatory orders, as applicable.
–We utilized trend analyses to evaluate the historical consistency of regulatory asset balances.
•We obtained representation from management asserting that regulatory assets recorded in the financial statements are probable of recovery.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 1951.

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating Revenues
Regulated natural gas	$2,209	$1,702	$1,603
Nonregulated natural gas and other	28	27	25
Total operating revenues	2,237	1,729	1,628
Operating Expenses
Cost of natural gas	784	423	430
Operation, maintenance and other	408	359	344
Depreciation and amortization	282	261	237
Property and other taxes	67	55	59
Impairment of assets and other charges	—	—	(4)
Total operating expenses	1,541	1,098	1,066
Operating Income	696	631	562
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	8	8	9
Other income and expenses, net	41	54	57
Total other income and expenses	49	62	66
Interest Expense	193	185	165
Income Before Income Taxes	552	508	463
Income Tax Expense	112	95	84
Net Income and Comprehensive Income	$440	$413	$379
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$1	$2
Receivables (net of allowance for doubtful accounts of $6 at 2025 and $7 at 2024)	390	306
Receivables from affiliated companies	8	16
Inventory	77	66
Assets held for sale	109	92
Regulatory assets	106	141
Other	8	10
Total current assets	699	633
Property, Plant and Equipment
Cost	11,325	10,712
Accumulated depreciation and amortization	(2,168)	(2,041)
Net property, plant and equipment	9,157	8,671
Other Noncurrent Assets
Goodwill	39	39
Regulatory assets	350	387
Operating lease right-of-use assets, net	2	4
Investments in unconsolidated affiliates	76	76
Assets held for sale	1,864	1,722
Other	283	267
Total other noncurrent assets	2,614	2,495
Total Assets	$12,470	$11,799
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$286	$195
Accounts payable to affiliated companies	90	26
Notes payable to affiliated companies	609	739
Taxes accrued	106	83
Interest accrued	41	44
Current maturities of long-term debt	490	205
Liabilities associated with assets held for sale	66	52
Regulatory liabilities	20	64
Other	81	72
Total current liabilities	1,789	1,480
Long-Term Debt	3,761	3,798
Other Noncurrent Liabilities
Deferred income taxes	1,071	1,018
Asset retirement obligations	25	24
Regulatory liabilities	802	783
Operating lease liabilities	2	7
Accrued pension and other post-retirement benefit costs	7	7
Liabilities associated with assets held for sale	170	182
Other	89	146
Total other noncurrent liabilities	2,166	2,167
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2025 and 2024	1,635	1,635
Retained earnings	3,118	2,718
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,753	4,353
Noncontrolling interests	1	1
Total equity	4,754	4,354
Total Liabilities and Equity	$12,470	$11,799
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$440	$413	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	264	239
Equity component of AFUDC	(17)	(21)	(21)
Impairment of assets and other charges	—	—	(4)
Deferred income taxes	40	60	38
Equity in earnings of unconsolidated affiliates	(8)	(8)	(9)
Contributions to qualified pension plans	(3)	(3)	(3)
(Increase) decrease in
Receivables	(105)	(61)	127
Receivables from affiliated companies	8	(6)	1
Inventory	(10)	34	58
Other current assets	40	(9)	(46)
Increase (decrease) in
Accounts payable	55	40	(45)
Accounts payable to affiliated companies	64	(28)	3
Taxes accrued	22	(5)	15
Other current liabilities	(35)	(13)	27
Other assets	7	(16)	(7)
Other liabilities	(6)	17	10
Net cash provided by operating activities	777	658	762
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(807)	(1,025)	(1,036)
Other	(44)	(54)	(54)
Net cash used in investing activities	(851)	(1,079)	(1,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	450	373	348
Payments for the redemption of long-term debt	(205)	(40)	(45)
Notes payable to affiliated companies	(131)	200	25
Dividends to parent	(40)	(110)	—
Other	(1)	—	—
Net cash provided by financing activities	73	423	328
Net (decrease) increase in cash and cash equivalents	(1)	2	—
Cash and cash equivalents at beginning of period	2	—	—
Cash and cash equivalents at end of period	$1	$2	$—
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$193	$176	$162
Cash paid for income taxes	55	48	28
Significant non-cash transactions:
Accrued capital expenditures	169	105	223
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Total
			Piedmont
			Natural Gas
	Common	Retained	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Equity	Interests	Equity
Balance at December 31, 2022	$1,635	$2,037	$3,672	$1	$3,673
Net income	—	379	379	—	379
Balance at December 31, 2023	$1,635	$2,416	$4,051	$1	$4,052
Net income	—	413	413	—	413
Dividends to parent	—	(110)	(110)	—	(110)
Other	—	(1)	(1)	—	(1)
Balance at December 31, 2024	$1,635	$2,718	$4,353	$1	$4,354
Net income	—	440	440	—	440
Dividends to parent	—	(40)	(40)	—	(40)
Balance at December 31, 2025	$1,635	$3,118	$4,753	$1	$4,754
See Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Progress Energy is a public utility holding company, which conducts operations through its subsidiaries, Duke Energy Progress and Duke Energy Florida. Progress Energy is subject to regulation by the NCUC, PSCSC, FPSC, NRC and FERC.
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
Other Current Assets and Liabilities
The following table provides a description of amounts included in Other within Current Assets or Current Liabilities that exceed 5% of total Current Assets or Current Liabilities on the Duke Energy Registrants' Consolidated Balance Sheets at either December 31, 2025, or 2024.

		December 31,
(in millions)	Location	2025	2024
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$302	$234
Progress Energy
Customer deposits/Collateral liabilities	Current Liabilities	$293	$281
Duke Energy Progress
Accrued compensation	Current Liabilities	$143	$114
Duke Energy Florida
Tax receivables	Current Assets	$12	$166
Customer deposits/Collateral liabilities	Current Liabilities	191	164
Duke Energy Indiana
Customer advances	Current Liabilities	$117	$100
Discontinued Operations and Held For Sale
Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. For all periods presented, unless otherwise noted, the disclosures related to balance sheet activity exclude amounts presented as held for sale and disclosures related to income statement activity exclude amounts related to discontinued operations. For the years ended December 31, 2024 and 2023, the Income (Loss) From Discontinued Operations, net of tax on Duke Energy's Consolidated Statements of Operations includes amounts related to NCI. A portion of NCI on Duke Energy's Consolidated Balance Sheet as of December 31, 2024 relates to discontinued operations. See Note 2 for discussion of discontinued operations related to the Commercial Renewables Disposal Groups.
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
Regulatory Accounting
The majority of the Duke Energy Registrants’ operations are subject to price regulation for the sale of electricity and natural gas by state utility commissions or FERC. When prices are set on the basis of specific costs of the regulated operations and an effective franchise is in place such that sufficient electric services or natural gas can be sold to recover those costs, the Duke Energy Registrants apply regulatory accounting. Regulatory accounting changes the timing of the recognition of costs or revenues relative to a company that does not apply regulatory accounting. As a result, regulatory assets and regulatory liabilities are recognized on the Consolidated Balance Sheets. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Regulatory assets are reviewed for recoverability each reporting period. If a regulatory asset is no longer deemed probable of recovery, the deferred cost is charged to earnings. See Note 4 for further information.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida have restricted cash balances related primarily to collateral assets, escrow deposits and VIEs. See Note 18 for additional information. Restricted cash amounts are included in Other within Current Assets and Other Noncurrent Assets on the Consolidated Balance Sheets. The following table presents the components of cash, cash equivalents and restricted cash included on the Consolidated Balance Sheets.

	December 31, 2025					December 31, 2024
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$245	$3	$54	$16	$21	$314	$6	$73	$24	$33
Other	84	12	71	38	34	84	9	76	40	35
Other Noncurrent Assets
Other	34	7	14	7	7	20	1	11	5	7
Total cash, cash equivalents and restricted cash	$363	$22	$139	$61	$62	$418	$16	$160	$69	$75
Inventory
Inventory related to regulated operations is valued at historical cost. Inventory is charged to expense or capitalized to property, plant and equipment when issued, primarily using the average cost method. Excess or obsolete inventory is written down to the lower of cost or net realizable value. Once inventory has been written down, it creates a new cost basis for the inventory that is not subsequently written up. Provisions for inventory write-offs were not material at December 31, 2025, and 2024, respectively. The components of inventory are presented in the tables below.

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,542	$1,157	$1,789	$1,109	$680	$155	$398	$10
Coal	715	328	235	155	80	21	131	—
Natural gas, oil and other	312	45	186	99	87	11	2	67
Total inventory	$4,569	$1,530	$2,210	$1,363	$847	$187	$531	$77

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,386	$1,150	$1,649	$1,074	$576	$149	$389	$11
Coal	801	341	241	164	77	23	196	—
Natural gas, oil and other	309	45	196	103	92	11	1	55
Total inventory	$4,496	$1,536	$2,086	$1,341	$745	$183	$586	$66
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
Intangible Assets
Intangible assets are included in Other in Other Noncurrent Assets on the Consolidated Balance Sheets. Generally, intangible assets are amortized using an amortization method that reflects the pattern in which the economic benefits of the intangible asset are consumed or on a straight-line basis if that pattern is not readily determinable. Amortization of intangibles is reflected in Depreciation and amortization on the Consolidated Statements of Operations. Intangible assets are subject to impairment testing and, if impaired, the carrying value is accordingly reduced.
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
Property, Plant and Equipment
Property, plant and equipment are stated at the lower of depreciated historical cost net of any disallowances or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs such as general engineering, taxes and financing costs. See “Allowance for Funds Used During Construction and Interest Capitalized” section below for information on capitalized financing costs. Costs of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of the asset are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. Depreciation studies are conducted periodically to update composite rates and are approved by state utility commissions and/or the FERC when required. The composite weighted average depreciation rates, excluding nuclear fuel, are included in the table that follows.

	Years Ended December 31,
	2025	2024	2023
Duke Energy	3.1%	3.0%	2.9%
Duke Energy Carolinas	3.1%	3.1%	2.7%
Progress Energy	3.2%	3.3%	3.3%
Duke Energy Progress	3.2%	3.2%	3.1%
Duke Energy Florida	3.2%	3.5%	3.5%
Duke Energy Ohio	2.9%	2.9%	2.8%
Duke Energy Indiana	4.3%	3.6%	3.6%
Piedmont	2.2%	2.2%	2.1%
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
Other Noncurrent Assets
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022. The historical cost of the rights acquired from the auction, totaling $150 million is recorded in Other within Other noncurrent assets on Duke Energy's Consolidated Balance Sheets as of December 31, 2025, and 2024.

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
The following table presents the amounts included within Accounts payable on the Consolidated Balance Sheets sold to the financial institution by our suppliers and the supplier invoices sold to the financial institution under the program included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows as of December 31, 2025, and December 31, 2024.

	For the Years Ended December 31, 2024 and 2025
	Duke
(in millions)	Energy	Piedmont
Confirmed obligations outstanding at December 31, 2023	$50	$47
Invoices confirmed during the period	156	152
Confirmed invoices paid during the period	(193)	(187)
Confirmed obligations outstanding at December 31, 2024	$13	$12
Invoices confirmed during the period	71	69
Confirmed invoices paid during the period	(61)	(58)
Confirmed obligations outstanding at December 31, 2025	$23	$23

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
Tax-related interest and penalties are recorded in Interest Expense and Other income and expenses, net on the Consolidated Statements of Operations.
See Note 24 for further information.
Excise Taxes
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Taxes for which Duke Energy operates merely as a collection agent for the state and local government are accounted for on a net basis. Excise taxes accounted for on a gross basis within both Operating Revenues and Property and other taxes on the Consolidated Statements of Operations were as follows.

	Years Ended December 31,
(in millions)	2025	2024	2023
Duke Energy	$447	$423	$458
Duke Energy Carolinas	27	31	27
Progress Energy	307	285	322
Duke Energy Progress	8	9	5
Duke Energy Florida	299	276	317
Duke Energy Ohio	110	105	106
Duke Energy Indiana	—	—	1
Piedmont	3	2	2

FINANCIAL STATEMENTS	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Dividend Restrictions and Unappropriated Retained Earnings
Duke Energy does not have any current legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, if Duke Energy were to defer dividend payments on the preferred stock, the declaration of common stock dividends would be prohibited. See Note 20 for more information. Additionally, as further described in Note 4, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio, Duke Energy Indiana and Piedmont have restrictions on paying dividends or otherwise advancing funds to Duke Energy due to conditions established by regulators in conjunction with merger transaction approvals. At December 31, 2025, and 2024, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.
New Accounting Standards
Other than implementation of the enhanced income tax disclosure requirements as described in Note 24, no new accounting standards were adopted by any of the Duke Energy Registrants in 2025.
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of December 31, 2025.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued new accounting guidance that requires disclosure of disaggregated information for certain cost and expense categories. This new guidance does not change the expense captions presented on the Consolidated Statements of Operations but requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. For Duke Energy Registrants, the amendments will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Duke Energy is currently assessing implementation of this guidance on the financial statement disclosures and expects it will have no impact on the results of operations, cash flows or financial condition.
2. DISPOSITIONS
Minority Interest in Florida Progress
On August 4, 2025, Duke Energy, Progress Energy and Florida Progress, LLC (Florida Progress), the holding company of Duke Energy Florida, entered into an investment agreement with an affiliate of Brookfield Super-Core Infrastructure Partners (Investor), pursuant to which Florida Progress agreed to issue up to 19.7% of its issued and outstanding membership interests to Investor following a series of closings, for an aggregate investment of $6 billion, subject to certain adjustments. At the first closing, Florida Progress will issue to Investor 9.2% of the Florida Progress membership interests for $2.8 billion (subject to adjustment). The first closing will be followed by additional closings with investments occurring no later than on the following timeline: (i) Investor will invest an additional $200 million in Florida Progress no later than December 31, 2026; (ii) Investor will invest an additional $500 million in Florida Progress no later than June 30, 2027; (iii) Investor will invest an additional $1.5 billion in Florida Progress no later than December 31, 2027; and (iv) Investor will invest an additional $1 billion in Florida Progress no later than June 30, 2028. Investor's ownership interest in Florida Progress will proportionally increase with each such investment that is made by Investor. Following the first closing, Investor has the option to fund the subsequent investments, and acquire the corresponding additional membership interests, earlier than the timeline described above. The transaction is subject to the satisfaction of certain customary conditions described in the investment agreement, including receipt of the approval of the FERC and completion of review by the Committee on Foreign Investments in the United States (CFIUS), as well as approval, or determination that the transaction does not require approval, by the NRC. Approval for the transaction was received from FERC and CFIUS in December 2025 and January 2026, respectively. On February 17, 2026, the NRC issued a written threshold determination that the transactions do not constitute a direct or indirect transfer of control of any license issued by the NRC, which constitutes the final condition required to be met prior to the first closing. The investment agreement also provides that, upon termination of the investment agreement under certain specified circumstances prior to the first closing, Investor would be required to pay Progress Energy a termination fee of $240 million.
Proceeds from the minority interest investment are expected to be used to efficiently fund Duke Energy’s growing capital and investment expenditures plan, primarily by displacing certain previously planned issuances of long-term debt and common equity.
The investment agreement limits Florida Progress’ ability to declare dividends before the first closing. The parties intend for the first closing to occur in March 2026. Following the first closing, Investor will receive certain limited rights commensurate with its eventual anticipated 19.7% investment in Florida Progress. Duke Energy and Progress Energy will retain control of Florida Progress, so no gain or loss is expected to be recognized on the Consolidated Statements of Operations. The investment will be presented as noncontrolling interest within stockholders' equity.
Sale of Piedmont's Tennessee Business
In July 2025, Piedmont entered into a purchase agreement with Spire Inc., a Missouri corporation, for the sale of Piedmont's Tennessee business with expected proceeds of $2.48 billion, subject to closing adjustments, with proceeds due at closing. Piedmont’s Tennessee business is included within the GU&I segment of Duke Energy and Piedmont. Completion of the transaction is subject to customary closing conditions, including approval from the TPUC. An evidentiary hearing was held on February 17, 2026, and a decision from the TPUC is anticipated on March 16, 2026. Subject to TPUC approval, Piedmont expects to complete the sale on March 31, 2026. The purchase agreement contains certain termination rights and provides that Spire Inc. may be required to pay a termination fee for an amount equal to 6.5% of the purchase price to Piedmont upon termination of the purchase agreement under certain circumstances. Proceeds from the sale are expected to be used for debt reduction at Piedmont and to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term.
In the third quarter of 2025, Duke Energy and Piedmont reclassified the Piedmont Tennessee Disposal Group to assets held for sale. Piedmont ceased recording depreciation and amortization on long-lived assets of the Piedmont Tennessee Disposal Group upon meeting the held for sale criteria.
Sale of Commercial Renewables Segment
The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022.

FINANCIAL STATEMENTS	DISPOSITIONS
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. Duke Energy closed on the transaction with an affiliate of Brookfield Renewable Partners L.P. on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. The balance of the remaining proceeds of $551 million is included in Receivable from sales of Commercial Renewables Disposal Groups, as of December 31, 2024, on Duke Energy's Consolidated Balance Sheets. On April 28, 2025, Duke Energy received the remaining sale proceeds. In January 2025, a sale of the remaining Commercial Renewables business assets was completed and proceeds from that disposition were not material.
As part of the 2023 purchase and sale agreement for the Commercial Renewables distributed generation group, Duke Energy agreed to retain certain guarantees, with expiration dates between 2029 through 2034, related to tax equity partners' assets and operations disposed of via sale. Duke Energy has obtained certain guarantees from the buyers in regard to future performance obligations to assist in limiting Duke Energy's exposure under the retained guarantees. The fair value of the guarantees is immaterial as Duke Energy does not believe conditions are likely for performance under these guarantees.
Assets Held for Sale
The following table presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Duke Energy's and Piedmont's Consolidated Balance Sheets.

	December 31, 2025
	Piedmont	Duke Energy
(in millions)	Piedmont Tennessee Disposal Group	Piedmont Tennessee Disposal Group	Commercial Renewables Disposal Groups	Total
Current Assets Held for Sale
Receivables, net	$82	$82	$—	$82
Inventory	12	12	—	12
Other	15	15	—	15
Total current assets held for sale	109	109	—	109
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	2,219	2,219	—	2,219
Accumulated depreciation and amortization	(406)	(406)	—	(406)
Net property, plant and equipment	1,813	1,813	—	1,813
Goodwill	10	294	—	294
Regulatory assets	41	41	—	41
Total noncurrent assets held for sale	1,864	2,148	—	2,148
Total Assets Held for Sale	$1,973	$2,257	$—	$2,257
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$58	$58	$18	$76
Other	8	8	—	8
Total current liabilities associated with assets held for sale	66	66	18	84
Noncurrent Liabilities Associated with Assets Held for Sale
Asset retirement obligations	4	4	—	4
Regulatory liabilities	161	161	—	161
Other	5	5	—	5
Total noncurrent liabilities associated with assets held for sale	170	170	—	170
Total Liabilities Associated with Assets Held for Sale	$236	$236	$18	$254

FINANCIAL STATEMENTS	DISPOSITIONS

	December 31, 2024
	Piedmont	Duke Energy
(in millions)	Piedmont Tennessee Disposal Group	Piedmont Tennessee Disposal Group	Commercial Renewables Disposal Groups	Total
Current Assets Held for Sale
Receivables, net	$64	$64	$—	$64
Inventory	12	12	—	12
Other	16	16	4	20
Total current assets held for sale	92	92	4	96
Noncurrent Assets Held for Sale
Property, Plant and Equipment
Cost	2,069	2,069	109	2,178
Accumulated depreciation and amortization	(392)	(392)	(24)	(416)
Net property, plant and equipment	1,677	1,677	85	1,762
Goodwill	10	294	—	294
Regulatory assets	35	35	—	35
Operating lease right-of-use assets, net	—	—	4	4
Total noncurrent assets held for sale	1,722	2,006	89	2,095
Total Assets Held for Sale	$1,814	$2,098	$93	$2,191
Current Liabilities Associated with Assets Held for Sale
Accounts payable	$42	$42	$19	$61
Taxes accrued	1	1	1	2
Current maturities of long-term debt	—	—	43	43
Unrealized losses on commodity hedges	—	—	13	13
Other	9	9	4	13
Total current liabilities associated with assets held for sale	52	52	80	132
Noncurrent Liabilities Associated with Assets Held for Sale
Asset retirement obligations	4	4	5	9
Regulatory liabilities	173	173	—	173
Operating lease liabilities	—	—	5	5
Unrealized losses on commodity hedges	—	—	66	66
Other	5	5	13	18
Total noncurrent liabilities associated with assets held for sale	182	182	89	271
Total Liabilities Associated with Assets Held for Sale	$234	$234	$169	$403
Approximately $18 million of NCI included within Equity on the Duke Energy Consolidated Balance Sheets relates to the Commercial Renewables Disposal Groups as of December 31, 2024.
DISCONTINUED OPERATIONS
Unless otherwise noted, the notes to these consolidated financial statements exclude amounts related to discontinued operations for all periods presented.
The following table summarizes the Income (Loss) from Discontinued Operations, net of tax recorded on Duke Energy's Consolidated Statements of Operations:

	Years Ended December 31,
(in millions)	2025	2024	2023
Commercial Renewables Disposal Groups	$(1)	$12	$(1,457)
Other	2	(2)	2
Income (Loss) from Discontinued Operations, net of tax	$1	$10	$(1,455)

FINANCIAL STATEMENTS	DISPOSITIONS
Commercial Renewables Disposal Groups
The following table presents the results of the Commercial Renewables Disposal Groups, which are included in Income (Loss) from Discontinued Operations, net of tax in Duke Energy's Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating revenues	$4	$4	$330
Operation, maintenance and other	1	22	302
Property and other taxes	—	2	45
Other income and expenses, net	—	—	(8)
Interest expense	—	4	65
Loss on disposal	4	14	1,725
Loss before income taxes	(1)	(38)	(1,815)
Income tax benefit	—	(50)	(358)
(Loss) Income from discontinued operations	$(1)	$12	$(1,457)
Add: Net (income) loss attributable to noncontrolling interest included in discontinued operations	—	(3)	64
Net (loss) income from discontinued operations attributable to Duke Energy Corporation	$(1)	$9	$(1,393)
No interest from corporate level debt was allocated to discontinued operations.
Cash Flows
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Consolidated Statements of Cash Flows. The following table summarizes Duke Energy's cash flows from discontinued operations related to the Commercial Renewables Disposal Groups.

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash flows provided by (used in):
Operating activities	$(3)	$7	$607
Investing activities	—	(13)	122
3. BUSINESS SEGMENTS
Reportable segments are determined based on information used by the chief operating decision-maker (CODM) in deciding how to allocate resources and evaluate the performance of the business. The Duke Energy Registrants' CODM is the Chief Executive Officer. The CODM evaluates segment performance based on segment income for each of the Duke Energy Registrants' reportable business segments in deciding how to allocate resources and evaluate the performance of the business. Segment income is defined as income from continuing operations net of income attributable to NCI and preferred stock dividends. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated on the Consolidated Financial Statements. Certain governance costs are allocated to each segment. In addition, direct interest expense and income taxes are included in segment income.
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
Business segment information is presented in the following tables.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$29,297	$2,912	$32,209	$28	$—	$32,237
Intersegment revenues	60	91	151	137	(288)	—
Total operating revenues	$29,357	$3,003	$32,360	$165	$(288)	$32,237
Less:
Fuel used in electric generation and purchased power	$8,138	$—	$8,138	$—	$(80)	$8,058
Cost of natural gas	—	983	983	—	—	983
Operation, maintenance and other	6,414	518	6,932	(35)	(199)	6,698
Depreciation and amortization	5,605	435	6,040	312	(28)	6,324
Property and other taxes	1,418	164	1,582	14	1	1,597
Impairment of assets and other charges	(9)	—	(9)	5	—	(4)
Interest expense	2,132	267	2,399	1,317	(82)	3,634
Income tax expense (benefit)	862	146	1,008	(366)	—	642
Other Segment Items
Noncontrolling interests(a)	104	(1)	103	—	—	103
Preferred dividends	—	—	—	56	—	56
Add: Equity in earnings of unconsolidated affiliates	—	15	15	36	—	51
Add: Other(b)	644	53	697	117	(100)	714
Segment income (loss)	$5,337	$559	$5,896	$(985)	$—	$4,911
Discontinued Operations						1
Net income available to Duke Energy Corporation Common Stockholders						$4,912
Add back: Net income attributable to noncontrolling interest						103
Add back: Preferred dividends						56
Net Income						$5,071
Capital investments expenditures and acquisitions	$12,553	$1,114	$13,667	$335	$—	$14,002
Segment assets(c)	172,427	18,989	191,416	4,320	—	195,736
(a)    Net income (loss) attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$28,020	$2,299	$30,319	$38	$—	$30,357
Intersegment revenues	73	91	164	119	(283)	—
Total operating revenues	$28,093	$2,390	$30,483	$157	$(283)	$30,357
Less:
Fuel used in electric generation and purchased power	$9,285	$—	$9,285	$—	$(79)	$9,206
Cost of natural gas	—	565	565	—	—	565
Operation, maintenance and other	5,185	478	5,663	(79)	(195)	5,389
Depreciation and amortization	5,128	400	5,528	293	(28)	5,793
Property and other taxes	1,305	149	1,454	12	—	1,466
Impairment of assets and other charges	37	—	37	1	—	38
Interest expense	2,006	256	2,262	1,245	(123)	3,384
Income tax expense (benefit)	820	99	919	(329)	—	590
Other Segment Items
Noncontrolling interests(a)	88	(1)	87	—	—	87
Preferred dividends	—	—	—	106	—	106
Preferred redemption costs	—	—	—	16	—	16
Add: Equity in (losses) earnings of unconsolidated affiliates	(11)	(48)	(59)	50	—	(9)
Add: Other(b)	542	58	600	229	(142)	687
Segment income (loss)(c)(d)(e)	$4,770	$454	$5,224	$(829)	$—	$4,395
Discontinued operations						7
Net income available to Duke Energy Corporation Common Stockholders						$4,402
Add back: Net income attributable to noncontrolling interest						90
Add back: Preferred dividends						106
Add back: Preferred redemption costs						$16
Net Income						$4,614
Capital investments expenditures and acquisitions	$10,689	$1,313	$12,002	$261	$—	$12,263
Segment assets(f)	164,010	18,131	182,141	4,202	—	186,343
(a)    Net income (loss) attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes the following in the referenced captions on the Consolidated Statements of Operations:
•$42 million recorded within Impairment of assets and other charges, $2 million within Operation, maintenance and other, and an $11 million reduction within Interest Expense related to South Carolinas rate case orders for Duke Energy Carolinas and Duke Energy Progress. See Note 4 for further information.
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
(d)    GU&I includes $1 million recorded within Operation, maintenance and other and $3 million as a charge within Other income and expenses on the Consolidated Statements of Operations related to nonrecurring customer billing adjustments as a result of implementation of a new customer system. Additionally, GU&I includes $54 million recorded within Equity in (losses) earnings of unconsolidated affiliates on the Consolidated Statements of Operations related to impairments for certain renewable natural gas investments. See Note 13 for further information.
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
(f)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$26,846	$2,177	$29,023	$37	$—	$29,060
Intersegment revenues	75	89	164	97	(261)	—
Total operating revenues	$26,921	$2,266	$29,187	$134	$(261)	$29,060
Less:
Fuel used in electric generation and purchased power	$9,164	$—	$9,164	$—	$(78)	$9,086
Cost of natural gas	—	593	593	—	—	593
Operation, maintenance and other	5,309	455	5,764	36	(175)	5,625
Depreciation and amortization	4,684	349	5,033	248	(28)	5,253
Property and other taxes	1,320	129	1,449	(49)	—	1,400
Impairment of assets and other charges	75	(4)	71	14	—	85
Interest expense	1,850	217	2,067	1,097	(150)	3,014
Income tax expense (benefit)	742	116	858	(420)	—	438
Other Segment Items
Noncontrolling interests(a)	99	(2)	97	—	—	97
Preferred dividends	—	—	—	106	—	106
Add: Equity in earnings of unconsolidated affiliates	7	40	47	66	—	113
Add: Other(b)	538	66	604	216	(170)	650
Segment income (loss)(c)(d)	$4,223	$519	$4,742	$(616)	$—	$4,126
Discontinued operations						(1,391)
Net income available to Duke Energy Corporation Common Stockholders						$2,735
Add back: Net income attributable to noncontrolling interest						33
Add back: Preferred dividends						106
Net Income						$2,874
Capital investments expenditures and acquisitions(e)	$10,135	$1,492	$11,627	$995	$—	$12,622
Segment assets(f)	155,449	17,349	172,798	4,095	—	176,893
(a)    Net income (loss) attributable to NCI related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I includes $35 million recorded within Impairment of assets and other charges and $8 million within Operation, maintenance and other primarily related to the North Carolina rate case order on Duke Energy Carolinas' Consolidated Statements of Operations; it also includes $33 million recorded within Impairment of assets and other charges and $8 million within Operation, maintenance and other primarily related to the North Carolina rate case order on Duke Energy Progress' Consolidated Statements of Operations. See Note 4 for additional information.
(d)    Other includes $110 million recorded within Operation, maintenance and other and $14 million within Impairment of assets and other charges primarily related to strategic repositioning as the Company transitions to a fully regulated utility on the Consolidated Statements of Operations. See Note 21 for additional information.
(e)    Other includes capital investments expenditures and acquisitions related to the Commercial Renewables Disposal Groups.
(f)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group and Other includes Assets held for sale balances related to the Commercial Renewables Disposal Groups. See Note 2 for further information.
Major Customers
No Subsidiary Registrant has an individual customer representing more than 10% of its revenues for the year ended December 31, 2025.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Products and Services
The following table summarizes revenues of the reportable segments by type.

	Retail	Wholesale	Retail		Total
(in millions)	Electric	Electric	Natural Gas	Other	Revenues
2025
Electric Utilities and Infrastructure	$25,504	$2,423	$—	$1,430	$29,357
Gas Utilities and Infrastructure	—	—	2,782	221	3,003
Total Reportable Segments	$25,504	$2,423	$2,782	$1,651	$32,360
2024
Electric Utilities and Infrastructure	$24,593	$2,219	$—	$1,281	$28,093
Gas Utilities and Infrastructure	—	—	2,320	70	2,390
Total Reportable Segments	$24,593	$2,219	$2,320	$1,351	$30,483
2023
Electric Utilities and Infrastructure	$23,484	$2,193	$—	$1,244	$26,921
Gas Utilities and Infrastructure	—	—	2,199	67	2,266
Total Reportable Segments	$23,484	$2,193	$2,199	$1,311	$29,187
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I.
EU&I generates, distributes and sells electricity in North Carolina and South Carolina. EU&I conducts operations primarily through Duke Energy Carolinas. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Year Ended December 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$9,713	$—	$9,713
Less:
Fuel used in electric generation and purchased power	$2,649	$—	$2,649
Operation, maintenance and other	1,959	43	2,002
Depreciation and amortization	1,903	—	1,903
Property and other taxes	349	—	349
Impairment of assets and other charges	(11)	—	(11)
Interest expense	783	—	783
Income tax expense (benefit)	205	(11)	194
Add: Other segment items(a)	267	(3)	264
Segment income (loss) / Net income	$2,143	$(35)	$2,108
Capital expenditures	$4,477	$—	$4,477
Segment assets	58,775	400	59,175

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$9,718	$—	$9,718
Less:
Fuel used in electric generation and purchased power	$3,251	$—	$3,251
Operation, maintenance and other	1,710	30	1,740
Depreciation and amortization	1,768	—	1,768
Property and other taxes	346	—	346
Impairment of assets and other charges	31	—	31
Interest expense	722	—	722
Income tax expense (benefit)	233	(7)	226
Add: Other segment items(a)	252	(3)	249
Segment income (loss) / Net income	$1,909	$(26)	$1,883
Capital expenditures	$3,966	$—	$3,966
Segment assets	54,782	223	55,005

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$8,288	$—	$8,288
Less:
Fuel used in electric generation and purchased power	$2,524	$—	$2,524
Operation, maintenance and other	1,689	85	1,774
Depreciation and amortization	1,593	—	1,593
Property and other taxes	320	—	320
Impairment of assets and other charges	44	—	44
Interest expense	686	—	686
Income tax expense (benefit)	162	(21)	141
Add: Other segment items(a)	267	(3)	264
Segment income (loss) / Net income	$1,537	$(67)	$1,470
Capital expenditures	$3,733	$—	$3,733
Segment assets	51,908	202	52,110
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

	Year Ended December 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$14,491	$18	$14,509
Less:
Fuel used in electric generation and purchased power	$4,267	$—	$4,267
Operation, maintenance and other	3,280	55	3,335
Depreciation and amortization	2,543	—	2,543
Property and other taxes	658	(1)	657
Impairment of assets and other charges	2	—	2
Interest expense	1,005	114	1,119
Income tax expense (benefit)	523	(38)	485
Add: Other segment items(a)	291	23	314
Segment income (loss) / Net income	$2,504	$(89)	$2,415
Capital expenditures	$6,125	$—	$6,125
Segment assets	71,685	4,153	75,838

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$13,612	$21	$13,633
Less:
Fuel used in electric generation and purchased power	$4,755	$—	$4,755
Operation, maintenance and other	2,413	50	2,463
Depreciation and amortization	2,393	—	2,393
Property and other taxes	617	—	617
Impairment of assets and other charges	6	—	6
Interest expense	949	115	1,064
Income tax expense (benefit)	465	(39)	426
Add: Other segment items(a)	224	38	262
Segment income (loss) / Net income	$2,238	$(67)	$2,171
Capital expenditures	$5,252	$—	$5,252
Segment assets	67,951	3,685	71,636

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$13,524	$20	$13,544
Less:
Fuel used in electric generation and purchased power	$5,026	$—	$5,026
Operation, maintenance and other	2,554	82	2,636
Depreciation and amortization	2,151	—	2,151
Property and other taxes	644	—	644
Impairment of assets and other charges	28	—	28
Interest expense	840	114	954
Income tax expense (benefit)	426	(49)	377
Add: Other segment items(a)	210	18	228
Segment income (loss) / Net income	$2,065	$(109)	$1,956
Capital expenditures	$4,917	$—	$4,917
Segment assets	63,182	3,912	67,094
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

	Year Ended December 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$7,386	$—	$7,386
Less:
Fuel used in electric generation and purchased power	$2,518	$—	$2,518
Operation, maintenance and other	1,431	24	1,455
Depreciation and amortization	1,406	—	1,406
Property and other taxes	172	—	172
Impairment of assets and other charges	2	—	2
Interest expense	526	—	526
Income tax expense (benefit)	229	(6)	223
Add: Other segment items(a)	200	(2)	198
Segment income (loss) / Net income	$1,302	$(20)	$1,282
Capital expenditures	$3,428	$—	$3,428
Segment assets	42,163	364	42,527

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$7,017	$—	$7,017
Less:
Fuel used in electric generation and purchased power	$2,409	$—	$2,409
Operation, maintenance and other	1,370	18	1,388
Depreciation and amortization	1,336	—	1,336
Property and other taxes	177	—	177
Impairment of assets and other charges	6	—	6
Interest expense	492	1	493
Income tax expense (benefit)	194	(5)	189
Add: Other segment items(a)	138	7	145
Segment income (loss) / Net income	$1,171	$(7)	$1,164
Capital expenditures	$2,803	$—	$2,803
Segment assets	39,402	91	39,493

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$6,488	$—	$6,488
Less:
Fuel used in electric generation and purchased power	$2,203	$—	$2,203
Operation, maintenance and other	1,342	37	1,379
Depreciation and amortization	1,266	—	1,266
Property and other taxes	164	—	164
Impairment of assets and other charges	29	—	29
Interest expense	427	—	427
Income tax expense (benefit)	158	(9)	149
Add: Other segment items(a)	128	(1)	127
Segment income (loss) / Net income	$1,027	$(29)	$998
Capital expenditures	$2,387	$—	$2,387
Segment assets	36,820	104	36,924
(a)    Other segment items includes Gains on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I.
EU&I generates, distributes and sells electricity in Florida. EU&I conducts operations primarily through Duke Energy Florida. The remainder of Duke Energy Florida's operations is presented as Other.

	Year Ended December 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$7,105	$—	$7,105
Less:
Fuel used in electric generation and purchased power	$1,749	$—	$1,749
Operation, maintenance and other	1,849	16	1,865
Depreciation and amortization	1,137	—	1,137
Property and other taxes	486	—	486
Interest expense	479	—	479
Income tax expense (benefit)	294	(5)	289
Add: Other segment items(a)	91	2	93
Segment income (loss) / Net income	$1,202	$(9)	$1,193
Capital expenditures	$2,698	$—	$2,698
Segment assets	29,522	134	29,656

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$6,595	$—	$6,595
Less:
Fuel used in electric generation and purchased power	$2,346	$—	$2,346
Operation, maintenance and other	1,043	12	1,055
Depreciation and amortization	1,057	—	1,057
Property and other taxes	440	—	440
Interest expense	457	—	457
Income tax expense (benefit)	271	(3)	268
Add: Other segment items(a)	86	3	89
Segment income (loss) / Net income	$1,067	$(6)	$1,061
Capital expenditures	$2,449	$—	$2,449
Segment assets	28,549	20	28,569

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$7,036	$—	$7,036
Less:
Fuel used in electric generation and purchased power	$2,823	$—	$2,823
Operation, maintenance and other	1,212	27	1,239
Depreciation and amortization	885	—	885
Property and other taxes	480	—	480
Impairment of assets and other charges	(1)	—	(1)
Interest expense	413	—	413
Income tax expense (benefit)	268	(7)	261
Add: Other segment items(a)	82	(2)	80
Segment income (loss) / Net income	$1,038	$(22)	$1,016
Capital expenditures	$2,529	$—	$2,529
Segment assets	26,362	239	26,601
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

	Year Ended December 31, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$2,045	$752	$2,797	—	$2,797
Less:
Fuel used in electric generation and purchased power	$626	$—	$626	$—	$626
Cost of natural gas	—	199	199	—	199
Operation, maintenance and other	366	116	482	8	490
Depreciation and amortization	318	147	465	1	466
Property and other taxes	335	97	432	—	432
Interest expense	131	71	202	1	203
Income tax expense (benefit)	43	27	70	(2)	68
Add: Other segment items(a)	17	8	25	—	25
Segment income (loss) / Net income	$243	$103	$346	$(8)	$338
Capital expenditures	$600	$329	$929	$—	$929
Segment assets	8,575	4,736	13,311	135	13,446

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2024
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$1,905	$640	$2,545	$—	$2,545
Less:
Fuel used in electric generation and purchased power	$538	$—	$538	$—	$538
Cost of natural gas	—	142	142	—	142
Operation, maintenance and other	366	109	475	10	485
Depreciation and amortization	273	131	404	(1)	403
Property and other taxes	306	94	400	—	400
Interest expense	126	68	194	(2)	192
Income tax expense (benefit)	47	18	65	(1)	64
Add: Other segment items(a)	15	5	20	—	20
Segment income (loss) / Net income	$264	$83	$347	$(6)	$341
Capital expenditures	$535	$280	$815	$—	$815
Segment assets	8,211	4,506	12,717	51	12,768

	Year Ended December 31, 2023
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$1,868	$639	$2,507	$—	$2,507
Less:
Fuel used in electric generation and purchased power	$608	$—	$608	$—	$608
Cost of natural gas	—	163	163	—	163
Operation, maintenance and other	351	118	469	9	478
Depreciation and amortization	257	110	367	—	367
Property and other taxes	294	70	364	—	364
Impairment of assets and other charges	2	—	2	1	3
Interest expense	116	53	169	—	169
Income tax expense (benefit)	42	23	65	(2)	63
Add: Other segment items(a)	29	14	43	(1)	42
Segment income (loss) / Net income	$227	$116	$343	$(9)	$334
Capital expenditures	$520	$419	$939	$—	$939
Segment assets	7,978	4,346	12,324	(108)	12,216
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$3,544	$—	$3,544
Less:
Fuel used in electric generation and purchased power	$1,065	$—	$1,065
Operation, maintenance and other	801	10	811
Depreciation and amortization	823	—	823
Property and other taxes	61	—	61
Interest expense	243	—	243
Income tax expense (benefit)	85	(3)	82
Add: Other segment items(a)	62	(1)	61
Segment income (loss) / Net income	$528	$(8)	$520
Capital expenditures	$1,332	$—	$1,332
Segment assets	16,321	25	16,346

	Year Ended December 31, 2024
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$3,040	$—	$3,040
Less:
Fuel used in electric generation and purchased power	$964	$—	$964
Operation, maintenance and other	666	5	671
Depreciation and amortization	676	—	676
Property and other taxes	50	—	50
Interest expense	228	1	229
Income tax expense (benefit)	72	(1)	71
Add: Other segment items(a)	62	—	62
Segment income (loss) / Net income	$446	$(5)	$441
Capital expenditures	$935	$—	$935
Segment assets	15,726	1	15,727

	Year Ended December 31, 2023
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$3,399	$—	$3,399
Less:
Fuel used in electric generation and purchased power	$1,217	$—	$1,217
Operation, maintenance and other	695	18	713
Depreciation and amortization	666	—	666
Property and other taxes	59	—	59
Impairment of assets and other charges	(1)	1	—
Interest expense	213	—	213
Income tax expense (benefit)	115	(5)	110
Add: Other segment items(a)	77	(1)	76
Segment income (loss) / Net income	$512	$(15)	$497
Capital expenditures	$961	$—	$961
Segment assets	14,966	(155)	14,811
(a)    Other segment items includes Gains on sales of other assets and other, net, and Other income and expenses, net.
Piedmont
Piedmont has one reportable segment, GU&I.
GU&I distributes and sells natural gas in North Carolina, South Carolina and Tennessee. GU&I conducts operations primarily through Piedmont. The remainder of Piedmont's operations is presented as Other.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Year Ended December 31, 2025
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,237	$—	$2,237
Less:
Cost of natural gas	$784	$—	$784
Operation, maintenance and other	393	15	408
Depreciation and amortization	282	—	282
Property and other taxes	67	—	67
Interest expense	193	—	193
Income tax expense (benefit)	115	(3)	112
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	8	8
Add: Other(a)	46	(5)	41
Segment income (loss) / Net income	$449	$(9)	$440
Capital expenditures	$807	$—	$807
Segment assets(b)	12,384	86	12,470

	Year Ended December 31, 2024
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,729	$—	$1,729
Less:
Cost of natural gas	$423	$—	$423
Operation, maintenance and other	355	4	359
Depreciation and amortization	261	—	261
Property and other taxes	55	—	55
Interest expense	185	—	185
Income tax expense (benefit)	94	1	95
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	8	8
Add: Other(a)	54	—	54
Segment income (loss) / Net income	$410	$3	$413
Capital expenditures	$1,025	$—	$1,025
Segment assets(b)	11,707	92	11,799

	Year Ended December 31, 2023
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,628	$—	$1,628
Less:
Cost of natural gas	$430	$—	$430
Operation, maintenance and other	336	8	344
Depreciation and amortization	237	—	237
Property and other taxes	59	—	59
Impairment of assets and other charges	(4)	—	(4)
Interest expense	165	—	165
Income tax expense (benefit)	84	—	84
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	9	9
Add: Other(a)	59	(2)	57
Segment income (loss) / Net income	$380	$(1)	$379
Capital expenditures	$1,036	$—	$1,036
Segment assets(b)	10,978	89	11,067
(a)    Other includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(b)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further     information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
The Duke Energy Registrants record regulatory assets and liabilities that result from the ratemaking process. See Note 1 for further information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
The following tables present the regulatory assets and liabilities recorded on the Consolidated Balance Sheets of Duke Energy and Progress Energy. See separate tables below for balances by individual registrant.

	Duke Energy		Progress Energy
	December 31,		December 31,
(in millions)	2025	2024	2025	2024
Regulatory Assets
AROs – coal ash	$3,670	$3,384	$1,544	$1,335
Accrued pension and OPEB	2,281	2,524	744	828
Storm cost deferrals	73	1,951	49	1,238
Storm cost securitized balance, net	2,567	1,023	1,239	822
AROs – nuclear and other	602	948	564	905
Nuclear asset securitized balance, net	717	771	717	771
Debt fair value adjustment	665	719	—	—
COR regulatory asset	860	646	746	571
Deferred fuel and purchased power	619	588	228	282
Hedge costs deferrals	365	352	135	126
PISCC and deferred operating expenses	291	331	37	37
Retired generation facilities	252	337	176	202
Customer connect project	234	257	107	116
Grid deferral	257	255	63	54
Incremental COVID-19 expenses	202	231	94	89
Vacation accrual	240	228	45	43
Deferred asset – Lee and Harris COLA	177	215	4	10
Advanced metering infrastructure (AMI)	162	204	48	70
Demand side management (DSM) / Energy efficiency (EE)	335	199	247	199
CEP deferral	200	195	—	—
NCEMPA deferrals	202	179	202	179
Decoupling	118	162	27	32
Nuclear deferral	117	134	53	53
Deferred pipeline integrity costs	117	129	—	—
COR settlement	106	110	28	29
Derivatives – natural gas supply contracts	72	94	—	—
Deferred coal ash handling system costs	60	77	13	17
Qualifying facility contract buyouts	55	62	55	62
Network Integration Transmission Services deferral	31	31	—	—
Transmission expansion obligation	30	31	—	—
East Bend deferrals	20	24	—	—
Propane caverns	22	24	—	—
Deferred purchased gas costs	26	9	—	—
Other	568	535	238	195
Total regulatory assets	16,313	16,959	7,403	8,265
Less: Current portion	1,934	2,739	753	1,647
Total noncurrent regulatory assets	$14,379	$14,220	$6,650	$6,618
Regulatory Liabilities
COR regulatory liability	$5,336	$5,302	$3,084	$2,984
Net regulatory liability related to income taxes	4,748	5,356	1,741	1,882
AROs – nuclear and other	2,982	2,289	—	—
Deferred nuclear PTC	1,377	676	197	95
Hedge cost deferrals	582	583	248	281
Renewable energy credits	267	241	146	139
Accrued pension and OPEB	184	232	11	12
Deferred fuel and purchased power	28	223	28	94
Storm cost recovery	262	6	90	6
DSM / EE	26	69	—	—
Storm reserve	132	—	132	—
Nuclear insurance distributions reserve	163	152	—	—
Other	866	813	274	287
Total regulatory liabilities	16,953	15,942	5,951	5,780
Less: Current portion	1,271	1,421	350	522
Total noncurrent regulatory liabilities	$15,682	$14,521	$5,601	$5,258

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
Storm cost securitized balance, net. Represents the North Carolina portion of storm restoration expenditures related to hurricanes Helene, Debby, Ian, Florence, Michael, Dorian and Zeta and winter storms Diego and Izzy. The South Carolina portion of storm restoration expenditures are related to ice storms Pax and Ulysses, hurricanes Helene, Matthew, Florence, Michael and Dorian and Winter Storms Izzy and Jasper, as well as funding of the negative South Carolina storm reserve balance.
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
Incremental COVID-19 expenses. Represents incremental costs related to customer charge-offs and certain costs to ensure continuity and quality of service in a safe manner during the COVID-19 pandemic.
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
Net regulatory liability related to income taxes. Amounts for all registrants include regulatory liabilities related primarily to impacts from the Tax Cuts and Jobs Act (the Tax Act). See Note 24 for additional information. Amounts have no immediate impact on rate base as regulatory assets are offset by deferred tax liabilities.
COR regulatory liability. Represents funds received from customers to cover current and future coal ash remediation costs and future removal of property, plant and equipment from retired or abandoned sites as property is retired. Also includes certain deferred gains on NDTF investments.
Deferred nuclear PTC. Represents the net realizable value of nuclear PTCs that will be passed back to customers over time.
Renewable energy credits. Represents certificates for the environmental benefits of renewable energy that will be returned to customers in a future period.
Storm cost recovery. Actual storm costs were less than the amount securitized and the difference is deferred as a regulatory liability and accrues a return at the commission-authorized WACC from the bond issuance date until the amount is reflected in customer rates.
Storm reserve. Amounts reserved for future incremental storm restoration costs.
Nuclear insurance distributions reserve. Amounts reserved related to the Nuclear Mutual Limited (now known as Nuclear Electric Insurance Limited (NEIL)) portion of nuclear insurance distributions which are to be held for the benefit of customers.
Deferred purchased gas costs. Represents certain natural gas costs that are recoverable or refundable as approved by the applicable regulatory body.
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
Duke Energy Progress and Duke Energy Florida also have restrictions imposed by their first mortgage bond indentures, which in certain circumstances, limit their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2025.
Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.
The restrictions discussed below were not a material amount of Duke Energy's and Progress Energy's net assets at December 31, 2025.
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
Winter Storm Fern
In late January 2026, Winter Storm Fern moved across the eastern U.S and impacted all of Duke Energy's service territories, with damage primarily occurring in the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 200,000 customers were impacted across Duke Energy's system. Total storm restoration costs, including capital expenditures, for Duke Energy are currently estimated to be in the range of $250 million to $350 million (which includes $150 million to $225 million for Duke Energy Carolinas and $100 million to $125 million for Duke Energy Progress). Incremental storm restoration costs related to operation and maintenance activities in excess of amounts in base rates will be deferred as regulatory assets and reviewed for recovery in future regulatory proceedings or charged to storm reserves, where applicable. These estimates could change as additional information is received on actual costs incurred for preparation and restoration activities.
Duke Energy Carolinas and Duke Energy Progress
Hurricanes Debby and Helene
In 2024, hurricanes Debby and Helene significantly impacted the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. As of December 31, 2025, total cumulative operations and maintenance expenses incurred for restoration and rebuilding of infrastructure were approximately $762 million ($474 million and $288 million for Duke Energy Carolinas and Duke Energy Progress, respectively), with an additional $507 million in cumulative capital investments ($408 million and $99 million for Duke Energy Carolinas and Duke Energy Progress, respectively), net of expected insurance recovery. The operations and maintenance expense amounts were deferred in Regulatory assets within Other Noncurrent Assets on the Consolidated Balance Sheets when incurred. Substantially all of the storm related costs have been securitized for recovery in both North Carolina and South Carolina as of December 31, 2025, as described below.
North Carolina Storm Cost Securitization
In December 2024, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for review and approval of storm recovery costs (Phase 1) with the NCUC to securitize the North Carolina-retail allocable share of storm costs associated with hurricanes Helene, Debby and Ian, as well as Hurricane Zeta and Winter Storm Izzy, and the establishment of storm reserves for $200 million at Duke Energy Carolinas and $100 million at Duke Energy Progress. On February 3, 2025, Duke Energy Carolinas and Duke Energy Progress filed their joint petition for financing orders (Phase 2). Duke Energy Carolinas and Duke Energy Progress reached settlement agreements with the North Carolina Public Staff and other intervening parties that resolved all issues in the Phase 1 and Phase 2 proceedings and removed the establishment of storm reserves from the securitization proceeding. On April 16, 2025, the NCUC issued its Phase 1 order approving the settlement and determining storm recovery costs were reasonable, prudent and eligible for securitization. On June 18, 2025, the NCUC issued its Phase 2 order approving the settlement and issuing the financing orders.
In September 2025, Duke Energy Carolinas and Duke Energy Progress issued $582 million and $461 million, respectively, of storm recovery bonds. Storm recovery charges were effective November 1, 2025. Per the financing orders, any differences between estimates and actual costs of the storms must be accumulated and tracked to allow for a detailed review of the costs for reasonableness and prudency in Duke Energy Carolinas' and Duke Energy Progress’ next general rate case proceedings. As of December 31, 2025, actual North Carolina-retail allocable storm costs were lower than estimates and Duke Energy Carolinas and Duke Energy Progress recorded $136 million and $71 million, respectively, in Regulatory Liabilities within Other Noncurrent Liabilities on the Consolidated Balance Sheets. Accordingly, these amounts were included in Duke Energy Carolinas' and Duke Energy Progress' PBR applications filed in November 2025. See below and Notes 7 and 18 for more information.

FINANCIAL STATEMENTS	REGULATORY MATTERS
South Carolina Storm Cost Securitization
On March 21, 2025, Duke Energy Carolinas filed a petition for storm securitization with the PSCSC for authorization to finance the estimated South Carolina-retail allocable share of storm costs primarily related to Hurricane Helene storm recovery activities and inclusive of funding $25 million related to storm reserves. Duke Energy Carolinas reached a comprehensive settlement among all parties in the proceeding, which was filed with the PSCSC supporting securitization, including the storm reserve funding. On July 10, 2025, the PSCSC approved the settlement and the financing order was issued on August 1, 2025. In November 2025, Duke Energy Carolinas issued $561 million of storm recovery bonds. See Notes 7 and 18 for more information. Storm recovery charges were effective January 1, 2026. Additionally, per the financing order, any differences between estimates and actual costs of the storms must be accumulated and tracked to allow for a detailed review of the costs for reasonableness and prudency in Duke Energy Carolinas' next general rate case proceeding. As of December 31, 2025, actual South Carolina-retail allocable storm costs were lower than estimates and Duke Energy Carolinas recorded $35 million in Regulatory Liabilities within Other Noncurrent Liabilities on the Consolidated Balance Sheets. Due to the relatively low level of storm costs incurred by Duke Energy Progress in South Carolina, Duke Energy Progress will not seek to pursue securitization of those costs and has offset them against established storm reserve balances.
Applications to Combine Utilities
On August 14, 2025, Duke Energy Carolinas and Duke Energy Progress (together, the Companies) filed a joint application with the NCUC and PSCSC for approval to combine utilities, by which Duke Energy Progress will merge into Duke Energy Carolinas, resulting in a single electric utility serving the Companies' North Carolina and South Carolina service territories. Duke Energy Corporation, together with the Companies, also filed an application with the FERC on the same day. The single utility’s ability to plan, execute, and operate resources more efficiently is expected to result in substantial cost savings, benefiting customers by reducing the overall costs to serve. Subject to regulatory approvals, the targeted effective date is January 1, 2027. On January 30, 2026, FERC issued an order authorizing the combination as consistent with the public interest. There is no assurance that Duke Energy, Duke Energy Carolinas and Duke Energy Progress will obtain required regulatory approvals from the NCUC and the PSCSC, and approvals from all three regulators are required for the transaction to proceed.
The North Carolina Public Staff and intervenors in the NCUC proceeding filed testimony advocating, in part, that the NCUC impose certain conditions for the combination to go forward, including conditions related to treatment of costs to achieve and future rate consolidation. In the South Carolina proceeding, the South Carolina Office of Regulatory Staff and intervenors filed testimony recommending that the PSCSC condition approval of the combination on additional requirements, including addressing the identification, allocation and recovery of cost impacts and costs to achieve, as well as the treatment of benefits.
On February 24, 2026, the Companies reached a comprehensive settlement with the North Carolina Public Staff and certain other intervenors (stipulating parties) in the case, which was filed with NCUC. Subject to approval by the NCUC, the agreement resolves all issues between the stipulating parties regarding the combination of Duke Energy Carolinas and Duke Energy Progress. Among other terms, the agreement requires the Companies to guarantee savings from the combination will be at least $286 million to North Carolina retail customers over a 14-year period, permits recovery and deferral of costs to achieve, removes 200 MW of battery storage from the recommended portfolio and near term action plan in the 2025 Carolinas Resource Plan and provides that North Carolinas retail customers should provide an annual $25 million of Share the Benefits Contributions to South Carolina retail customers for six years starting in 2030.
The evidentiary hearing before the NCUC commenced on February 25, 2026. The South Carolina evidentiary hearing is anticipated to begin on April 8, 2026. Both orders are anticipated to be issued in the second quarter of 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Carolinas' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2025	2024	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,506	$1,481	Yes	(b)
Storm cost deferrals	—	691	Yes	(b)
Accrued pension and OPEB(c)	592	668	Yes	(g)
Deferred fuel and purchased power	306	298	(e)	2028
Deferred asset – Lee COLA	173	205		(b)
Hedge costs deferrals	199	202		(b)
Storm cost securitized balance, net	1,328	201		2046
Grid deferral(c)	194	201	Yes	(b)
Incremental COVID-19 expenses(c)	104	137	Yes	(b)
AMI(c)	102	114	Yes	(b)
Vacation accrual	91	86		2026
Nuclear deferral	64	81		2027
COR settlement	78	81	Yes	(b)
Deferred coal ash handling system costs(c)	47	60	Yes	(b)
Customer connect project(c)	48	54	Yes	(b)
Retired generation facilities(c)	56	110	Yes	(b)
DSM/EE	86	—	Yes	(h)
PISCC and deferred operating expenses	39	42	Yes	(b)
Decoupling	45	24	Yes	(b)
Other	174	148		(b)
Total regulatory assets	5,232	4,884
Less: Current portion	730	685
Total noncurrent regulatory assets	$4,502	$4,199
Regulatory Liabilities(a)
AROs – nuclear and other	$2,982	2,289		(b)
Net regulatory liability related to income taxes(d)	1,608	$1,951	Yes	(b)
COR regulatory liability(c)	1,383	1,479		(f)
Deferred nuclear PTC	1,180	581	Yes	(b)
Hedge cost deferrals	228	199		(b)
Deferred fuel and purchased power	—	108	(e)
Renewable energy credits	121	102	Yes	(b)
Storm cost recovery	172	—	Yes	(b)
DSM / EE(c)	—	53	Yes	(h)
Accrued pension and OPEB(c)	18	35	Yes	(g)
Nuclear insurance distributions reserve(c)	163	152	Yes	(b)
Other	323	261		(b)
Total regulatory liabilities	8,178	7,210
Less: Current portion	569	618
Total noncurrent regulatory liabilities	$7,609	$6,592
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
(h)    Includes incentives on DSM/EE investments and is recovered or refunded through an annual rider mechanism.

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
In February 2024, a number of parties filed Notices of Appeal of the December 15, 2023 NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of electric membership cooperatives (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Progress PBR application. Briefing is complete and oral arguments occurred in February 2025. Duke Energy Carolinas anticipates a decision to be issued in the first half of 2026.
2025 North Carolina Rate Case
On November 20, 2025, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR application includes an MYRP to recover projected capital investments during a two-year MYRP period. In addition to the MYRP, the PBR application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs. If approved, the overall net retail revenue increase would be $727 million in Year 1 and $275 million in Year 2, for a combined total of $1 billion or 15.0%. The application also requests an ROE of 10.95% with an equity ratio of 53%. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets. Duke Energy Carolinas has requested the total Year 1 rates to be effective no later than January 1, 2027. The evidentiary hearing is scheduled to commence on July 7, 2026.
2024 South Carolina Rate Case
In January 2024, Duke Energy Carolinas filed a rate case with the PSCSC to request an increase in base rate retail revenues. In May 2024, Duke Energy Carolinas and the South Carolina Office of Regulatory Staff, as well as other consumer, environmental, and industrial intervening parties, filed a settlement resolving all issues in the base rate proceeding. The major components of the settlement include a $240 million annual customer rate increase, prior to a reduction from the accelerated return to customers of federal unprotected Property, Plant and Equipment related EDIT of $84 million annually over the first two years. The settlement includes an ROE of 9.94% with an equity ratio of 51.21% and resolved recovery of the continued investments in the grid, the Company's new corporate headquarters and environmental compliance costs. The PSCSC held a hearing in May 2024, to consider evidence supporting the settlement. On July 3, 2024, the PSCSC issued its final order approving an increase in base rates and approving nearly all components of the settlement. The order revised recovery of certain environmental compliance costs, the only provision of the settlement agreement not fully approved by the PSCSC. As a result, Duke Energy Carolinas recognized pretax charges of $33 million within Impairment of assets and other charges, $2 million within Operation, maintenance and other, partially offset by an $11 million reduction in Interest expense, for the year ended December 31, 2024, on the Consolidated Statements of Operations. Based upon the order, after accelerating the EDIT giveback to customers, the net rate increase is $150 million annually for the first two years. Revised customer rates were effective August 1, 2024, and are based upon a South Carolina retail rate base of $7.4 billion. This matter is now fully resolved.
2025 South Carolina Rate Case
On July 1, 2025, Duke Energy Carolinas filed a base rate case with the PSCSC requesting an increase in electric base rates. The request for the rate increase was driven by significant capital investments, including generation plant additions, as well as transmission, distribution and grid improvements. On November 11, 2025, Duke Energy Carolinas filed a comprehensive settlement with the South Carolina Office of Regulatory Staff and other intervenors in the case resolving all revenue requirement issues in the base rate proceeding. The settlement included an annual net increase in electric rates of approximately $19 million including the flow back of PTC benefits to customers, an ROE of 9.99% and an equity ratio of 53%. On December 31, 2025, the PSCSC issued an order approving the settlement agreement without modification. Revised customer rates will become effective on March 1, 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Oconee Subsequent License Renewal
On June 7, 2021, Duke Energy Carolinas filed a subsequent license renewal (SLR) application for Oconee with the NRC to renew the operating licenses. On March 31, 2025, the NRC issued the subsequent renewed licenses for Oconee, allowing an additional 20 years of operation to 2053 (units 1 and 2) and 2054 (unit 3).
Bad Creek License Extension
On July 14, 2025, Duke Energy Carolinas filed its final license application with the FERC for the Bad Creek Pumped Storage Hydroelectric Station. The application, if approved, would extend plant operations for an additional 50 years. The current license expires in July 2027 and the renewal would extend the operating license of the facility to 2077. A FERC ruling is expected in 2027.
Anderson County Combined Cycle CECPCN
On October 30, 2025, Duke Energy Carolinas filed with the PSCSC an application for a CECPCN to construct and operate a new 1,365-MW natural gas CC generating facility with hydrogen capability in Anderson County, South Carolina. The preliminary estimate of the total project cost is approximately $3.2 billion, inclusive of financing costs. Subject to negotiation of final contractual terms, the new CC will be co-owned with North Carolina Electric Membership Corporation (NCEMC) and Central Electric Power Cooperative (CEPC), with Duke Energy Carolinas owning approximately 1,170 MW, NCEMC owning 100 MW and CEPC owning the remaining 95 MW. If approved, construction is anticipated to begin in 2027 and the facility would be expected to be in service by the end of 2030. An evidentiary hearing with the PSCSC occurred on February 25, 2026, and a final order is expected to be issued no later than April 28, 2026.
Buck Combustion Turbines CPCN
On November 21, 2025, Duke Energy Carolinas filed with the NCUC an application to construct and operate two hydrogen-capable advanced-class simple-cycle CTs at the site of the existing Buck CC Station. The two new CTs, totaling approximately 850 MW, will provide incremental peaking generation to serve Duke Energy Carolinas' customers growing energy needs. Pending regulatory approvals, construction of the CTs is planned to start in 2027 with the units targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Carolinas noted that the recovery of CWIP during the construction period for the proposed facility will not be included in rate base and will instead accrue AFUDC. The 2030 North Carolina retail revenue requirement for the proposed facility is estimated to be $154 million, representing an approximate average North Carolina retail rate increase of 2.3% across all classes.
Marshall Combustion Turbines CPCN
In March 2024, Duke Energy Carolinas filed with the NCUC an application to construct and operate two hydrogen-capable advanced-class simple-cycle CTs at the site of the existing Marshall Steam Station. The two new CTs, totaling approximately 850 MW, will enable the retirement of Marshall coal units 1 and 2 and provide incremental capacity to support system capacity needs and expanded flexibility to support integration of renewables. Pending regulatory approvals, the CTs are targeted to be placed in service by the end of 2028. In December 2024, the NCUC issued its order granting the CPCN authorizing construction and the NCDEQ issued final air permits for the two CTs.
Certain preliminary construction activities are ongoing and on December 1, 2025, Duke Energy Carolinas filed an application requesting the NCUC's ongoing review of the construction of the two CTs that are planned to operate at the Marshall Steam Station. The application requests that the NCUC find that Duke Energy Carolinas’ construction costs incurred for the CTs during the prior 12-month reporting period are prudent and reasonable. These activities include actions related to site preparation and the ordering of certain long-lead-time equipment. The application also requests that the NCUC modify the existing CPCN for the CTs to reflect a revision to the cost estimate for the units. A decision on the application is anticipated by the third quarter of 2026.
On January 30, 2026, Duke Energy Carolinas filed an application for an out-of-state certificate with the PSCSC requesting that it find that the North Carolina-sited facility comprised of two new advanced class CTs at the existing Marshall Steam station is in the public convenience and necessity for South Carolina retail customers. The PSCSC is expected to make a decision on the application by the end of July 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Progress
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Progress' Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2025	2024	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$1,531	$1,322	Yes	(b)
AROs – nuclear and other	554	900		(c)
Storm cost securitized balance, net	1,239	822		2046
Accrued pension and OPEB(d)	396	439	Yes	(i)
Deferred fuel and purchased power	227	277	(e)	2028
Storm cost deferrals	20	276	Yes	(b)
DSM/EE(d)	229	188	Yes	(g)
NCEMPA deferrals(d)	202	179	(f)	2042
Retired generation facilities(d)	87	108	Yes	(b)
Incremental COVID-19 expenses(d)	94	89		(b)
Hedge costs deferrals	87	85		(b)
AMI(d)	39	54	Yes	(b)
Grid deferral(d)	63	54	Yes	(b)
Nuclear deferral	53	53		2027
Customer connect project(d)	42	45	Yes	(b)
Vacation accrual	45	43		2026
PISCC and deferred operating expenses	37	37	Yes	2054
Decoupling	27	32	Yes	(b)
COR settlement	28	29	Yes	(b)
Deferred coal ash handling system costs(d)	13	17	Yes	(b)
Deferred asset – Harris COLA	4	10		(b)
Other	178	122		(b)
Total regulatory assets	5,195	5,181
Less: Current portion	652	626
Total noncurrent regulatory assets	$4,543	$4,555
Regulatory Liabilities(a)
COR regulatory liability(d)	$3,084	2,984		(h)
Net regulatory liability related to income taxes(j)	1,206	$1,318	Yes	(b)
Hedge cost deferrals	126	151		(b)
Renewable energy credits	146	139	Yes	(b)
Storm cost recovery	90	6	Yes	(b)
Deferred nuclear PTC	197	95	Yes	(b)
Accrued pension and OPEB(d)	11	12	Yes	(i)
Deferred fuel and purchased power	10	10	(e)	2028
Other	211	203		(b)
Total regulatory liabilities	5,081	4,918
Less: Current portion	274	348
Total noncurrent regulatory liabilities	$4,807	$4,570
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
(h)    Recovered over the life of the associated assets.
(i)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 23 for additional detail.
(j)    Includes regulatory liabilities related to the change in the federal tax rate as a result of the Tax Act and the change in the North Carolina tax rate. Portions are included in rate base.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
In April 2023, Duke Energy Progress filed with the NCUC a partial settlement with the North Carolina Public Staff, which included agreement on many aspects of Duke Energy Progress' three-year MYRP proposal. In May 2023, CIGFUR II joined this partial settlement and the North Carolina Public Staff and CIGFUR II filed a separate settlement reaching agreement on PIMs, Tracking Metrics and the Residential Decoupling Mechanism under the PBR application.
On August 18, 2023, the NCUC issued an order approving Duke Energy Progress' PBR application, as modified by the partial settlements and the order, including an overall retail revenue increase of $233 million in Year 1, $126 million in Year 2 and $135 million in Year 3, for a combined total of $494 million. Key aspects of the order include the approval of North Carolina retail rate base for the historic base case of approximately $12.2 billion and capital projects and related costs to be included in the three-year MYRP, including $3.5 billion (North Carolina retail allocation) projected to go in service over the MYRP period. The order established an ROE of 9.8% based upon an equity ratio of 53% equity and approved, with certain adjustments, depreciation rates and the recovery of grid improvement plan costs and certain deferred COVID-related costs. Additionally, the Residential Decoupling Mechanism and PIMs were approved as requested under the PBR application and revised by the partial settlements. As a result of the order, Duke Energy Progress recognized pretax charges of $28 million within Impairment of assets and other charges, which primarily related to certain COVID-19 deferred costs, and $8 million within Operation, maintenance and other, for the year ended December 31, 2023, on the Consolidated Statements of Operations. Duke Energy Progress implemented interim rates on June 1, 2023, and implemented revised Year 1 rates and the residential decoupling on October 1, 2023.
In October 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties appealed certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. In November 2023, the AGO filed a Notice of Cross Appeal of the NCUC’s determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. In November 2023, Duke Energy Progress, the North Carolina Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Carolinas PBR application. Briefing is complete and oral arguments occurred in February 2025. Duke Energy Progress anticipates a decision to be issued in the first half of 2026.
2025 North Carolina Rate Case
On November 20, 2025, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR Application includes an MYRP to recover projected capital investments during a two-year MYRP period. In addition to the MYRP, the PBR Application includes an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs. If approved, the overall net retail revenue increase would be $529 million in Year 1 and $200 million in Year 2, for a combined total of $729 million or 15.1%, which includes the flow back of PTC benefits to customers through a proposed PTC rider similar to Duke Energy Carolinas. The application also requests an ROE of 10.95% with an equity ratio of 53%. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets. Duke Energy Progress has requested the total Year 1 rates to be effective no later than January 1, 2027. The evidentiary hearing is scheduled to commence on August 11, 2026.
2025 South Carolina Rate Case
On June 12, 2025, Duke Energy Progress filed a base rate case with the PSCSC requesting an increase in electric base rates. The request for the rate increase was driven by significant capital investments, primarily including transmission, distribution and grid improvements. On October 27, 2025, Duke Energy Progress filed a comprehensive settlement with the South Carolina Office of Regulatory Staff and other intervenors in the case resolving all revenue requirement issues in the base rate proceeding. The settlement included an annual net increase in electric rates of approximately $40 million including the flow back of PTC benefits to customers, an ROE of 9.99% and an equity ratio of 53% and was subject to review and approval by the PSCSC. On December 12, 2025, the PSCSC issued an order approving the settlement agreement without modification. Revised customer rates were implemented on February 1, 2026.
Person County Combined Cycle CPCNs
On February 7, 2025, Duke Energy Progress filed with the NCUC its application to construct and operate a second 1,360-MW hydrogen-capable, advanced-class CC unit in Person County at the Roxboro Plant. NCEMC has also notified Duke Energy Progress of NCEMC's intent to co-own approximately 225 MW of the second CC and Duke Energy Progress and NCEMC began negotiations on the contractual arrangement in the second quarter of 2025. NCEMC has the right to co-own the facility under its existing supply agreement with Duke Energy Progress. Pending regulatory approvals, construction of the second CC is planned to start in 2026 with the unit targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Progress noted that the recovery of CWIP during the construction period for the proposed facility may be pursued in the future. The 2030 North Carolina retail revenue requirement for the proposed second unit is estimated to be $113 million, representing an approximate average retail rate increase of 2.6% across all classes. The air permit was issued by the NCDEQ in December 2024. On October 16, 2025, the NCUC issued its order granting the CPCN. Certain preliminary construction activities are ongoing at both Person County CC units.
On January 30, 2026, Duke Energy Progress filed an application for out-of-state certificates with the PSCSC requesting that it find that the two new CC units, totaling approximately 2,720 MW, sited at the Person County facilities in North Carolina are in the public convenience and necessity for South Carolina retail customers. The PSCSC is expected to make a decision on the application by the end of July 2026.
Robinson Subsequent License Renewal
In April 2025, Duke Energy Progress filed an SLR application for Robinson with the NRC to renew Robinson’s operating license for an additional 20 years. The current license expires in 2030 and the renewal would extend the operating license of the facility to 2050. The NRC is performing

FINANCIAL STATEMENTS	REGULATORY MATTERS
the safety and environmental reviews for the application and is working through 2025 government shutdown impacts in an effort to maintain the schedule for a decision by April 2026.
Duke Energy Florida
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2025	2024	a Return	Period Ends
Regulatory Assets(a)
Storm cost deferrals	$29	962	(e)	(b)
Nuclear asset securitized balance, net	717	771		2036
COR regulatory asset	746	571	Yes	(b)
Accrued pension and OPEB(c)	348	389	Yes	(f)
Retired generation facilities(c)	89	94	Yes	2044
Customer connect project(c)	65	71	Yes	2037
Qualifying facility contract buyouts(c)	55	62	Yes	2034
Hedge costs deferrals(c)	48	41	Yes	(b)
AMI(c)	9	16	Yes	2032
AROs – coal ash	13	13		(b)
AROs – nuclear and other	10	5		(b)
Other	79	91	(d)	(b)
Total regulatory assets	2,208	3,086
Less: Current portion	102	1,022
Total noncurrent regulatory assets	$2,106	$2,064
Regulatory Liabilities(a)
Net regulatory liability related to income taxes(c)	$535	$564		(b)
Hedge cost deferrals(c)	122	130	Yes	(b)
Deferred fuel and purchased power	18	84	(e)	2026
Storm reserve(c)	132	—	Yes	(b)
Other	63	84	(d)	(b)
Total regulatory liabilities	870	862
Less: Current portion	76	174
Total noncurrent regulatory liabilities	$794	$688
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
In December 2024, Duke Energy Florida filed its petition to recover the estimated costs incurred to respond to all three storms, including replenishment of the storm reserve, seeking recovery of approximately $1.1 billion, over 12 months beginning with the first billing cycle in March 2025. On February 4, 2025, the FPSC voted to approve Duke Energy Florida's request for recovery of these estimated storm costs as filed, subject to true-up after the actual costs are filed. New rates were effective March 1, 2025.

Approximately $4 million and $936 million of the operation and maintenance expenses, net of storm reserves, are deferred in Regulatory assets within Current assets as of December 31, 2025, and December 31, 2024, respectively. Approximately $75 million of capital related to these storms will be sought for recovery in future base rate case filings. On January 5, 2026, Duke Energy Florida filed a notice with the FPSC to stop recovery of the storm cost charge because the costs were fully recovered and the storm reserve was fully replenished earlier than anticipated, primarily due to lower actual incurred storm costs as compared to preliminary estimates. The notice was administratively approved and revised rates with the storm charge removed were effective with the first billing cycle in February 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Ohio's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2025	2024	a Return	Period Ends
Regulatory Assets(a)
CEP deferral	$200	195	Yes	(b)
Accrued pension and OPEB	121	131		(d)
COR regulatory asset	114	75		(b)
Customer connect project	39	44		(b)
Network Integration Transmission Services deferral	31	31	Yes	(b)
Transmission expansion obligation	30	31		(b)
Decoupling	18	29		(b)
Deferred pipeline integrity costs	26	28	Yes	(b)
East Bend deferrals(c)	20	24	Yes	(b)
Propane caverns	22	24		(b)
PISCC and deferred operating expenses(c)	14	15	Yes	2083
AROs – coal ash	14	14	Yes	(b)
Deferred fuel and purchased power	25	8		2026
Other	98	144		(b)
Total regulatory assets	772	793
Less: Current portion	86	88
Total noncurrent regulatory assets	$686	$705
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$405	$432		(b)
Accrued pension and OPEB	13	14		(d)
Other	109	53		(b)
Total regulatory liabilities	527	499
Less: Current portion	57	34
Total noncurrent regulatory liabilities	$470	$465
(a)    Regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)    The expected recovery or refund period varies or has not been determined.
(c)    Included in rate base.
(d)    Recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans. See Note 23 for additional detail.
Duke Energy Ohio 2022 Natural Gas Base Rate Case
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
Duke Energy Ohio 2024 Electric Security Plan
In April 2024, Duke Energy Ohio filed with the PUCO a request for an Electric Security Plan (ESP). The ESP application proposed a three-year term from June 1, 2025, through May 31, 2028, and included continuation of market-based rates for generation supply through competitive procurement processes and continuation and expansion of existing rider mechanisms. Duke Energy Ohio proposed a new rider mechanism relating to electric distribution infrastructure modernization programs, which may be enabled by and partially funded through federal or state funding opportunities, as well as future battery storage projects, and two electric vehicle programs. Additional proposals included new rider mechanisms related to solar for all investments for low-income and disadvantaged communities, low-income senior citizen bill assistance, and EE and demand-side management programs.

FINANCIAL STATEMENTS	REGULATORY MATTERS
In November 2024, Duke Energy Ohio filed a stipulation that the majority of the intervenors signed as either signatory or non-opposing parties. The stipulation includes the continuation of market-based rates for generation supply through competitive procurement auctions and the continuation of all existing riders. It further establishes new caps for certain riders. Duke Energy Ohio also agreed to withdraw its proposals for an infrastructure modernization rider, battery storage projects and electric vehicle programs. The stipulation included a residential EE program with provisions for low-income customers. On May 14, 2025, PUCO issued its order, approving the stipulation without modification.
On May 15, 2025, the governor of Ohio signed Ohio Substitute House Bill 15 (HB15) into law with an effective date of August 14, 2025. HB15 requires electric distribution utilities to file a base rate case every three years, commencing no later than December 31, 2029, and established an opportunity to apply for approval of a three-year rate plan with forward-looking test periods to mitigate regulatory lag. HB15 eliminates ESPs and certain distribution-related riders, but allows ESPs approved as of its effective date to remain in place through the end of their authorized term. HB15 also eliminated Duke Energy Ohio's Legacy Generation Rider upon the effective date of HB15 and prevents the PUCO from future reauthorization of similar arrangements. As a result of HB15, future losses related to Duke Energy Ohio's Inter-Company Power Agreement with OVEC will not be recoverable from retail customers.
Duke Energy Ohio RTO Adder
On February 24, 2022, the OCC filed a complaint asserting that FERC should reduce the ROE utilized in transmission formulas for Duke Energy Ohio and certain transmission providers by eliminating the 50 basis point adder associated with RTO membership. The OCC contends this is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is only applicable where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as it related to Duke Energy Ohio, but granted it for certain other transmission providers. As a result of appeal by certain other transmission providers, the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) on January 17, 2025, reversed the prior decision from FERC. In the decision, the Sixth Circuit ruled the 50 basis point adder is available only where RTO membership is voluntary. The decision noted that Ohio law requires Ohio's transmission utilities to be a member of an RTO and therefore it is unlawful for FERC to remove the adder from certain transmission providers but not also remove the adder from Duke Energy Ohio. As a result, the issue was remanded back to FERC to revise their prior decision. As a result of the ruling, Duke Energy Ohio recognized a pretax charge during 2025, the results of which were not material. On March 26, 2025, the Sixth Circuit denied requests for rehearing. On April 16, 2025, the Sixth Circuit agreed to stay the mandate pending further appeal to the U.S. Supreme Court. On July 17, 2025, Duke Energy Ohio filed a respondent brief at the U.S. Supreme Court requesting review of the Sixth Circuit's decision. On November 10, 2025, the U.S. Supreme Court denied the appeal, and on November 13, 2025, the Sixth Circuit remanded the case back to FERC. An order from the FERC is expected in the first quarter of 2026.
Duke Energy Kentucky 2022 Electric Base Rate Case
In December 2022, Duke Energy Kentucky filed a base rate case with the KPSC driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale CT generation stations. Duke Energy Kentucky also requested approval for new programs and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. New rates went into effect October 13, 2023. Duke Energy Kentucky's request to adjust the depreciation rates of East Bend was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC approved the request to align depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and electric vehicle charging programs.
Revised rates were implemented in August 2024 after a rehearing request. On December 14, 2023, Duke Energy Kentucky filed an appeal with the Franklin County Circuit Court on certain matters for which the KPSC denied rehearing, specifically as it relates to the inclusion of decommissioning costs in depreciation rates for East Bend and Woodsdale. The case is fully briefed and Duke Energy Kentucky is awaiting the scheduling of oral arguments and the outcome of the appeal.
Duke Energy Kentucky 2024 Electric Base Rate Case
In December 2024, Duke Energy Kentucky filed a base rate case with the KPSC requesting an annualized increase in electric base rates of approximately $70 million. The request for the rate increase was driven by capital investments to strengthen the electricity generation and delivery systems. New rates went into effect on July 3, 2025, subject to refund. On October 2, 2025, the KPSC issued its decision approving a $44 million revenue requirement increase, with an ROE of 9.8% and an equity ratio of 52.73%. The KPSC further directed Duke Energy Kentucky to issue refunds of amounts collected since July 3, 2025, that exceed what has been approved by the order within 60 days. On October 22, 2025, Duke Energy Kentucky filed a petition for rehearing with the KPSC related to the treatment of terminal net salvage, rate case expense and recovery of costs from PJM. Additionally, on October 22, 2025, one commercial customer filed a petition for rehearing with the KPSC on a rate design issue, which does not impact the overall revenue requirement. On November 10, 2025, Duke Energy Kentucky’s motions for reconsideration regarding rate case expense and recovery of costs from PJM were granted and the motion for reconsideration regarding the treatment of terminal net salvage was denied by the KPSC. In December 2025, $7 million was refunded to customers.
Duke Energy Kentucky 2025 Natural Gas Base Rate Case
On June 2, 2025, Duke Energy Kentucky filed a base rate case with the KPSC requesting an increase in natural gas base rates. The request for the rate increase was driven by capital investments to strengthen the natural gas delivery system. On October 20, 2025, Duke Energy Kentucky filed a settlement with the Office of the Kentucky Attorney General, that if approved, would resolve all issues in the case. The settlement included an increase in natural gas base rates of approximately $22 million, an ROE of 9.8% for base rates (9.7% for riders), an equity ratio of 52.649%, and approval for cost recovery of Aldyl-A pipe and service replacements through an existing rider. On December 23, 2025, the KPSC approved the settlement without modification. New rates went into effect January 3, 2026. This matter is now fully resolved.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Indiana
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Duke Energy Indiana's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2025	2024	a Return	Period Ends
Regulatory Assets(a)
AROs – coal ash	$606	$554	Yes	(b)
PISCC and deferred operating expenses(c)	201	237	Yes	(b)
Accrued pension and OPEB	203	212		(e)
Retired generation facilities(c)	20	25	Yes	2030
Hedge costs deferrals	30	23		(b)
Customer connect project	18	19		(b)
Deferred fuel and purchased power	60	—		2026
Storm cost deferrals	21	17		(b)
AMI	10	12		2031
Other	56	54		(b)
Total regulatory assets	1,225	1,153
Less: Current portion	193	113
Total noncurrent regulatory assets	$1,032	$1,040
Regulatory Liabilities(a)
Net regulatory liability related to income taxes	$641	$725		(b)
COR regulatory liability(c)	444	434		(d)
Accrued pension and OPEB	113	139		(e)
Hedge cost deferrals	106	103		(b)
Deferred fuel and purchased power	—	21
DSM / EE	19	11		(b)
Other	137	154		(b)
Total regulatory liabilities	1,460	1,587
Less: Current portion	275	183
Total noncurrent regulatory liabilities	$1,185	$1,404
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
In 2023, Duke Energy Indiana filed a petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a notice of appeal of the IURC's order. On August 26, 2025, the Indiana Court of Appeals reversed the decision by the IURC concluding that the IURC incorrectly allowed Duke Energy Indiana to collect those coal ash costs from customers. In October 2025, Duke Energy Indiana and the Indiana Office of Attorney General filed separate petitions requesting the Indiana Supreme Court to review the case. On January 26, 2026, the Indiana Supreme Court denied Duke Energy Indiana's and the Indiana Office of Attorney General's petitions. There were no material impacts on the results of operations, cash flows or financial position as a result of this ruling. Duke Energy Indiana is evaluating next steps as it relates to the Indiana Supreme Court's decision.
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
2024 Indiana Rate Case
In April 2024, Duke Energy Indiana filed an application with the IURC for a rate increase for retail customers. The request for rate increase was driven by $1.6 billion in investments made since the last general rate case filed in 2019 in order to reliably serve customers, improve resiliency of the system, and advance energy solutions.
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
Cayuga Combined Cycle CPCN
On February 13, 2025, Duke Energy Indiana filed for a CPCN seeking approval to construct two 1x1 CC natural gas-fired units with a combined winter rating of 1,476 MW. The Cayuga CC Project is proposed to be constructed on the same site as the retiring Cayuga coal-fired steam units with a winter rating of 1,005 MW. The Cayuga CC Project will result in an incremental 471 MW for the Duke Energy Indiana system and will allow Duke Energy Indiana to avoid expected maintenance and environmental compliance costs needed for the coal units to continue operating. The estimated cost of the Cayuga CC project is approximately $3.3 billion, plus actual AFUDC. Duke Energy Indiana proposed recovery of certain facility costs during construction, including AFUDC, through CWIP ratemaking via a proposed Generation Cost Tracker (GCT). Duke Energy Indiana expects CC 1 to be placed in service in 2029 and CC 2 to be placed in service in 2030. A final air permit was issued by IDEM on March 5, 2025.
On June 17, 2025, Duke Energy Indiana entered into a settlement agreement with one of the parties in this proceeding to conduct a study evaluating the feasibility of third-party operation of the Cayuga coal units. On July 11, 2025, Duke Energy Indiana entered into a settlement agreement with an additional party in this proceeding agreeing to the need of the units and addressing accounting and ratemaking components. Neither agreement altered the underlying plans in the pending CPCN application. On October 29, 2025, the IURC issued its order approving the settlement agreements, granting the CPCN and approving cost recovery through the proposed GCT. On November 26, 2025, CAC filed a notice of appeal of the IURC's order.
On November 25, 2025, Duke Energy Indiana filed its first GCT tariff for approval to recover Cayuga CC CPCN-related costs, with the proposed factors to take effect in the first April 2026 billing cycle and to remain in place for approximately six months or until superseded by IURC-approved factors in a subsequent filing. The estimated average cumulative retail rate impact during construction and initial in-service periods from April 2026 through May 2031 is approximately 5.6%.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Piedmont
Regulatory Assets and Liabilities
The following tables present the regulatory assets and liabilities recorded on Piedmont's Consolidated Balance Sheets.

	December 31,		Earns/Pays	Recovery/Refund
(in millions)	2025	2024	a Return	Period Ends
Regulatory Assets(a)
Accrued pension and OPEB(c)	$131	$144		(g)
Deferred pipeline integrity costs(c)	91	101		2034
Derivatives – natural gas supply contracts(f)	72	94		2031
Decoupling	28	77	Yes	(b)
Pipeline Integrity Management – Transmission/Distribution	27	14		(b)
Deferred purchased gas costs	26	9	Yes	(b)
AROs – nuclear and other	25	25		(d)
Customer connect project(c)	22	24		2030
Vacation accrual(c)	15	14		2026
Other	19	26	(e)	(b)
Total regulatory assets	456	528
Less: Current portion	106	141
Total noncurrent regulatory assets	$350	$387
Regulatory Liabilities(a)
COR regulatory liability(c)	$425	$405	(e)	(d)
Net regulatory liability related to income taxes	353	366		(b)
Other	44	76	(e)	(b)
Total regulatory liabilities	822	847
Less: Current portion	20	64
Total noncurrent regulatory liabilities	$802	$783
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
2024 North Carolina Rate Case
In April 2024, Piedmont filed an application with the NCUC for a rate increase for retail customers. In September 2024, Piedmont, the Public Staff and other intervening parties filed an Agreement and Stipulation of Settlement with the NCUC resolving all issues in the general rate case. The major components of the settlement include an overall average effective increase in net annual retail revenues of $88 million in the first year and $10 million of additional revenue after the first year. The settlement includes an ROE of 9.8% with an equity ratio of 52.3% and the addition of a rider mechanism for recovery of pipeline integrity management operations and maintenance expenses. The settlement was subject to the review and approval of the NCUC. The evidentiary hearing concluded in September 2024, and Piedmont implemented revised rates November 1, 2024. The NCUC issued its order approving the settlement as filed on January 7, 2025, and this matter is now fully resolved.
OTHER REGULATORY MATTERS
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file IRPs with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years) and resources proposed to meet those needs. The IRPs also include planning assumptions around future retirement dates of aging coal-fired generating facilities.
Duke Energy Carolinas and Duke Energy Progress received an NCUC order on the 2022 Carbon Plan that concluded the projected retirement dates for their coal-fired generating facilities were reasonable for planning purposes and further directed that appropriate steps be taken to optimally retire the coal fleet according to such schedule. In August 2023, Duke Energy Carolinas and Duke Energy Progress filed their 2023 systemwide Carolinas Resource Plan with the NCUC and PSCSC, with a supplemental filing in January 2024 that demonstrated a need for additional resources beyond the set of resources identified by the companies in their initial plan. The NCUC and PSCSC issued orders in 2024 generally approving the resource plan. Duke Energy Carolinas and Duke Energy Progress conducted an updated coal retirement analysis for the 2025 Carolinas Resource Plan, consistent with direction by the NCUC in its order approving the 2023 Carolinas Resource Plan and in recognition by both the NCUC and PSCSC of the importance of continuing to assess the orderly retirement of these units. See the "Other Matters" section of Item 7 Management's Discussion and Analysis for further details on resource plans.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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

5. COMMITMENTS AND CONTINGENCIES
INSURANCE
General Insurance
The Duke Energy Registrants have insurance and reinsurance coverage either directly or through indemnification from Duke Energy’s captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. The Duke Energy Registrants’ coverage includes (i) commercial general liability coverage for liabilities arising to third parties for bodily injury and property damage; (ii) workers’ compensation; (iii) automobile liability coverage; and (iv) property coverage for all real and personal property damage. Real and personal property damage coverage excludes electric transmission and distribution lines, but includes damages arising from boiler and machinery breakdowns, earthquakes, flood damage and extra expense, but not outage or replacement power coverage. All coverage is subject to certain deductibles or retentions, sublimits, exclusions, terms and conditions common for companies with similar types of operations. The Duke Energy Registrants self-insure their electric transmission and distribution lines against loss due to storm damage and other natural disasters. As discussed further in Note 4, Duke Energy Florida maintains a storm damage reserve and has a regulatory mechanism to recover the cost of named storms on an expedited basis. Additionally, Duke Energy Carolinas and Duke Energy Progress maintain storm damage reserves and may leverage securitization to recover storm costs on an expedited basis, as appropriate.
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
Nuclear Liability Coverage
The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is approximately $16.3 billion, is subject to change every five years for inflation and for the number of licensed reactors. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. The U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.
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
Each nuclear facility has accident property damage, nuclear accident decontamination and premature decommissioning liability insurance from NEIL with limits of $1.5 billion, except for Crystal River Unit 3. Crystal River Unit 3’s limit is $50 million and is on an actual cash value basis. All nuclear facilities except for Catawba and Crystal River Unit 3 also share an additional $1.25 billion nuclear accident insurance limit above their dedicated underlying limit. This shared additional excess limit is not subject to reinstatement in the event of a loss. Catawba has a dedicated $1.25 billion of additional nuclear accident insurance limit above its dedicated underlying limit. Catawba and Oconee also have an additional $750 million of non-nuclear accident property damage limit. All coverages are subject to coverage terms, conditions, sublimits and significant deductibles.
NEIL’s Accidental Outage policy provides some coverage, similar to business interruption, for losses in the event of a major accident property damage outage of a nuclear unit. Coverage is provided on a weekly limit basis after a significant waiting period deductible and at 100% of the applicable weekly limits for 52 weeks and 80% of the remaining applicable weekly limits for nuclear accidents and 60% of the remaining appliable weekly limits for non-nuclear accident property damage. Coverage will not exceed the accidental outage policy limit of $490 million for each nuclear plant. NEIL sublimits the accidental outage recovery up to the first 104 weeks of coverage not to exceed $291 million from non-nuclear accidental property damage. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. All coverages are subject to coverage terms, conditions, sublimits and significant deductibles.
Potential Retroactive Premium Assessments
In the event of NEIL losses, NEIL’s board of directors may assess member companies' retroactive premiums of amounts up to 10 times their annual premiums for up to six years after a loss. NEIL has never exercised this assessment. The maximum aggregate current year policies' annual retrospective premium obligations for Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are $170 million, $102 million and $1 million, respectively. Duke Energy Carolinas' maximum assessment amount includes 100% of potential obligations to NEIL for jointly owned reactors. Duke Energy Carolinas would seek reimbursement from the joint owners for their portion of these assessment amounts.
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

(in millions)	December 31, 2025	December 31, 2024
Reserves for Environmental Remediation
Duke Energy	$72	$68
Duke Energy Carolinas	36	24
Progress Energy	20	19
Duke Energy Progress	10	9
Duke Energy Florida	10	10
Duke Energy Ohio	12	21
Duke Energy Indiana	2	2
Piedmont	2	2
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
Duke Energy
Mooresville Coal Ash Class Action Litigation
On December 20, 2024, 15 plaintiffs filed a lawsuit in Iredell County, North Carolina, against Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress (collectively “Duke Energy”) on behalf of a putative class alleging past and ongoing environmental contamination in the Mooresville area of North Carolina. The lawsuit alleges that Duke Energy disposed of and sold coal ash as structural fill resulting in the contamination of soil, groundwater and Lake Norman. The plaintiffs claim that Duke Energy failed to properly remediate the contamination and continues to pollute, and they assert that the contamination has negatively impacted property values. The plaintiffs are seeking unspecified compensatory and punitive damages, injunctive relief to stop further contamination, remediation of contaminated areas and attorneys' fees and costs. On July 28, 2025, the plaintiffs filed an amended complaint, which asserts claims for negligence, negligence per se, gross negligence, private nuisance, strict liability for ultra-hazardous activities and trespass. On September 11, 2025, Duke Energy filed its answer to the plaintiff's amended complaint and a motion for judgment on the pleadings. Following a hearing on December 29, 2025, the court entered an interim order dismissing the plaintiffs’ strict liability claim. On February 4, 2026, the court entered an order denying the remainder of Duke Energy’s motion for judgment on the pleadings. A scheduling order has not yet been issued.
Nuclear Compensation Class Action Litigation
On July 11, 2025, plaintiffs Leo Dorrell and John Dunn filed a putative class action lawsuit in the U.S. District Court for the District of Maryland against all U.S. commercial nuclear power operators, including Duke Energy Corporation (Parent) and Progress Energy. The plaintiffs allege that the nuclear power industry engaged in a conspiracy to suppress compensation by exchanging salary information since 2003, in violation of Section 1 of the Sherman Act. The lawsuit seeks unspecified monetary damages, including treble damages, on behalf of current and former employees in the nuclear power industry as well as injunctive relief. On October 15, 2025, all defendants jointly filed an omnibus motion to dismiss all claims in the complaint and Duke Energy also joined a motion filed by several defendants to dismiss for lack of personal jurisdiction. On November 5, 2025, the plaintiffs filed an amended complaint adding Duke Energy Carolinas and Duke Energy Business Services as defendants and including more factual allegations to support their complaint. Although not named as a defendant, Duke Energy Progress is accused of having participated in the alleged conspiracy. The defendants filed their omnibus motion to dismiss on December 19, 2025, to which the plaintiffs responded on February 6, 2026. The defendants' reply is due on March 16, 2026.
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
In November 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the district court's summary judgment ruling in Duke Energy Carolinas' favor on NTE's antitrust and unfair competition claims. On August 5, 2024, the U.S. Court of Appeals for the Fourth Circuit reversed the district court's grant of summary judgment and remanded the case back to the district court for further proceedings. In August 2024, Duke Energy Carolinas filed a petition for rehearing, which was denied on November 26, 2024. On February 21, 2025, Duke Energy Carolinas filed a petition seeking review by the U.S. Supreme Court. On January 12, 2026, the U.S. Supreme Court denied the petition seeking review. The district court judge has set the case for trial on March 9, 2026.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $395 million and $396 million at December 31, 2025, and 2024, respectively. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2045 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2045 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $555 million and $539 million at December 31, 2025, and 2024, respectively. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages is $9 million as of December 31, 2025, and December 31, 2024, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
Purchase Obligations
Purchased Power
Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana have ongoing purchased power contracts with other utilities, wholesale marketers, co-generators and qualified facilities. These purchased power contracts generally provide for capacity and energy payments. In addition, Duke Energy Progress has various contracts to secure transmission rights.

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
The following table presents executory purchased power contracts with terms exceeding one year, excluding contracts classified as leases.

		Minimum Purchase Amount at December 31, 2025
	Contract
(in millions)	Expiration	2026	2027	2028	2029	2030	Thereafter	Total
Duke Energy Progress(a)	2028-2042	$18	$18	$18	$2	$3	$29	$88
Duke Energy Ohio(b)	2027	191	125	—	—	—	—	316
Duke Energy Indiana(b)	2027	73	7	—	—	—	—	80
(a)    Contracts represent between 18% and 100% of net plant output.
(b)    Share of net plant output varies.
Natural Gas Supply and Capacity Contracts
Duke Energy Ohio and Piedmont routinely enter into long-term natural gas supply commodity and capacity commitments and other agreements that commit future cash flows to acquire services needed in their businesses. These commitments include pipeline and storage capacity contracts and natural gas supply contracts to provide service to customers. Costs arising from the natural gas supply commodity and capacity commitments, while significant, are pass-through costs to customers and are generally fully recoverable through specific fuel rate components operating in conjunction with PGA procedures, and subject to periodic prudence reviews in North Carolina and South Carolina. In the Midwest, these costs are recovered via the Gas Cost Recovery Rate in Ohio or the Gas Cost Adjustment Clause in Kentucky. The time periods for fixed payments under pipeline and storage capacity contracts are up to 17 years. The time periods for fixed payments under natural gas supply contracts is up to 10 years. The time periods for the natural gas supply purchase commitments is up to five years.
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
The following table presents future unconditional purchase obligations under natural gas supply and capacity contracts as of December 31, 2025.

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Duke Energy Ohio	$133	$136	$135	$131	$118	$828	$1,481
Piedmont	414	400	335	265	262	605	2,281
6. LEASES
As part of its operations, Duke Energy leases certain aviation facilities, space on communication towers, dedicated host servers, industrial equipment, fleet vehicles, fuel transportation (barges and railcars), land and office space under various terms and expiration dates. Additionally, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Indiana have finance leases related to firm natural gas pipeline transportation capacity. Duke Energy Progress and Duke Energy Florida have entered into certain purchase power agreements, which are classified as finance and operating leases.
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
Piedmont has certain agreements for the construction and transportation of natural gas pipelines to supply Duke Energy Carolinas' natural gas plant needs. Piedmont accounts for these pipeline lateral contracts as sales-type leases since the present value of the sum of the lease payments equals the fair value of the assets. These pipeline lateral assets owned by Piedmont had a current net investment basis of $3 million and $2 million as of December 31, 2025, and 2024, and a long-term net investment basis of $194 million and $197 million as of December 31, 2025, and 2024, respectively. These assets are classified in Other, within Current Assets and Other Noncurrent Assets, respectively, on Piedmont's Consolidated Balance Sheets. Duke Energy Carolinas accounts for the contracts as finance leases. The activity for these contracts is eliminated in consolidation at Duke Energy.

FINANCIAL STATEMENTS	LEASES
The following tables present the components of lease expense.

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$283	$60	$181	$91	$90	$14	$27	$1
Short-term lease expense(a)	6	—	3	—	3	—	1	—
Variable lease expense(a)	39	2	35	26	9	—	1	1
Finance lease expense
Amortization of leased assets(b)	64	12	53	43	10	—	2	—
Interest on lease liabilities(c)	40	30	43	39	4	—	1	—
Total finance lease expense	104	42	96	82	14	—	3	—
Total lease expense	$432	$104	$315	$199	$116	$14	$32	$2

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Operating lease expense(a)	$275	$66	$173	$82	$91	$12	$23	$2
Short-term lease expense(a)	7	—	3	1	2	—	1	—
Variable lease expense(a)	33	2	29	19	10	—	1	1
Finance lease expense
Amortization of leased assets(b)	113	7	46	38	8	—	—	—
Interest on lease liabilities(c)	41	31	44	41	3	—	1	—
Total finance lease expense	154	38	90	79	11	—	1	—
Total lease expense	$469	$106	$295	$181	$114	$12	$26	$3
(a)    Included in Operation, maintenance and other, except for expenses primarily related to barges and railcars, which is included in Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.
(b)    Included in Depreciation and amortization on the Consolidated Statements of Operations.
(c)    Included in Interest Expense on the Consolidated Statements of Operations.
The following table presents operating lease maturities and a reconciliation of the undiscounted cash flows to operating lease liabilities.

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2026	$289	$24	$126	$61	$65	$1	$7	$1
2027	239	18	98	61	37	1	6	1
2028	200	15	83	60	23	1	4	1
2029	171	12	81	59	22	—	4	—
2030	136	9	73	59	14	—	3	—
Thereafter	539	44	368	231	137	3	17	—
Total operating lease payments	1,574	122	829	531	298	6	41	3
Less: Present value discount	(303)	(23)	(177)	(104)	(73)	(1)	(7)	—
Total operating lease liabilities(a)	$1,271	$99	$652	$427	$225	$5	$34	$3
(a)    Certain operating lease payments include renewal options that are reasonably certain to be exercised.

FINANCIAL STATEMENTS	LEASES
The following table presents finance lease maturities and a reconciliation of the undiscounted cash flows to finance lease liabilities.

	December 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
2026	$95	$40	$94	$81	$13	$2
2027	88	40	91	82	9	2
2028	84	39	90	82	8	1
2029	81	38	90	82	8	1
2030	82	39	90	82	8	1
Thereafter	497	319	437	323	114	18
Total finance lease payments	927	515	892	732	160	25
Less: Amounts representing interest	(351)	(243)	(323)	(251)	(72)	(15)
Total finance lease liabilities	$576	$272	$569	$481	$88	$10
The following tables contain additional information related to leases.

		December 31, 2025
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,241	$91	$607	$386	$221	$5	$32	$2
Finance	Net property, plant and equipment	654	251	605	478	127	—	8	—
Total lease assets		$1,895	$342	$1,212	$864	$348	$5	$40	$2
Liabilities
Current
Operating	Other current liabilities	$238	$20	$100	$43	$57	$—	$6	$1
Finance	Current maturities of long-term debt	55	11	53	45	8	—	—	—
Noncurrent
Operating	Operating lease liabilities	1,033	79	552	384	168	5	28	2
Finance	Long-Term Debt	521	261	516	436	80	—	10	—
Total lease liabilities		$1,847	$371	$1,221	$908	$313	$5	$44	$3

		December 31, 2024
			Duke		Duke	Duke	Duke	Duke
		Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Classification	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Assets
Operating	Operating lease ROU assets, net	$1,148	$98	$625	$348	$277	$6	$37	$4
Finance	Net property, plant and equipment	645	252	620	512	108	—	6	—
Total lease assets		$1,793	$350	$1,245	$860	$385	$6	$43	$4
Liabilities
Current
Operating	Other current liabilities	$208	$20	$97	$42	$55	$1	$6	$1
Finance	Current maturities of long-term debt	46	8	48	41	7	—	—	—
Noncurrent
Operating	Operating lease liabilities	957	87	557	332	225	6	33	7
Finance	Long-Term Debt	524	262	533	474	59	—	10	—
Total lease liabilities		$1,735	$377	$1,235	$889	$346	$7	$49	$8

FINANCIAL STATEMENTS	LEASES

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$277	$24	$122	$56	$66	$1	$8	$1
Operating cash flows from finance leases	40	30	43	39	4	—	1	—
Financing cash flows from finance leases	64	12	53	43	10	—	2	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating	$348	$4	$6	$6	$—	$—	$1	$—
Finance	72	15	40	9	31	—	2	—

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$250	$24	$122	$57	$65	$1	$8	$1
Operating cash flows from finance leases	41	31	44	41	3	—	1	—
Financing cash flows from finance leases	113	7	46	38	8	—	—	—
Lease assets obtained in exchange for new lease liabilities (non-cash)
Operating	$322	$50	$43	$3	$40	$—	$7	$3
Finance	81	1	55	—	55	—	1	—
(a)    No amounts were classified as investing cash flows from operating leases.

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	8	9	10	9	12	11	9	3
Finance leases	12	14	11	10	21	—	19	—
Weighted average discount rate(a)
Operating leases	4.5%	4.4%	4.4%	4.4%	4.3%	4.2%	3.9%	4.0%
Finance leases	8.2%	11.3%	8.6%	9.2%	5.8%	—%	11.6%	—%

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Weighted average remaining lease term (years)
Operating leases	8	9	9	8	11	11	11	4
Finance leases	11	15	11	10	15	—	20	—
Weighted average discount rate(a)
Operating leases	4.3%	4.3%	4.0%	3.9%	4.2%	4.1%	4.0%	3.9%
Finance leases	8.4%	11.5%	8.9%	9.2%	5.9%	—%	11.7%	—%
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
7. DEBT AND CREDIT FACILITIES
Summary of Debt and Related Terms
The following tables summarize outstanding debt.

	December 31, 2025
	Weighted
	Average		Duke		Duke	Duke	Duke	Duke
	Interest	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Rate	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured debt, maturing 2026-2082	4.63%	$35,585	$1,150	$1,800	$—	$150	$1,285	$386	$4,275
Secured debt, maturing 2028-2052	3.85%	4,279	2,115	2,109	1,290	818	—	—	—
First mortgage bonds, maturing 2026-2074(a)	4.33%	44,289	15,053	21,923	11,576	10,349	3,075	4,238	—
Finance leases, maturing 2027-2064		576	272	569	481	88	—	10	—
Tax-exempt bonds, maturing 2027-2046(b)	3.54%	1,331	—	500	500	—	77	352	—
Notes payable and commercial paper(c)	3.95%	3,254	—	—	—	—	—	—	—
Money pool/intercompany borrowings		—	300	150	150	—	38	325	609
Fair value hedge carrying value adjustment		176	—	—	—	—	—	—	—
Unamortized debt discount and premium, net(d)		762	(20)	(44)	(25)	(19)	(22)	(16)	(7)
Unamortized debt issuance costs(e)		(416)	(93)	(159)	(76)	(79)	(20)	(27)	(17)
Total debt	4.41%	$89,836	$18,777	$26,848	$13,896	$11,307	$4,433	$5,268	$4,860
Short-term notes payable and commercial paper		(2,624)	—	—	—	—	—	—	—
Short-term money pool/intercompany borrowings		—	—	—	—	—	(13)	(175)	(609)
Current maturities of long-term debt(f)		(7,104)	(629)	(722)	(285)	(437)	(45)	(4)	(490)
Total long-term debt(f)		$80,108	$18,148	$26,126	$13,611	$10,870	$4,375	$5,089	$3,761
(a)Substantially all electric utility property is mortgaged under mortgage bond indentures.
(b)Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.
(c)Includes $625 million classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper program was 21 days.
(d)Duke Energy includes $855 million and $45 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(e)Duke Energy includes $21 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
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
(b)    Substantially all tax-exempt bonds are secured by first mortgage bonds, letters of credit or the Master Credit Facility.
(c)    Includes $625 million that was classified as Long-Term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that backstop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted average days to maturity for Duke Energy's commercial paper programs was 13 days.
(d)    Duke Energy includes $925 million and $56 million in purchase accounting adjustments related to Progress Energy and Piedmont, respectively.
(e)    Duke Energy includes $23 million in purchase accounting adjustments primarily related to the merger with Progress Energy.
(f)     Refer to Note 18 for additional information on amounts from consolidated VIEs.
Current Maturities of Long-Term Debt
The following table shows the significant components of Current maturities of Long-Term Debt on the Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	December 31, 2025
Unsecured Debt
Duke Energy (Parent) Convertible Senior Notes	April 2026	4.125%	1,725
Piedmont Term Loan Facility(a)	August 2026	4.611%	450
Duke Energy (Parent)	September 2026	2.650%	1,500
Duke Energy (Parent) Term Loan Facility(a)	September 2026	4.704%	2,000
First Mortgage Bonds
Duke Energy Carolinas	December 2026	2.950%	600
Duke Energy Florida(a)(b)	October 2073	3.981%	200
Duke Energy Florida(a)(b)	April 2074	3.981%	173
Duke Energy Progress(c)	October 2046	3.300%	200
Other(d)			256
Current maturities of long-term debt			$7,104
(a)    Debt has a floating interest rate.
(b)    These first mortgage bonds are classified as Current maturities of long-term debt on the Consolidated Balance Sheets based on terms of the indentures, which could require repayment in less than 12 months if exercised by the bondholders.
(c)    These tax-exempt bonds are secured by first mortgage bonds and are classified as Current maturities of long-term debt on the Consolidated Balance Sheets as of December 31, 2025, due to a mandatory put option expiring October 1, 2026. Duke Energy Progress anticipates remarketing the bonds and the securities are expected to be reclassified to Long-Term Debt at that time.
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

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
2026	$7,123	$630	$730	$287	$443	$45	$4	$490
2027	3,639	67	1,322	604	718	77	28	300
2028	4,079	1,018	1,427	608	819	40	7	—
2029	4,554	522	1,634	863	771	505	5	660
2030	4,433	1,277	1,481	371	1,111	528	155	—
Thereafter	63,037	15,375	20,459	11,265	7,543	3,267	4,937	2,826
Total long-term debt, including current maturities	$86,865	$18,889	$27,053	$13,998	$11,405	$4,462	$5,136	$4,276
(a)    Excludes $921 million in purchase accounting adjustments related to the Progress Energy merger and the Piedmont acquisition.
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

	Balance at December 31, 2025 and 2024
		Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Progress	Ohio	Indiana
Tax-exempt bonds	$312	$—	$—	$27	$285
Commercial paper(a)	625	300	150	25	150
Total	$937	$300	$150	$52	$435

(a)    Progress Energy amounts are equal to Duke Energy Progress amounts.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Summary of Significant Debt Issuances
The following tables summarize significant debt issuances (in millions).

			Year Ended December 31, 2025
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured Debt
August 2025(e)	September 2030	5.410%	$68	$—	$—	$—	$—	$68	$—
August 2025(e)	September 2035	6.010%	43	—	—	—	—	43	—
August 2025(e)	September 2037	6.110%	40	—	—	—	—	40	—
September 2025(f)	September 2035	4.950%	1,000	1,000	—	—	—	—	—
September 2025(f)	September 2055	5.700%	750	750	—	—	—	—	—
Secured Debt
September 2025(g)	July 2037	4.226%	200	—	200	$—	—	—	—
September 2025(g)	January 2048	5.070%	382	—	382	—	—	—	—
September 2025(g)	January 2048	4.890%	461	—	—	461	—	—	—
November 2025(g)	March 2046	4.898%	561	—	561	—	—	—	—
First Mortgage Bonds
January 2025(a)	March 2030	4.850%	$400	$—	$400	$—	$—	$—	$—
January 2025(a)	March 2035	5.250%	700	—	700	—	—	—	—
March 2025(b)	March 2027	4.350%	500	—	—	500	—	—	—
March 2025(b)	March 2035	5.050%	850	—	—	850	—	—	—
March 2025(b)	March 2055	5.550%	750	—	—	750	—	—	—
May 2025(c)	May 2055	5.900%	300	—	—	—	—	—	300
June 2025(d)	June 2035	5.300%	350	—	—	—	—	350	—
November 2025(c)	December 2030	4.200%	500	—	—	—	500	—	—
November 2025(c)	December 2035	4.850%	600	—	—	—	600	—	—
Total issuances			$7,005	$1,750	$2,243	$2,561	$1,100	$501	$300
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
(e)Proceeds were used to repay $95 million of maturities due October 2025, repay $45 million of maturities due January 2026, pay down short-term debt and for general corporate purposes.
(f)Proceeds were used to repay $650 million of maturities due September 2025, repay $500 million of maturities due December 2025, to pay down short-term debt and for general corporate purposes.
(g)Proceeds were used to recover previously incurred storm costs, repay the Duke Energy Carolinas and Duke Energy Progress term loan facilities and for general company purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES

			Year Ended December 31, 2024
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Unsecured Debt
January 2024(a)	January 2027	4.850%	$600	$600	$—	$—	$—	$—	$—	$—
January 2024(a)	January 2029	4.850%	650	650	—	—	—	—	—	—
April 2024(e)	April 2031	5.648%	815	815	—	—	—	—	—	—
June 2024(d)	June 2034	5.450%	750	750	—	—	—	—	—	—
June 2024(d)	June 2054	5.800%	750	750	—	—	—	—	—	—
June 2024(h)	July 2031	5.900%	80	—	—	—	—	80	—	—
June 2024(h)	July 2034	6.000%	95	—	—	—	—	95	—	—
June 2024(h)	July 2039	6.170%	50	—	—	—	—	50	—	—
August 2024(d)	February 2035	5.100%	375	—	—	—	—	—	—	375
August 2024(i)	September 2054	6.450%	1,000	1,000	—	—	—	—	—	—
Secured Debt
April 2024(f)	March 2044	5.404%	177	—	—	177	—	—	—	—
First Mortgage Bonds
January 2024(b)	January 2034	4.850%	575	—	575	—	—	—	—	—
January 2024(b)	January 2054	5.400%	425	—	425	—	—	—	—	—
March 2024(b)	March 2034	5.250%	300	—	—	—	—	—	300	—
March 2024(c)	March 2034	5.100%	500	—	—	500	—	—	—	—
March 2024(d)	March 2054	5.550%	425	—	—	—	—	425	—	—
April 2024(g)	April 2074	3.981%	173	—	—	—	173	—	—	—
Total issuances			$7,740	$4,565	$1,000	$677	$173	$650	$300	$375
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
On January 15, 2026, Duke Energy made an election that upon conversion of the convertible notes the company will pay cash equal to the principal amount of the notes and deliver shares of common stock for any conversion value in excess of the principal amount. The delivery of common stock will be based upon a daily conversion value calculated on a proportionate basis for each trading day in the applicable 25 trading day observation period.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
On or after January 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the convertible notes may convert all or any portion of their convertible notes at their option at any time at the conversion rate then in effect. Duke Energy will settle conversions of the convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and delivering shares of Duke Energy's common stock, $0.001 par value per share in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the convertible notes being converted.
The conversion rate for the convertible notes is initially 8.4131 shares of Duke Energy's common stock per $1,000 principal amount of convertible notes. The initial conversion price of the convertible notes represents a premium of approximately 25% over the last reported sale price of Duke Energy’s common stock on the NYSE on April 3, 2023. The conversion rate and the corresponding conversion price will not be adjusted for any accrued and unpaid interest but will be subject to adjustment in some instances, such as stock splits or share combinations, certain distributions to common stockholders, or tender offers at off-market rates. The changes in the conversion rates are intended to make convertible note holders whole for changes in the fair value of Duke Energy common stock resulting from such events. Duke Energy may not redeem the convertible notes prior to the maturity date and payments due as a result of a conversion of a convertible note would not constitute an event of default under the Master Credit Facility.
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
The table below includes borrowing sublimits and available capacity under these credit facilities.

	December 31, 2025
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$10,000	$3,425	$1,650	$1,675	$700	$700	$850	$1,000
Reduction to backstop issuances
Commercial paper(b)	(2,144)	(1,019)	(300)	(150)	—	(34)	(260)	(381)
Outstanding letters of credit	(7)	(2)	(4)	(1)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity	$7,768	$2,404	$1,346	$1,524	$700	$666	$509	$619
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
In September 2025, Duke Energy (Parent) entered into a 364-day term loan facility with commitments totaling $2 billion. As of December 31, 2025, $2.0 billion was drawn under the term loan facility, which was classified as Current maturities of long-term debt on the Consolidated Balance Sheets. Borrowings were used to pay down short-term debt and for general corporate purposes.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida
In November 2024, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida entered into term loan facilities intended to meet incremental financing needs resulting from expenditures for the restoration of service and rebuilding of infrastructure related to hurricanes Debby, Helene and Milton as described in Note 4. Duke Energy Carolinas and Duke Energy Progress entered into two-year term loan facilities with commitments totaling $700 million and $250 million, respectively. Duke Energy Florida entered into a 364-day term loan facility with commitments totaling $800 million. As of December 31, 2024, $455 million and $185 million in borrowings under the term loan facilities for Duke Energy Carolinas and Duke Energy Progress, respectively, were classified as Long-Term Debt and $100 million in borrowings for Duke Energy Florida were classified as Current maturities of long-term debt on the Consolidated Balance Sheets.
In September 2025, Duke Energy Carolinas and Duke Energy Progress repaid their respective term loan facilities. In the third quarter of 2025, Duke Energy Florida repaid $450 million of borrowings on its outstanding term loan facility. The remaining $350 million was repaid in October 2025.
Piedmont
In August 2025, Piedmont entered into a 364-day term loan facility with commitments totaling $450 million. As of December 31, 2025, $450 million was drawn under the term loan facility, which was classified as Current maturities of long-term debt on the Consolidated Balance Sheets. Borrowings were used to repay $150 million of maturities due September 2025, to pay down short-term debt and for general corporate purposes.
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
Also in September 2025, Duke Energy filed a Form S-3 with the SEC that allows Duke Energy to sell up to $4 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $2 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of December 31, 2025, and 2024, was $1,110 million and $1,070 million, respectively. The notes are short-term debt obligations of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.
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
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Duke Energy's Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio not to exceed 65% for each borrower, excluding Piedmont, and 70% for Piedmont. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2025, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Other Loans
As of December 31, 2025, and 2024, Duke Energy had loans outstanding of $935 million, including $31 million at Duke Energy Progress, and $903 million, including $32 million at Duke Energy Progress, respectively, against the cash surrender value of life insurance policies it owns on the lives of its executives. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	GUARANTEES AND INDEMNIFICATIONS
8. GUARANTEES AND INDEMNIFICATIONS
Duke Energy has various financial and performance guarantees and indemnifications with non-consolidated entities, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, standby letters of credit, debt guarantees and indemnifications and include guarantees and indemnifications related to Commercial Renewables Disposal Groups as described in Note 2. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2025, Duke Energy does not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.
On January 2, 2007, Duke Energy completed the spin-off of its previously wholly owned natural gas businesses to shareholders. Guarantees issued by Duke Energy or its affiliates, or assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2025, the maximum potential amount of future payments associated with these guarantees were $18 million, the majority of which expire by 2028.
In addition to the Spectra Capital guarantee above, Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of these entities. The maximum potential amount of future payments required under these guarantees that have capped maximums as of December 31, 2025, was $26 million of which all expire between 2026 and 2030. Additionally, certain guarantees that expire in 2026 have uncapped maximum potential payments; however, Duke Energy does not believe these guarantees will have a material effect on its results of operations, cash flows or financial position.
Duke Energy uses bank-issued standby letters of credit to secure the performance of wholly owned and non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations to the issuing bank that are triggered by a draw by the third party or customer due to the failure of the wholly owned or non-wholly owned entity to perform according to the terms of its underlying contract. At December 31, 2025, Duke Energy had issued a total of $335 million in letters of credit, which expire between 2026 and 2029. There are no unused amounts under these letters of credit.
Duke Energy recognized $1 million and $2 million as of December 31, 2025, and 2024, respectively, in Other within Other Noncurrent Liabilities on the Consolidated Balance Sheets, for the guarantees discussed above. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.
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

	December 31, 2025
				Construction
	Ownership	Property, Plant	Accumulated	Work in
(in millions except for ownership interest)	Interest	and Equipment	Depreciation	Progress
Duke Energy Carolinas
Catawba (units 1 and 2)(a)	19.25%	$1,067	$600	$28
W.S. Lee CC(b)	87.27%	659	139	6
Duke Energy Indiana
Gibson (unit 5)(c)	50.05%	491	295	1
Vermillion(d)	62.50%	182	127	1
Transmission and local facilities(c)	Various	8,543	1,805	357
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
The following table presents the AROs recorded on the Consolidated Balance Sheets.

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities	$4,668	$2,158	$2,497	$2,428	$69	$—	$—	$—
Closure of ash impoundments	4,607	1,610	1,838	1,814	24	64	1,095	—
Other	350	74	151	47	104	71	30	25
Total asset retirement obligation	$9,625	$3,842	$4,486	$4,289	$197	$135	$1,125	$25
Less: Current portion	579	245	196	194	2	6	133	—
Total noncurrent asset retirement obligation	$9,046	$3,597	$4,290	$4,095	$195	$129	$992	$25
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

	Decommissioning
(in millions)	Costs	Year of Cost Study
Duke Energy	$8,972	2023 and 2024
Duke Energy Carolinas(a)	4,439	2023
Progress Energy	4,533	2024
Duke Energy Progress(b)	4,477	2024
Duke Energy Florida(c)	56	N/A
(a)    Decommissioning costs for Duke Energy Carolinas reflect its ownership interest in jointly owned reactors. Other joint owners are responsible for decommissioning costs related to their interest in the reactors. Duke Energy Carolinas' site-specific nuclear decommissioning cost study and a funding study were filed with the NCUC and PSCSC in 2024.
(b)    Duke Energy Progress' site-specific nuclear decommissioning cost study and a funding study were filed with the NCUC and PSCSC in 2025.
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

	December 31,
(in millions)	2025	2024
Duke Energy	$11,373	$10,044
Duke Energy Carolinas	6,453	5,687
Progress Energy	4,920	4,357
Duke Energy Progress	4,920	4,357
Nuclear Operating Licenses
As described in Note 4, Duke Energy Carolinas and Duke Energy Progress intend to seek renewal of operating licenses and 20-year license extensions for all of their nuclear stations. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Units 1 and 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Units 1 and 2	2053
Oconee Unit 3	2054
Duke Energy Progress
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
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
Closure of Ash Impoundments
The Duke Energy Registrants are subject to state and federal regulations covering the closure of coal ash impoundments, including federal CCR rules and the Coal Ash Act, and other agreements. In April 2024, the EPA issued the 2024 CCR Rule, which significantly expanded the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. AROs recorded on the Duke Energy Registrants' Consolidated Balance Sheets include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of these regulations and agreements.
The ARO amount recorded on the Consolidated Balance Sheets is based upon estimated closure costs for impacted ash impoundments. The amount recorded represents the discounted cash flows for estimated closure costs based upon specific closure plans. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from ash basins, consolidating material as necessary and capping the ash with a synthetic barrier. The ultimate method and timetable for closure will be in compliance with standards set by federal and state regulations and other agreements. The ARO amount will be adjusted as additional information is gained through the closure and post-closure process, including acceptance and approval of compliance approaches, which may change management assumptions, and may result in a material change to the balance. See the ARO Liability Rollforward section below for information on revisions made to the coal ash liability during 2025 and 2024.
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

FINANCIAL STATEMENTS	ASSET RETIREMENT OBLIGATIONS
ARO Liability Rollforward
The following tables present changes in the liability associated with AROs.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2023	$9,152	$4,013	$4,145	$3,870	$275	$136	$809	$21
Accretion expense(a)	434	183	199	190	9	7	49	2
Liabilities settled(b)	(634)	(212)	(321)	(232)	(89)	(7)	(94)	—
Liabilities incurred in the current year	20	8	12	—	12	—	—	—
Revisions in estimates of cash flows(c)	1,016	(2)	513	506	7	3	504	1
Balance at December 31, 2024	9,988	3,990	4,548	4,334	214	139	1,268	24
Accretion expense(a)	474	188	219	211	8	7	65	1
Liabilities settled(b)	(584)	(227)	(245)	(203)	(42)	(6)	(106)	—
Liabilities incurred in the current year	18	1	17	5	12	—	—	—
Revisions in estimates of cash flows(c)	(271)	(110)	(53)	(58)	5	(5)	(102)	—
Balance at December 31, 2025	$9,625	$3,842	$4,486	$4,289	$197	$135	$1,125	$25

(a)    Substantially all accretion expense has been deferred in accordance with regulatory accounting treatment.
(b)    Amounts primarily relate to ash impoundment closures and nuclear decommissioning.
(c)    The amounts recorded represent the discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The increases in 2024 primarily relate to additional scope requirements to regulate the disposal of CCR in landfills and surface impoundments as a result of the 2024 CCR Rule, including an increase in groundwater monitoring wells. The decreases in 2025 primarily relate to lower third-party markup and a shift in timing of costs to future years.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT
11. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment for Duke Energy and its subsidiary registrants.

	December 31, 2025
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,667	$644	$1,226	$557	$669	$289	$157	$326
Plant – Regulated
Electric generation, distribution and transmission	38	145,947	52,259	66,751	37,561	29,190	7,945	18,992	—
Natural gas transmission and distribution	58	14,201	—	—	—	—	4,529	—	9,672
Other buildings and improvements	40	3,214	1,280	854	423	431	437	381	262
Nuclear fuel		3,683	2,128	1,555	1,555	—	—	—	—
Equipment	11	4,193	1,132	1,456	852	604	555	540	131
Construction in process		10,075	3,708	4,390	2,761	1,629	394	884	408
Other	11	6,429	1,362	2,115	1,466	637	478	287	526
Total property, plant and equipment(a)		190,409	62,513	78,347	45,175	33,160	14,627	21,241	11,325
Total accumulated depreciation – regulated(b)(c)		(59,441)	(20,658)	(25,425)	(16,980)	(8,437)	(3,812)	(7,492)	(2,168)
Total accumulated depreciation – other(d)		(1,009)	—	—	—	—	—	—	—
Total net property, plant and equipment		$129,959	$41,855	$52,922	$28,195	$24,723	$10,815	$13,749	$9,157
(a)    Includes finance leases of $682 million, $349 million, $605 million, $478 million, $127 million and $13 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy, Duke Energy Progress and Duke Energy Florida amounts are net of $208 million, $203 million and $5 million, respectively, of accumulated amortization of finance leases.
(b)    Includes $1,886 million, $1,064 million, $822 million and $822 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $98 million and $5 million at Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $35 million at Duke Energy.

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2024
	Average
	Remaining		Duke		Duke	Duke	Duke	Duke
	Useful Life	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	(Years)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Land		$2,503	$617	$1,134	$535	$599	$258	$144	$325
Plant – Regulated
Electric generation, distribution and transmission	37	137,836	49,547	62,351	35,633	26,718	7,634	18,304	—
Natural gas transmission and distribution	57	13,482	—	—	—	—	4,255	—	9,227
Other buildings and improvements	41	2,948	1,256	698	391	307	418	372	204
Nuclear fuel		3,518	2,003	1,515	1,515	—	—	—	—
Equipment	13	3,850	997	1,252	753	499	542	490	157
Construction in process		7,756	2,735	3,657	1,884	1,773	385	406	311
Other	10	6,844	1,227	1,953	1,349	594	426	254	488
Total property, plant and equipment(a)		178,737	58,382	72,560	42,060	30,490	13,918	19,970	10,712
Total accumulated depreciation – regulated(b)(c)		(55,143)	(19,090)	(23,586)	(15,930)	(7,650)	(3,674)	(6,848)	(2,041)
Total accumulated depreciation – other(d)		(1,968)	—	—	—	—	—	—	—
Total net property, plant and equipment		$121,626	$39,292	$48,974	$26,130	$22,840	$10,244	$13,122	$8,671
(a)    Includes finance leases of $670 million, $336 million, $620 million, $512 million, $108 million, and $10 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana, respectively, primarily within Plant – Regulated. The Progress Energy and Duke Energy Progress amounts are net of $159 million of accumulated amortization of finance leases.
(b)    Includes $1,824 million, $1,010 million, $814 million and $814 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Progress, respectively.
(c)    Includes accumulated amortization of finance leases of $84 million and $4 million at Duke Energy Carolinas and Duke Energy Indiana, respectively.
(d)    Includes accumulated amortization of finance leases of $25 million at Duke Energy.
The following table presents capitalized interest, which includes the debt component of AFUDC.

	Years Ended December 31,
(in millions)	2025	2024	2023
Duke Energy	$182	$201	$201
Duke Energy Carolinas	66	61	62
Progress Energy	60	57	41
Duke Energy Progress	53	52	35
Duke Energy Florida	7	5	6
Duke Energy Ohio	10	14	16
Duke Energy Indiana	2	13	21
Piedmont	7	8	8
12. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.0 billion is allocated $17.4 billion to EU&I and $1.6 billion to GU&I on Duke Energy's Consolidated Balance Sheets at December 31, 2025, and 2024. There are no accumulated impairment charges.
In July 2025, Piedmont entered into a purchase agreement for the sale of Piedmont's Tennessee business. In the third quarter of 2025, Duke Energy reclassified the Piedmont Tennessee Disposal Group to assets held for sale. As a result, $294 million of Duke Energy’s Goodwill balance that is allocated to the Piedmont Tennessee Disposal Group was reclassified to noncurrent assets held for sale on Duke Energy's Consolidated Balance Sheets. See Note 2 for additional information.

FINANCIAL STATEMENTS	GOODWILL AND INTANGIBLE ASSETS
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Consolidated Balance Sheets at December 31, 2025, and 2024.
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.
Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
In July 2025, Piedmont entered into a purchase agreement for the sale of Piedmont's Tennessee business. In the third quarter of 2025, $10 million of Piedmont’s Goodwill balance that is allocated to the Piedmont Tennessee Disposal Group was reclassified to noncurrent assets held for sale on Piedmont's Consolidated Balance Sheets. See Note 2 for additional information.
Goodwill Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in 2025.
INTANGIBLE ASSETS
The following tables show the carrying amount and accumulated amortization of intangible assets included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2025, and 2024.

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	259	115	143	143	—	1	—	—
Other	47	—	5	1	4	—	—	22
Total gross carrying amounts	314	115	153	146	7	1	2	22
Accumulated amortization – other	(23)	—	(4)	—	(4)	—	—	(12)
Total intangible assets, net	$291	$115	$149	$146	$3	$1	$2	$10

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Emission allowances	$8	$—	$5	$2	$3	$—	$2	$—
Renewable energy certificates	241	103	136	136	—	2	—	—
Other	47	—	5	1	4	—	—	22
Total gross carrying amounts	296	103	146	139	7	2	2	22
Accumulated amortization – other	(19)	—	(3)	—	(3)	—	—	(9)
Total intangible assets, net	$277	$103	$143	$139	$4	$2	$2	$13
Amortization Expense
Amortization expense amounts for other intangible assets are immaterial for the years ended December 31, 2025, 2024 and 2023, and are expected to be immaterial for the next five years as of December 31, 2025.
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

	Years Ended December 31,
	2025		2024		2023
		Equity in		Equity in	Equity in
(in millions)	Investments	earnings	Investments	(losses) earnings	earnings
Electric Utilities and Infrastructure	$—	$—	$28	$(11)	$7
Gas Utilities and Infrastructure	177	15	186	(48)	40
Other	153	36	139	50	66
Total	$330	$51	$353	$(9)	$113
During the years ended December 31, 2025, 2024 and 2023, Duke Energy received distributions from equity investments of $30 million, $66 million and $50 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. During the years ended December 31, 2025, 2024 and 2023, Duke Energy received distributions from equity investments of $22 million, $25 million and $16 million, respectively, which are included in Return of investment capital within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
During the years ended December 31, 2025, 2024 and 2023, Piedmont received distributions from equity investments of $5 million, $9 million and $9 million, respectively, which are included in Other assets within Cash Flows from Operating Activities. During the years ended December 31, 2025, 2024 and 2023, Piedmont received distributions from equity investments of $2 million, $2 million and $1 million, respectively, which are included within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.
Significant investments in affiliates accounted for under the equity method are discussed below.
Electric Utilities and Infrastructure
In January 2025, Duke Energy entered into an agreement to sell its indirect 50% ownership interest in DATC Path 15 Transmission LLC. Duke Energy recorded a pretax charge of $15 million in Equity in earnings (losses) of unconsolidated affiliates on Duke Energy's Consolidated Statements of Operations for the year ended December 31, 2024. The sale closed in March 2025.
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
Renewable Natural Gas Investments
Duke Energy has investments in various renewable natural gas projects. These investments include an interest in SustainRNG, a developer of renewable natural gas projects, as well as multiple project companies developed by SustainRNG. In December 2024, Duke Energy recorded a pretax charge of $54 million within Equity in earnings (losses) of unconsolidated affiliates on the Consolidated Statements of Operations, fully impairing Duke Energy's investments in the project companies. Duke Energy's remaining interest in SustainRNG was sold in January 2026, and net proceeds from the disposition were not material.
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

	Years Ended December 31,
(in millions)	2025	2024	2023
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$638	$812	$823
Indemnification coverages(b)	54	44	34
JDA revenue(c)	119	35	34
JDA expense(c)	349	187	177
Intercompany natural gas purchases(d)	6	12	11
Progress Energy
Corporate governance and shared service expenses(a)	$591	$709	$736
Indemnification coverages(b)	63	57	47
JDA revenue(c)	349	187	177
JDA expense(c)	119	35	34
Intercompany natural gas purchases(d)	76	75	75
Duke Energy Progress
Corporate governance and shared service expenses(a)	$342	$426	$434
Indemnification coverages(b)	26	23	20
JDA revenue(c)	349	187	177
JDA expense(c)	119	35	34
Intercompany natural gas purchases(d)	76	75	75
Duke Energy Florida
Corporate governance and shared service expenses(a)	$249	$283	$302
Indemnification coverages(b)	37	34	27
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$260	$304	$294
Indemnification coverages(b)	6	6	5
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$293	$355	$365
Indemnification coverages(b)	9	10	8
Piedmont
Corporate governance and shared service expenses(a)	$143	$166	$149
Indemnification coverages(b)	5	4	4
Intercompany natural gas sales(d)	82	87	86
Natural gas storage and transportation costs(e)	22	23	24
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

FINANCIAL STATEMENTS	RELATED PARTY TRANSACTIONS
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
December 31, 2025
Intercompany income tax payable	$81	$72	$77	$12	$10	$39	$59

December 31, 2024
Intercompany income tax receivable	$—	$—	$—	$154	$—	$—	$—
Intercompany income tax payable	419	169	315	—	43	110	43
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the years ended December 31, 2025, 2024 and 2023, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,725	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,852	2,175	1,325	650	675	325	27
Total notional amount	$5,577	$2,175	$1,325	$650	$675	$325	$27

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,825	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,202	1,150	1,775	1,125	650	250	27
Total notional amount	$6,027	$1,150	$1,775	$1,125	$650	$250	$27
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

	December 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	10,615	—	—	—	1,349	9,266	—
Natural gas (millions of Dth)	814	307	286	286	—	33	188

	December 31, 2024
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	12,229	—	—	—	1,287	10,942	—
Natural gas (millions of Dth)	779	276	246	246	—	32	225
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk.

							Fair Value Gain (Loss)(a)
			Receive			Hedge	(in millions)
	Pay Notional		Notional		Receive	Maturity	Years Ended December 31,
	(in millions)	Pay Rate	(in millions)		Rate	Date	2025	2024	2023
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$84	$(41)	$17
	537	5.31%	500	euros	3.85%	June 2034	70	(34)	15
	815	5.65%	750	euros	3.75%	April 2031	104	(38)	—
Total	$1,997		1,850	euros			$258	$(113)	$32
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

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$28	$9	$7	$7	$—	$—	$11	$—
Noncurrent	28	12	16	16	—	—	—	—
Total Derivative Assets – Commodity Contracts	$56	$21	$23	$23	$—	$—	$11	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	20	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$63	$34	$29	$29	$1	$—	$—	$—
Noncurrent	62	46	15	—	14	—	1	—
Total Derivative Assets – Interest Rate Contracts	$170	$80	$44	$29	$15	$—	$1	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	156	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$156	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$382	$101	$67	$52	$15	$—	$12	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$104	$53	$25	$25	$—	$—	$7	$19
Noncurrent	106	32	21	21	—	—	—	53
Total Derivative Liabilities – Commodity Contracts	$210	$85	$46	$46	$—	$—	$7	$72
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	—	3	(4)	(5)	1	—	2	—
Noncurrent	7	—	6	6	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$7	$3	$2	$1	$1	$1	$2	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$244	$88	$48	$47	$1	$1	$9	$72

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$49	$20	$17	$17	$—	$1	$8	$1
Noncurrent	60	29	32	32	—	—	—	—
Total Derivative Assets – Commodity Contracts	$109	$49	$49	$49	$—	$1	$8	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$108	$—	$—	$—	$—	$—	$—	$—
Noncurrent	52	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	$110	$19	$55	$44	$11	$—	$36	$—
Noncurrent	50	26	23	16	7	—	—	—
Total Derivative Assets – Interest Rate Contracts	$320	$45	$78	$60	$18	$—	$36	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	$5	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Foreign Currency Contracts	$5	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$434	$94	$127	$109	$18	$1	$44	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Not Designated as Hedging Instruments
Current	$108	$57	$32	$32	$—	$—	$3	$16
Noncurrent	134	31	24	24	—	—	—	78
Total Derivative Liabilities – Commodity Contracts	$242	$88	$56	$56	$—	$—	$3	$94
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	2	—	2	1	1	—	—	—
Noncurrent	1	—	—	—	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$3	$—	$2	$1	$1	$1	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$35	$—	$—	$—	$—	$—	$—	$—
Noncurrent	39	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$74	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$319	$88	$58	$57	$1	$1	$3	$94
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

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$116	$43	$36	$36	$1	$—	$11	$—
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Net amounts presented in Current Assets: Other	$100	$34	$29	$29	$1	$—	$11	$—
Noncurrent
Gross amounts recognized	$266	$58	$31	$16	$14	$—	$1	$—
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$244	$47	$20	$5	$14	$—	$1	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$131	$56	$21	$20	$1	$—	$9	$19
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Cash collateral posted	(8)	(1)	—	—	—	—	(7)	—
Net amounts presented in Current Liabilities: Other	$107	$46	$14	$13	$1	$—	$2	$19
Noncurrent
Gross amounts recognized	$113	$32	$27	$27	$—	$1	$—	$53
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Cash collateral posted	(1)	(1)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$90	$20	$16	$16	$—	$1	$—	$53

Derivative Assets	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$267	$39	$72	$61	$11	$1	$44	$1
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Net amounts presented in Current Assets: Other	$238	$24	$58	$47	$11	$1	$44	$1
Noncurrent
Gross amounts recognized	$167	$55	$55	$48	$7	$—	$—	$—
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$130	$36	$38	$31	$7	$—	$—	$—

Derivative Liabilities	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$145	$57	$34	$33	$1	$—	$3	$16
Offset	(29)	(15)	(14)	(14)	—	—	—	—
Cash collateral posted	(3)	(2)	—	—	—	—	(1)	—
Net amounts presented in Current Liabilities: Other	$113	$40	$20	$19	$1	$—	$2	$16
Noncurrent
Gross amounts recognized	$174	$31	$24	$24	$—	$1	$—	$78
Offset	(37)	(19)	(17)	(17)	—	—	—	—
Cash collateral posted	(4)	(4)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$133	$8	$7	$7	$—	$1	$—	$78

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	December 31, 2025
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$102	$59	$43	$43
Fair value of collateral already posted	2	2	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	100	57	43	43

	December 31, 2024
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$101	$52	$49	$49
Fair value of collateral already posted	6	6	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	95	46	49	49
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
Investment Trusts
The investments within the Investment Trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives and guidelines set forth by the investment manager agreements and trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt securities within the Investment Trusts are recognized immediately and deferred to regulatory accounts where appropriate.
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of December 31, 2025, and 2024.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$175	$—	$—	$139
Equity securities	6,041	14	8,519	5,753	61	8,233
Corporate debt securities	17	18	1,056	6	33	673
Municipal bonds	4	13	366	2	14	342
U.S. government bonds	31	39	2,487	3	84	1,806
Other debt securities	3	5	284	1	8	239
Total NDTF Investments	$6,096	$89	$12,887	$5,765	$200	$11,432
Other Investments
Cash and cash equivalents	$—	$—	$53	$—	$—	$47
Equity securities	57	—	139	39	4	160
Corporate debt securities	—	2	75	—	5	79
Municipal bonds	—	1	67	—	1	83
U.S. government bonds	—	4	59	—	5	59
Other debt securities	—	2	45	—	4	45
Total Other Investments	$57	$9	$438	$39	$19	$473
Total Investments	$6,153	$98	$13,325	$5,804	$219	$11,905
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2025, 2024 and 2023, were as follows.

	Years Ended December 31,
(in millions)	2025	2024	2023
FV-NI:
Realized gains	$1,174	$600	$129
Realized losses	145	85	146
AFS:
Realized gains	67	28	44
Realized losses	77	67	140
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$92	$—	$—	$62
Equity securities	3,533	10	4,896	3,386	33	4,751
Corporate debt securities	9	15	662	2	27	401
Municipal bonds	—	5	42	—	4	36
U.S. government bonds	16	26	1,403	—	50	991
Other debt securities	3	5	242	1	8	223
Total NDTF Investments	$3,561	$61	$7,337	$3,389	$122	$6,464

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2025, 2024 and 2023, were as follows.

	Years Ended December 31,
(in millions)	2025	2024	2023
FV-NI:
Realized gains	$693	$298	$82
Realized losses	77	40	79
AFS:
Realized gains	51	14	22
Realized losses	57	40	65
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$83	$—	$—	$77
Equity securities	2,508	4	3,623	2,367	28	3,482
Corporate debt securities	8	3	394	4	6	272
Municipal bonds	4	8	324	2	10	306
U.S. government bonds	15	13	1,084	3	34	815
Other debt securities	—	—	42	—	—	16
Total NDTF Investments	$2,535	$28	$5,550	$2,376	$78	$4,968
Other Investments
Cash and cash equivalents	$—	$—	$34	$—	$—	$23
Municipal bonds	—	—	24	—	—	24
Total Other Investments	$—	$—	$58	$—	$—	$47
Total Investments	$2,535	$28	$5,608	$2,376	$78	$5,015
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2025, 2024 and 2023, were as follows.

	Years Ended December 31,
(in millions)	2025	2024	2023
FV-NI:
Realized gains	$481	$302	$47
Realized losses	68	45	67
AFS:
Realized gains	16	14	22
Realized losses	20	27	75

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$71	$—	$—	$54
Equity securities	2,380	4	3,485	2,256	28	3,362
Corporate debt securities	8	3	375	4	6	256
Municipal bonds	4	8	324	2	10	306
U.S. government bonds	14	10	958	3	26	645
Other debt securities	—	—	41	—	—	14
Total NDTF Investments	$2,406	$25	$5,254	$2,265	$70	$4,637
Other Investments
Cash and cash equivalents	$—	$—	$24	$—	$—	$16
Total Other Investments	$—	$—	$24	$—	$—	$16
Total Investments	$2,406	$25	$5,278	$2,265	$70	$4,653
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2025, 2024 and 2023, were as follows.

	Years Ended December 31,
(in millions)	2025	2024	2023
FV-NI:
Realized gains	$478	$288	$44
Realized losses	67	44	66
AFS:
Realized gains	15	13	20
Realized losses	19	26	70

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	December 31, 2025			December 31, 2024
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized		Unrealized	Unrealized
	Holding	Holding	Estimated	Holding	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
NDTF
Cash and cash equivalents	$—	$—	$12	$—	$—	$23
Equity securities	128	—	138	111	—	120
Corporate debt securities	—	—	19	—	—	16
U.S. government bonds	1	3	126	—	8	170
Other debt securities	—	—	1	—	—	2
Total NDTF Investments(a)	$129	$3	$296	$111	$8	$331
Other Investments
Cash and cash equivalents	$—	$—	$5	$—	$—	$3
Municipal bonds	—	—	24	—	—	24
Total Other Investments	$—	$—	$29	$—	$—	$27
Total Investments	$129	$3	$325	$111	$8	$358
(a)    During the years ended December 31, 2025, and 2024, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2025, 2024 and 2023, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	December 31, 2025			December 31, 2024
	Gross	Gross		Gross
	Unrealized	Unrealized		Unrealized
	Holding	Holding	Estimated	Holding	Estimated
(in millions)	Gains	Losses	Fair Value	Losses	Fair Value
Investments
Cash and cash equivalents	$—	$—	$—	$—	$1
Equity securities	6	—	53	4	89
Corporate debt securities	—	—	1	—	6
Municipal bonds	—	1	25	1	43
U.S. government bonds	—	—	3	—	7
Total Investments	$6	$1	$82	$5	$146
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the years ended December 31, 2025, 2024 and 2023, were immaterial.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	December 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$108	$15	$92	$17	$75	$1
Due after one through five years	1,130	564	501	473	28	8
Due after five through 10 years	955	513	395	378	17	6
Due after 10 years	2,246	1,257	880	830	50	14
Total	$4,439	$2,349	$1,868	$1,698	$170	$29
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

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$175	$175	$—	$—	$—
NDTF equity securities	8,519	8,494	3	—	22
NDTF debt securities	4,193	1,480	2,713	—	—
Other equity securities	139	139	—	—	—
Other debt securities	246	55	191	—	—
Other cash and cash equivalents	53	53	—	—	—
Derivative assets	382	2	371	9	—
Total assets	13,707	10,398	3,278	9	22
Derivative liabilities	(244)	(7)	(237)	—	—
Net assets	$13,463	$10,391	$3,041	$9	$22

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$139	$139	$—	$—	$—
NDTF equity securities	8,233	8,203	2	—	28
NDTF debt securities	3,060	1,022	2,038	—	—
Other equity securities	160	160	—	—	—
Other debt securities	266	52	214	—	—
Other cash and cash equivalents	47	47	—	—	—
Derivative assets	434	2	423	9	—
Total assets	12,339	9,625	2,677	9	28
Derivative liabilities	(319)	(3)	(316)	—	—
Net assets	$12,020	$9,622	$2,361	$9	$28
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2025	2024
Balance at beginning of period	$9	$15
Purchases, sales, issuances and settlements:
Purchases	14	29
Settlements	(6)	(46)
Net transfers Out of Level 3	(7)	—
Total (losses) gains included on the Consolidated Balance Sheet	(1)	11
Balance at end of period	$9	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$92	$92	$—	$—
NDTF equity securities	4,896	4,871	3	22
NDTF debt securities	2,349	776	1,573	—
Derivative assets	101	—	101	—
Total assets	7,438	5,739	1,677	22
Derivative liabilities	(88)	—	(88)	—
Net assets	$7,350	$5,739	$1,589	$22

	December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$62	$62	$—	$—
NDTF equity securities	4,751	4,721	2	28
NDTF debt securities	1,651	520	1,131	—
Derivative assets	94	—	94	—
Total assets	6,558	5,303	1,227	28
Derivative liabilities	(88)	—	(88)	—
Net assets	$6,470	$5,303	$1,139	$28
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$83	$83	$—	$77	$77	$—
NDTF equity securities	3,623	3,623	—	3,482	3,482	—
NDTF debt securities	1,844	704	1,140	1,409	502	907
Other debt securities	24	—	24	24	—	24
Other cash and cash equivalents	34	34	—	23	23	—
Derivative assets	67	—	67	127	—	127
Total assets	5,675	4,444	1,231	5,142	4,084	1,058
Derivative liabilities	(48)	—	(48)	(58)	—	(58)
Net assets	$5,627	$4,444	$1,183	$5,084	$4,084	$1,000

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$71	$71	$—	$54	$54	$—
NDTF equity securities	3,485	3,485	—	3,362	3,362	—
NDTF debt securities	1,698	597	1,101	1,221	365	856
Other cash and cash equivalents	24	24	—	16	16	—
Derivative assets	52	—	52	109	—	109
Total assets	5,330	4,177	1,153	4,762	3,797	965
Derivative liabilities	(47)	—	(47)	(57)	—	(57)
Net assets	$5,283	$4,177	$1,106	$4,705	$3,797	$908
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$12	$12	$—	$23	$23	$—
NDTF equity securities	138	138	—	120	120	—
NDTF debt securities	146	107	39	188	137	51
Other debt securities	24	—	24	24	—	24
Other cash and cash equivalents	5	5	—	3	3	—
Derivative assets	15	—	15	18	—	18
Total assets	340	262	78	376	283	93
Derivative liabilities	(1)	—	(1)	(1)	—	(1)
Net assets	$339	$262	$77	$375	$283	$92
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets were not material at December 31, 2025, and 2024.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2025				December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$53	$53	$—	$—	$89	$89	$—	$—
Other debt securities	29	—	29	—	56	—	56	—
Other cash equivalents	—	—	—	—	1	1	—	—
Derivative assets	12	2	1	9	44	—	36	8
Total assets	94	55	30	9	190	90	92	8
Derivative liabilities	(9)	(7)	(2)	—	(3)	(3)	—	—
Net assets	$85	$48	$28	$9	$187	$87	$92	$8

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Years Ended December 31,
(in millions)	2025	2024
Balance at beginning of period	$8	$13
Purchases, sales, issuances and settlements:
Purchases	12	27
Settlements	(4)	(42)
Net transfers In (Out) of Level 3 due to observability of inputs	(7)	—
Total gains included on the Consolidated Balance Sheet	—	10
Balance at end of period	$9	$8
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets.

	December 31, 2025			December 31, 2024
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Derivative assets	$—	$—	$—	$1	$1	$—
Derivative liabilities	(72)	—	(72)	(94)	—	(94)
Net (liabilities) assets	$(72)	$—	$(72)	$(93)	$1	$(94)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2025
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Indiana
FTRs	9	RTO auction pricing	FTR price – per MWh	(1.00)	–	14.63	1.13
Duke Energy
Total Level 3 derivatives	$9

	December 31, 2024
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$1	RTO auction pricing	FTR price – per MWh	$—	–	$1.13	$0.48
Duke Energy Indiana
FTRs	8	RTO auction pricing	FTR price – per MWh	(0.63)	–	9.24	0.94
Duke Energy
Total Level 3 derivatives	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	December 31, 2025		December 31, 2024
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$87,212	$79,863	$80,689	$73,440
Duke Energy Carolinas	18,777	16,764	17,490	15,975
Progress Energy	26,848	24,957	24,496	22,548
Duke Energy Progress	13,896	12,445	12,504	11,009
Duke Energy Florida	11,307	10,720	10,348	9,752
Duke Energy Ohio	4,420	4,151	4,165	3,871
Duke Energy Indiana	5,093	4,646	4,798	4,329
Piedmont	4,251	3,960	4,003	3,584
(a)    Book value of long-term debt includes $921 million and $1.0 billion as of December 31, 2025, and December 31, 2024, of unamortized debt discount and premium, net in purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both December 31, 2025, and December 31, 2024, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
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
No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2025, 2024 and 2023, or is expected to be provided in the future, that was not previously contractually required.
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
DERF, DEPR and DEFR borrowed amounts under credit facilities to buy these receivables. Borrowing availability from the credit facilities was limited to the amount of qualified receivables purchased, which generally excluded receivables past due more than a predetermined number of days and reserved for expected past-due balances. The sole source of funds to satisfy the related debt obligations were cash collections from the receivables. Amounts borrowed under the DERF, DEPR, and DEFR credit facilities were reflected on the Consolidated Balance Sheets as Current maturities of long-term debt as of December 31, 2024.
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
In March 2025, Duke Energy Progress repaid all outstanding DEPR borrowings totaling $400 million and terminated the related DEPR credit facility. Additionally, Duke Energy Progress' related restricted receivables outstanding at DEPR at the time of termination totaled $943 million and were transferred back to Duke Energy Progress to be collected and reporting as Receivables on the on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
Receivables Financing – CRC
CRC was a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, CRC bought certain accounts receivable arising from the sale of electricity, natural gas and related services from Duke Energy Ohio and Duke Energy Indiana. CRC then borrowed amounts under a credit facility to buy the receivables from Duke Energy Ohio and Duke Energy Indiana. Borrowing availability from the credit facility was limited to the amount of qualified receivables sold to CRC, which generally excluded receivables past due more than a predetermined number of days and reserved for expected past-due balances. The sole source of funds to satisfy the related debt obligation was cash collections from the receivables.
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
Receivables Financing – Credit Facilities
The following table summarizes the amounts and expiration dates of the credit facilities and associated restricted receivables reported on the Consolidated Balance Sheets.

	Duke Energy	Duke Energy
	Carolinas	Progress
(in millions)	DERF	DEPR
Expiration date	(a)	(b)
Credit facility amount	(a)	(b)
Amounts borrowed at December 31, 2025	—	—
Amounts borrowed at December 31, 2024	500	400
Restricted Receivables at December 31, 2025	—	—
Restricted Receivables at December 31, 2024	1,054	835
(a)    In January 2025, Duke Energy Carolinas repaid all outstanding DERF borrowing and terminated the related $500 million DERF credit facility.
(b)    In March 2025, Duke Energy repaid all the outstanding DEPR borrowing and terminated the related $400 million DEPR credit facility.
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

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
The following table summarizes the impact of DEFPF on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,
(in millions)	2025	2024
Receivables of VIEs	$3	$—
Regulatory Assets: Current	62	61
Current Assets: Other	34	35
Other Noncurrent Assets: Regulatory assets	682	741
Other Noncurrent Assets: Other	7	7
Current Liabilities: Other	7	8
Current maturities of long-term debt	61	59
Long-Term Debt	712	773
Storm Recovery Bonds
Duke Energy Carolinas NC Storm Funding, LLC (DECNCSF), Duke Energy Carolinas NC Storm Funding II, LLC (DECNCSFII), Duke Energy Carolinas SC Storm Funding, LLC (DECSCSF), Duke Energy Progress NC Storm Funding, LLC (DEPNCSF), Duke Energy Progress NC Storm Funding II, LLC (DEPNCSFII) and Duke Energy Progress SC Storm Funding, LLC (DEPSCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress. DECNCSF and DEPNCSF were formed in 2021, DEPSCSF was formed in 2024 and DECNCSFII, DECSCSF and DEPNCSFII were formed in 2025, all for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs incurred in North Carolina and South Carolina.
In 2021, DECNCSF and DEPNCSF issued senior secured bonds, and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property was created by state legislation and NCUC financing orders for the purpose of financing storm costs incurred in 2018 and 2019. In April 2024, DEPSCSF issued $177 million of senior secured bonds and used the proceeds to acquire storm recovery property from Duke Energy Progress. The storm recovery property was created by state legislation and a PSCSC financing order for the purpose of financing storm costs incurred from 2014 through 2022. In September 2025, DECNCSFII issued $582 million of senior secured bonds and DEPNCSFII issued $461 million of senior secured bonds. In November 2025, DECSCSF issued $561 million of senior secured bonds. Proceeds were used to recover previously incurred storm costs, repay the Duke Energy Carolinas and Duke Energy Progress term loan facilities and for general company purposes. See Note 7 for more information.
The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Carolinas’ and Duke Energy Progress’ North Carolina and South Carolina retail customers until the bonds are paid in full and all financing costs have been recovered from each respective utility and jurisdiction. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Carolinas or Duke Energy Progress. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Duke Energy Carolinas and Duke Energy Progress have the power to direct the significant activities of the VIEs as described above and therefore Duke Energy Carolinas and Duke Energy Progress are considered the primary beneficiaries. Duke Energy Carolinas consolidates DECNCSF, DECNCSFII and DECSCSF and Duke Energy Progress consolidates DEPNCSF, DEPNCSFII and DEPSCSF.
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	December 31, 2025
	Duke Energy Carolinas			Duke Energy Progress
(in millions)	DECNCSF	DECNCSFII	DECSCSF	DEPNCSF	DEPNCSFII	DEPSCSF
Receivables of VIEs	1	3	—	4	3	2
Regulatory Assets: Current	12	29	31	39	23	8
Current Assets: Other	9	3	—	30	3	5
Other Noncurrent Assets: Regulatory assets	179	550	528	583	435	151
Other Noncurrent Assets: Other	1	3	3	4	2	1
Current maturities of long-term debt	11	2	3	35	1	5
Long-Term Debt	188	575	553	611	455	158

	December 31, 2024
	Duke Energy Carolinas	Duke Energy Progress
(in millions)	DECNCSF	DEPNCSF	DEPSCSF
Regulatory Assets: Current	$12	$39	$8
Current Assets: Other	9	27	13
Other Noncurrent Assets: Regulatory assets	189	620	155
Other Noncurrent Assets: Other	1	4	1
Current maturities of long-term debt	10	34	9
Current Liabilities: Other	2	10	7
Long-Term Debt	198	646	163

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
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
The following table summarizes the impact of this VIE on Duke Energy Florida's Consolidated Balance Sheets.

	December 31,
(in millions)	2025	2024
Inventory	$669	494
Accounts Payable	289	208
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
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
The following table shows sales and cash flows related to receivables sold and reflects CRC activity prior to its termination in March 2024.

	Duke Energy Ohio		Duke Energy Indiana
	Years Ended December 31,		Years Ended December 31,
(in millions)	2024	2023	2024	2023
Sales
Receivables sold	$474	$2,578	$473	$3,223
Loss recognized on sale	7	34	6	39
Cash flows
Cash proceeds from receivables sold	478	2,591	523	3,294
Collection fees received	—	1	—	2
Return received on retained interests	4	19	4	25
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
The majority of wholesale revenues are full requirements contracts where the customers purchase the substantial majority of their energy needs and do not have a fixed quantity of contractually required energy or capacity. As such, related forecasted revenues are considered optional purchases. Supplemental requirements contracts that include contracted blocks of energy and capacity at contractually fixed prices have the following estimated remaining performance obligations as of December 31, 2025:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Duke Energy Carolinas	$12	$12	$12	$—	$—	$—	$36
Progress Energy	43	43	13	13	14	29	155
Duke Energy Progress	6	6	6	6	7	14	45
Duke Energy Florida	37	37	7	7	7	15	110
Duke Energy Indiana	17	15	5	—	—	—	37
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
Fixed capacity payments under long-term contracts for the GU&I segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations as of December 31, 2025, are as follows:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Piedmont	$54	$48	$45	$44	$42	$109	$342
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

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$13,756	$4,124	$7,067	$2,965	$4,102	$1,116	$1,450	$—
Commercial	8,337	2,885	3,825	1,732	2,093	603	1,024	—
Industrial	3,423	1,422	1,065	750	315	142	794	—
Wholesale	2,402	621	1,475	1,353	122	92	218	—
Other revenues	945	449	870	512	358	68	25	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$28,863	$9,501	$14,302	$7,312	$6,990	$2,021	$3,511	$—

Gas Utilities and Infrastructure
Residential	$1,596	$—	$—	$—	$—	$496	$—	$1,100
Commercial	808	—	—	—	—	181	—	627
Industrial	190	—	—	—	—	44	—	146
Power Generation	—	—	—	—	—	—	—	34
Other revenues	256	—	—	—	—	25	—	255
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,850	$—	$—	$—	$—	$746	$—	$2,162

Other
Revenue from contracts with customers	$28	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$31,741	$9,501	$14,302	$7,312	$6,990	$2,767	$3,511	$2,162

Other revenue sources(a)	$496	$212	$207	$74	$115	$30	$33	$75
Total revenues	$32,237	$9,713	$14,509	$7,386	$7,105	$2,797	$3,544	$2,237

FINANCIAL STATEMENTS	REVENUE

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$12,901	$4,150	$6,592	$2,872	$3,720	$1,009	$1,149	$—
Commercial	8,207	3,080	3,718	1,754	1,964	590	818	—
Industrial	3,427	1,488	1,066	742	324	149	724	—
Wholesale	2,205	547	1,414	1,268	146	51	194	—
Other revenues	1,029	350	674	343	331	89	107	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$27,769	$9,615	$13,464	$6,979	$6,485	$1,888	$2,992	$—

Gas Utilities and Infrastructure
Residential	$1,320	$—	$—	$—	$—	$427	$—	$893
Commercial	639	—	—	—	—	153	—	486
Industrial	158	—	—	—	—	33	—	125
Power Generation	—	—	—	—	—	—	—	33
Other revenues	126	—	—	—	—	26	—	100
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,243	$—	$—	$—	$—	$639	$—	$1,637

Other
Revenue from contracts with customers	$38	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$30,050	$9,615	$13,464	$6,979	$6,485	$2,527	$2,992	$1,637

Other revenue sources(a)	$307	$103	$169	$38	$110	$18	$48	$92
Total revenues	$30,357	$9,718	$13,633	$7,017	$6,595	$2,545	$3,040	$1,729

FINANCIAL STATEMENTS	REVENUE

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$12,098	$3,409	$6,510	$2,540	$3,970	$947	$1,233	$—
Commercial	7,895	2,670	3,762	1,588	2,174	552	911	—
Industrial	3,416	1,334	1,105	733	372	191	786	—
Wholesale	2,175	492	1,388	1,240	148	46	248	—
Other revenues	962	318	590	325	265	93	157	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$26,546	$8,223	$13,355	$6,426	$6,929	$1,829	$3,335	$—

Gas Utilities and Infrastructure
Residential	$1,226	$—	$—	$—	$—	$435	$—	$792
Commercial	605	—	—	—	—	154	—	450
Industrial	141	—	—	—	—	26	—	115
Power Generation	—	—	—	—	—	—	—	31
Other revenues	119	—	—	—	—	24	—	95
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,091	$—	$—	$—	$—	$639	$—	$1,483

Other
Revenue from contracts with customers	$37	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$28,674	$8,223	$13,355	$6,426	$6,929	$2,468	$3,335	$1,483

Other revenue sources(a)	$386	$65	$189	$62	$107	$39	$64	$145
Total revenues	$29,060	$8,288	$13,544	$6,488	$7,036	$2,507	$3,399	$1,628
(a)    Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.
The following table presents the reserve for credit losses for trade and other receivables.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2022	$213	$68	$81	$44	$36	$6	$4	$11
Write-Offs	(162)	(71)	(84)	(41)	(42)	—	—	(8)
Credit Loss Expense	99	35	48	12	37	3	1	5
Other Adjustments	52	24	29	29	—	—	—	—
Balance at December 31, 2023	$202	$56	$74	$44	$31	$9	$5	$8
Write-Offs	(131)	(55)	(73)	(45)	(28)	—	—	(3)
Credit Loss Expense	97	39	51	25	26	3	2	2
Other Adjustments	39	29	21	20	—	31	8	—
Balance at December 31, 2024	$207	$69	$73	$44	$29	$43	$15	$7
Write-Offs	(164)	(52)	(62)	(37)	(25)	(21)	(13)	(17)
Credit Loss Expense	106	26	39	16	23	15	13	14
Other Adjustments	45	12	15	15	—	14	—	2
Balance at December 31, 2025	$194	$55	$65	$38	$27	$51	$15	$6
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
20. STOCKHOLDERS' EQUITY
Basic EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as convertible debt or equity forward sale agreements, are exercised or settled. Duke Energy applies the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted EPS, if applicable. Duke Energy’s participating securities are RSUs that are entitled to dividends declared on Duke Energy common stock during the RSUs vesting periods. Dividends declared on preferred stock are recorded on the Consolidated Statements of Operations as a reduction of net income to arrive at net income available to Duke Energy common stockholders. Dividends accumulated on preferred stock are an adjustment to net income used in the calculation of basic and diluted EPS.
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Years Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Net Income available to Duke Energy common stockholders	$4,912	$4,402	$2,735
Less: Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	1	7	(1,391)
Accumulated preferred stock dividends adjustment	—	14	—
Less: Impact of participating securities	6	6	6
Income from continuing operations available to Duke Energy common stockholders	$4,905	$4,403	$4,120
Income (Loss) from discontinued operations, net of tax	$1	$10	$(1,455)
Add: Loss (Income) attributable to NCI	—	(3)	64
Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	$1	$7	$(1,391)

Weighted average common shares outstanding – basic and diluted	777	772	771
EPS from continuing operations available to Duke Energy common stockholders
Basic and Diluted(a)	$6.31	$5.70	$5.35
Earnings (Loss) Per Share from discontinued operations attributable to Duke Energy common stockholders
Basic and Diluted(a)	$—	$0.01	$(1.81)
Potentially dilutive items excluded from the calculation(b)	2	2	2
Dividends declared per common share	$4.22	$4.14	$4.06
Dividends declared on Series A preferred stock per depositary share(c)	$1.437	$1.437	$1.437
Dividends declared on Series B preferred stock per share(d)	$—	$48.750	$48.750
(a)    For the year ended December 31, 2025, the convertible notes were included in the calculation of diluted EPS, but the impact was immaterial. For the years ended December 31, 2024, and 2023, the convertible notes were excluded from the calculations of diluted EPS because the effect was antidilutive.
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
Common Stock
In November 2022, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it could sell up to $1.5 billion of its common stock through an ATM offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy could issue and sell shares of common stock through September 2025.
In December 2024, Duke Energy physically settled equity forwards under the prior ATM program by delivering approximately 2.9 million shares of common stock in exchange for net cash proceeds of $297 million. Additionally, in December 2024, a fifth and final tranche of ATM equity issuances delivered 671,216 shares of common stock in exchange for net cash proceeds of $74 million, resulting in a total of 3.6 million shares of common stock issued in exchange for total cash proceeds of $371 million for the year ended December 31, 2024.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
The following table shows ATM equity issuances pursuant to forward contracts executed during February and March 2025.

Tranche	Shares Priced	Initial Forward Price
1	1,710,979	$116.02
2	1,262,618	$117.94
3	1,264,410	$117.79
Total	4,238,007

The equity forwards require Duke Energy to either physically settle the transactions by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternatives are at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Consolidated Financial Statements with respect to the ATM offering until settlement of the equity forwards occurs, which is expected by December 31, 2026. The initial forward sale prices will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreements. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method.
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
21. SEVERANCE
During 2023, as Duke Energy transitioned from the foundational work of energy transition strategy planning to the launch of the largest power generation build period in its history, the Company streamlined certain functions and changed how it was structured and staffed to ensure the resulting organization reflected best-in-class standards, was optimally aligned with its jurisdictions, and was best positioned to serve customers, stakeholders and investors. As a result, Duke Energy extended involuntary severance benefits to certain employees in specific areas as a part of its organizational optimization. For the year ended December 31, 2023, Duke Energy recorded severance charges of approximately $97 million within Operation, maintenance and other on the Consolidated Statements of Operations. These charges, along with amortization of severance-related regulatory deferrals and the reversal of certain prior period severance costs, resulted in a total severance charge of $102 million in 2023.

FINANCIAL STATEMENTS	SEVERANCE
The following table presents the direct and allocated severance and related charges accrued by the Duke Energy Registrants within Operation, maintenance and other on the Consolidated Statements of Operations.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Year Ended December 31, 2025(a)	$(8)	$(2)	$(5)	$(2)	$(3)	$—	$—	$—
Year Ended December 31, 2024(a)	(28)	(11)	(9)	(5)	(4)	(2)	(4)	(2)
Year Ended December 31, 2023(b)	102	53	33	21	12	3	6	4
(a)    Primarily related to adjustments associated with 2023 severance charges.
(b)    Primarily related to the severance for 682 employees.
The table below presents the severance liability for past and ongoing severance plans including the plans described above.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2023	$102	$35	$16	$8	$8	$1	$4	$2
Provision/Adjustments	(28)	(6)	(3)	(1)	(2)	(1)	(3)	(1)
Cash Reductions	(55)	(21)	(11)	(6)	(5)	—	(1)	(1)
Balance at December 31, 2024	$19	$8	$2	$1	$1	$—	$—	$—
Provision/Adjustments	(8)	(3)	(1)	(1)	—	—	—	—
Cash Reductions	(11)	(5)	(1)	—	(1)	—	—	—
Balance at December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
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
The following table summarizes the total expense recognized by the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2025	2024	2023
Duke Energy	$74	$70	$71
Duke Energy Carolinas	27	25	25
Progress Energy	29	28	28
Duke Energy Progress	18	17	17
Duke Energy Florida	11	11	11
Duke Energy Ohio	6	5	5
Duke Energy Indiana	8	7	7
Piedmont	4	4	4
Duke Energy's pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense and stock-based compensation costs capitalized are included in the following table.

	Years Ended December 31,
(in millions)	2025	2024	2023
RSU awards	$58	$49	$54
Performance awards	44	47	43
Pretax stock-based compensation cost	$102	$96	$97
Stock-based compensation costs capitalized	7	6	6
Stock-based compensation expense	$95	$90	$91
Tax benefit associated with stock-based compensation expense	$21	$20	$20

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
RESTRICTED STOCK UNIT AWARDS
RSU awards generally vest over periods from immediate to three years. Fair value amounts are based on the market price of Duke Energy's common stock on the grant date. The following table includes information related to RSU awards.

	Years Ended December 31,
	2025	2024	2023
Shares granted (in thousands)	564	598	670
Fair value (in millions)	$66	$59	$65
The following table summarizes information about RSU awards outstanding.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2024	1,059	$98
Granted	564	117
Vested	(602)	99
Forfeited	(59)	109
Outstanding at December 31, 2025	962	108
RSU awards expected to vest	897	108
The total grant date fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, was $59 million, $55 million and $52 million, respectively. At December 31, 2025, Duke Energy had $38 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 23 months.
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
Relative TSR is valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the predefined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant are incorporated within the model. For performance awards granted in 2025, the model used a risk-free interest rate of 4.04%, which reflects the yield on three-year Treasury bonds as of the grant date, and an expected volatility of 18.8% based on Duke Energy's historical volatility over three years using daily stock prices.
The following table includes information related to stock-based performance awards.

	Years Ended December 31,
	2025	2024	2023
Shares granted assuming target performance (in thousands)	338	440	422
Fair value (in millions)	$41	$42	$42
The following table summarizes information about stock-based performance awards outstanding and assumes payout at the target level.

		Weighted Average
	Shares	Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at December 31, 2024	1,187	$98
Granted	338	122
Vested	(382)	99
Forfeited	(36)	116
Outstanding at December 31, 2025	1,107	104
Stock-based performance awards expected to vest	1,079	104

FINANCIAL STATEMENTS	STOCK-BASED COMPENSATION
The total grant date fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, was $38 million, $30 million and $31 million, respectively. At December 31, 2025, Duke Energy had $26 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 22 months.
23. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans, which consist of the Duke Energy Retirement Cash Balance Plan (RCBP) and the Duke Energy Legacy Pension Plan (DELPP). These plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage of current eligible earnings, age or age and years of service and interest credits. Certain employees are eligible for benefits that use a final average earnings formula. Under these final average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-, four- or five-year average earnings, (ii) highest three-, four- or five-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) or (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans that cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new participants.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan assets as of December 31, 2025, were attributable to actual investment performance that exceeded expected investment performance. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2025, were primarily attributable to the decrease in the discount rate used to measure plan obligations. Actuarial gains experienced by the defined benefit retirement plans in remeasuring plan obligations as of December 31, 2024, were primarily attributable to the increase in the discount rate used to measure plan obligations. Actuarial losses experienced by the defined benefit retirement plans in remeasuring plan assets as of December 31, 2024, were primarily attributable to actual investment performance that was less than expected investment performance.
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
Settlement charges recognized by the Subsidiary Registrants as of December 31, 2024, which represent amounts allocated by Duke Energy for employees of the Subsidiary Registrants and allocated charges for their proportionate share of settlement charges for employees of Duke Energy's shared services affiliate, and recorded to Regulatory Assets within Other Noncurrent Assets on the Consolidated Balance Sheets were $31 million for Duke Energy Carolinas, $23 million for Progress Energy, $16 million for Duke Energy Progress, $7 million for Duke Energy Florida, $3 million for Duke Energy Indiana and $4 million for Piedmont. Settlement charges recognized by the Subsidiary Registrants as of December 31, 2024, recorded to Other income and expenses, net, within the 2024 Consolidated Statements of Operations were $3 million for Duke Energy Carolinas, $5 million for Progress Energy, $5 million for Duke Energy Progress, $2 million for Duke Energy Ohio and $1 million for Piedmont.
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
Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented prior to capitalization of amounts reflected as Net property, plant and equipment, on the Consolidated Balance Sheets. Only the service cost component of net periodic benefit costs is eligible to be capitalized. The remaining non-capitalized portions of net periodic benefit costs are classified as either: (1) service cost, which is recorded in Operation, maintenance and other on the Consolidated Statements of Operations; or as (2) components of non-service cost, which is recorded in Other income and expenses, net on the Consolidated Statements of Operations. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Consolidated Statements of Operations of the Subsidiary Registrants also include allocated net periodic benefit costs for their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. However, in the tables below, these amounts are only presented within the Duke Energy column (except for amortization of settlement charges). These allocated amounts are included in the governance and shared service costs discussed in Note 14.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its qualified defined benefit pension plans.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Contributions Made:
2025	$100	$27	$23	$14	$10	$6	$8	$3
2024	100	26	23	14	9	5	8	3
2023	100	26	22	13	9	5	8	3

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
QUALIFIED PENSION PLANS
Components of Net Periodic Pension Costs

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$107	$36	$30	$18	$12	$3	$6	$4
Interest cost on projected benefit obligation	329	79	103	46	57	17	26	10
Expected return on plan assets	(597)	(153)	(220)	(98)	(120)	(24)	(40)	(20)
Amortization of actuarial loss	61	15	19	10	9	2	5	4
Amortization of prior service credit	(13)	(1)	—	—	—	—	(2)	(7)
Amortization of settlement charges	25	12	7	5	2	—	2	4
Net periodic pension costs(a)(b)	$(88)	$(12)	$(61)	$(19)	$(40)	$(2)	$(3)	$(5)

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$114	$37	$32	$19	$13	$3	$6	$4
Interest cost on projected benefit obligation	325	78	103	47	56	17	26	9
Expected return on plan assets	(613)	(161)	(217)	(99)	(116)	(25)	(42)	(20)
Amortization of actuarial loss	36	8	10	6	5	1	4	3
Amortization of prior service credit	(13)	(1)	—	—	—	—	(2)	(7)
Amortization of settlement charges(c)	32	12	10	9	2	2	2	5
Net periodic pension costs(a)(b)	$(119)	$(27)	$(62)	$(18)	$(40)	$(2)	$(6)	$(6)

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$117	$38	$33	$19	$13	$3	$6	$4
Interest cost on projected benefit obligation	344	84	107	49	57	18	27	9
Expected return on plan assets	(588)	(160)	(198)	(93)	(104)	(24)	(40)	(20)
Amortization of actuarial loss	10	2	4	2	2	—	2	—
Amortization of prior service credit	(14)	(1)	—	—	—	—	(2)	(7)
Amortization of settlement charges	19	9	5	3	1	—	1	4
Net periodic pension costs(a)(b)	$(112)	$(28)	$(49)	$(20)	$(31)	$(3)	$(6)	$(10)
(a)    Duke Energy amounts exclude $2 million, $2 million and $3 million for the years ended December 2025, 2024 and 2023, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $1 million for the years ended December 2025, 2024 and 2023, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(c)    Includes settlement charges not deferred as a regulatory asset.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net decrease	$(202)	$(46)	$(84)	$(40)	$(43)	$(8)	$(6)	$(9)
Accumulated other comprehensive loss (income)
Deferred income tax benefit	$3	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year actuarial (losses) gains	(17)	—	(1)	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(14)	$—	$(1)	$—	$—	$—	$—	$—

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net increase	$147	$39	$33	$1	$31	$11	$6	$16
Accumulated other comprehensive loss (income)
Deferred income tax benefit	$3	$—	$—	$—	$—	$—	$—	$—
Amortization of prior year service credit	1	—	—	—	—	—	—	—
Amortization of prior year actuarial losses	(12)	—	1	—	—	—	(2)	—
Net amount recognized in accumulated other comprehensive income	$(8)	$—	$1	$—	$—	$—	$(2)	$—
Reconciliation of Funded Status to Net Amount Recognized

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$5,980	$1,444	$1,875	$838	$1,027	$309	$471	$181
Service cost	100	34	28	17	11	2	5	3
Interest cost	329	79	103	46	57	17	26	10
Actuarial loss (gain)	86	32	39	16	23	2	8	(2)
Benefits paid	(624)	(181)	(186)	(103)	(81)	(26)	(50)	(16)
Transfers	—	—	—	—	—	1	14	—
Obligation at measurement date	$5,871	$1,408	$1,859	$814	$1,037	$305	$474	$176
Accumulated Benefit Obligation at measurement date	$5,839	$1,408	$1,846	$813	$1,023	$300	$469	$176
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$6,887	$1,781	$2,376	$1,069	$1,290	$309	$498	$214
Employer contributions	100	27	23	14	10	6	8	3
Actual return on plan assets	847	214	323	145	176	31	52	28
Benefits paid	(624)	(181)	(186)	(103)	(81)	(26)	(50)	(16)
Transfers	—	—	—	—	—	1	14	—
Plan assets at measurement date	$7,210	$1,841	$2,536	$1,125	$1,395	$321	$522	$229
Funded status of plan	$1,339	$433	$677	$311	$358	$16	$48	$53

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Projected Benefit Obligation
Obligation at prior measurement date	$6,299	$1,514	$1,990	$911	$1,069	$325	$496	$175
Service cost	107	36	30	18	12	3	6	4
Interest cost	325	78	103	47	56	17	26	9
Actuarial (gain)/loss	(106)	(13)	(50)	(27)	(22)	(3)	(16)	5
Benefits paid	(645)	(177)	(198)	(111)	(88)	(33)	(41)	(12)
Transfers	—	6	—	—	—	—	—	—
Obligation at measurement date	$5,980	$1,444	$1,875	$838	$1,027	$309	$471	$181
Accumulated Benefit Obligation at measurement date	$5,948	$1,444	$1,861	$838	$1,013	$304	$466	$181
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$7,162	$1,853	$2,453	$1,120	$1,316	$326	$514	$213
Employer contributions	100	26	23	14	9	5	8	3
Actual return on plan assets	270	73	98	46	53	11	17	10
Benefits paid	(645)	(177)	(198)	(111)	(88)	(33)	(41)	(12)
Transfers	—	6	—	—	—	—	—	—
Plan assets at measurement date	$6,887	$1,781	$2,376	$1,069	$1,290	$309	$498	$214
Funded status of plan	$907	$337	$501	$231	$263	$—	$27	$33
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$1,339	$433	$678	$312	$358	$89	$120	$53
Noncurrent pension liability(b)	$—	$—	$1	$1	$—	$73	$72	$—
Net asset recognized	$1,339	$433	$677	$311	$358	$16	$48	$53
Regulatory assets	$1,966	$524	$627	$314	$313	$92	$176	$104
Accumulated other comprehensive income (loss)
Deferred income tax benefit	$(21)	$—	$(1)	$—	$—	$—	$—	$—
Net actuarial loss	98	—	3	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$77	$—	$2	$—	$—	$—	$—	$—

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded pension(a)	$907	$337	$501	$231	$263	$74	$101	$33
Noncurrent pension liability(b)	$—	$—	$—	$—	$—	$74	$74	$—
Net asset recognized	$907	$337	$501	$231	$263	$—	$27	$33
Regulatory assets	$2,168	$570	$711	$354	$356	$100	$182	$113
Accumulated other comprehensive (income) loss
Deferred income tax benefit	$(24)	$—	$(1)	$—	$—	$—	$—	$—
Net actuarial loss	115	—	4	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$91	$—	$3	$—	$—	$—	$—	$—
(a)    Included in Other within Other Noncurrent Assets on the Consolidated Balance Sheets.
(b)    Included in Accrued pension and other post-retirement benefit costs on the Consolidated Balance Sheets.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	December 31, 2025
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$112	$216
Accumulated benefit obligation	107	211
Fair value of plan assets	39	145

	December 31, 2024
	Duke	Duke
	Energy	Energy
(in millions)	Ohio	Indiana
Projected benefit obligation	$106	$203
Accumulated benefit obligation	101	197
Fair value of plan assets	32	128
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
The RCBP contains a mostly active participant population while the DELPP contains a mostly inactive participant population. The average remaining service period for RCBP participants is nine years and the average life expectancy of DELPP participants is 15 years. Unrecognized net actuarial gains/losses and prior service credit are amortized over 11 years for Duke Energy and Duke Energy Carolinas, 14 years for Duke Energy Ohio, 13 years for Duke Energy Indiana, and nine years for Progress Energy, Duke Energy Progress, Duke Energy Florida and Piedmont.
The following tables present the assumptions or range of assumptions used for pension benefit accounting.

	December 31,
	2025			2024			2023
Benefit Obligations
Discount rate			5.50%			5.70%			5.40%
Interest crediting rate			4.84%			4.78%			4.15%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Net Periodic Benefit Cost
Discount rate			5.70%	5.00%	–	5.40%			5.60%
Interest crediting rate			4.78%			4.15%			4.35%
Salary increase	3.50%	–	4.00%	3.50%	–	4.00%	3.50%	–	4.00%
Expected long-term rate of return on plan assets	8.50%	–	7.00%	8.50%	–	7.00%	6.50%	–	8.25%
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2026	$596	$157	$176	$89	$86	$30	$44	$19
2027	578	150	173	86	87	29	43	18
2028	565	145	169	81	87	29	43	17
2029	540	135	165	77	87	28	43	16
2030	514	126	159	73	86	28	42	16
2031-2035	2,319	540	740	324	412	124	198	71

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
NON-QUALIFIED PENSION PLANS
The accumulated benefit obligation, which equals the projected benefit obligation for non-qualified pension plans, was $187 million for Duke Energy, $7 million for Duke Energy Carolinas, $69 million for Progress Energy, $22 million for Duke Energy Progress, $25 million for Duke Energy Florida, $2 million for Duke Energy Ohio, $1 million for Duke Energy Indiana and $2 million for Piedmont as of December 31, 2025.
Employer contributions, which equal benefits paid for non-qualified pension plans, were $29 million for Duke Energy, $1 million for Duke Energy Carolinas, $7 million for Progress Energy, $2 million for Duke Energy Progress and $3 million for Duke Energy Florida for the year ended December 31, 2025. Employer contributions were not material for Duke Energy Ohio, Duke Energy Indiana or Piedmont for the year ended December 31, 2025.
Net periodic pension costs for non-qualified pension plans were not material for the years ended December 31, 2025, 2024 or 2023.
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
Duke Energy did not make any prefunding contributions to its other post-retirement benefit plans during the years ended December 31, 2025, 2024 or 2023.
Components of Net Periodic Other Post-Retirement Benefit Costs

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	18	3	8	5	3	1	1	1
Expected return on plan assets	(12)	(8)	—	—	—	—	—	(2)
Amortization of actuarial (gain) loss	(3)	(1)	5	4	2	(1)	(1)	—
Amortization of prior service credit	(21)	(4)	(11)	(6)	(5)	—	(5)	—
Net periodic post-retirement benefit costs (a)(b) (c)	$(16)	$(10)	$2	$3	$—	$—	$(5)	$(1)

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$—	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	17	3	7	4	3	1	1	1
Expected return on plan assets	(11)	(8)	—	—	—	—	—	(2)
Amortization of actuarial (gain) loss	(6)	(2)	8	6	2	(2)	(4)	—
Amortization of prior service credit	(21)	(4)	(11)	(6)	(5)	—	(5)	—
Net periodic post-retirement benefit costs(a)(b)	$(19)	$(11)	$4	$4	$—	$(1)	$(8)	$(1)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$2	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	22	5	9	5	4	1	1	1
Expected return on plan assets	(11)	(7)	—	—	—	—	—	(2)
Amortization of actuarial (gain) loss	(6)	(3)	8	5	2	(2)	(3)	—
Amortization of prior service credit	(23)	(5)	(11)	(6)	(5)	—	(5)	—
Net periodic post-retirement benefit costs(a)(b)	$(16)	$(9)	$6	$4	$1	$(1)	$(7)	$(1)
(a)    Duke Energy amounts exclude $3 million, $4 million and $4 million for the years ended December 2025, 2024 and 2023, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(b)    Duke Energy Ohio amounts exclude $1 million, $1 million and $1 million for the years ended December 2025, 2024 and 2023, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy's merger with Cinergy in April 2006.
(c)    Duke Energy and Duke Energy Indiana amounts exclude $5 million for the year ended December 2025 of net periodic post-retirement benefit costs associated with a regulatory adjustment.
Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Assets and Liabilities

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(11)	$(17)	$7	$2	$5	$—	$(3)	$(1)
Regulatory liabilities, net (decrease) increase	$(30)	$(17)	$(1)	$(1)	$—	$(1)	$(9)	$1
Accumulated other comprehensive (income) loss
Amortization of prior year actuarial gain	(1)	—	—	—	—	—	—	—
Net amount recognized in accumulated other comprehensive income	$(1)	$—	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Regulatory assets, net (decrease) increase	$(42)	$(62)	$23	$17	$5	$(1)	$(3)	$—
Regulatory liabilities, net (decrease) increase	$(76)	$(71)	$12	$12	$—	$(3)	$(12)	$—
Accumulated other comprehensive (income) loss
Amortization of prior year actuarial gain	$1	$—	$—	$—	$—	$—	$—	$—
Net amount recognized in accumulated other comprehensive income	$1	$—	$—	$—	$—	$—	$—	$—

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Benefit Obligation
Post-retirement benefit obligation at prior measurement date	$334	$63	$146	$87	$60	$18	$20	$15
Service cost	2	—	—	—	—	—	—	—
Interest cost	18	3	8	5	3	1	1	1
Plan participants' contributions	1	—	—	—	—	—	—	—
Actuarial losses (gains)	1	(1)	2	2	1	—	1	1
Benefits paid	(35)	(8)	(14)	(8)	(6)	(2)	(3)	(2)
Post-retirement benefit obligation at measurement date	$321	$57	$142	$86	$58	$17	$19	$15
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$161	$107	$(1)	$—	$—	$7	$—	$29
Actual return on plan assets	18	10	—	—	—	1	—	4
Benefits paid	(35)	(8)	(14)	(8)	(6)	(2)	(3)	(2)
Employer contributions	26	3	13	8	6	2	3	1
Plan participants' contributions	1	—	—	—	—	—	—	—
Plan assets at measurement date	$171	$112	$(2)	$—	$—	$8	$—	$32
Funded status of plan	$(150)	$55	$(144)	$(86)	$(58)	$(9)	$(19)	$17

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Change in Benefit Obligation
Post-retirement benefit obligation at prior measurement date	$347	$69	$146	$84	$60	$19	$24	$15
Service cost	2	—	—	—	—	—	—	—
Interest cost	17	3	7	4	3	1	1	1
Plan participants' contributions	3	1	1	—	—	—	—	—
Actuarial losses (gains)	2	(2)	7	5	3	—	(2)	—
Benefits paid	(37)	(8)	(15)	(6)	(6)	(2)	(3)	(1)
Post-retirement benefit obligation at measurement date	$334	$63	$146	$87	$60	$18	$20	$15
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$156	$102	$(1)	$(1)	$(1)	$7	$3	$27
Actual return on plan assets	7	4	—	—	—	—	—	3
Benefits paid	(37)	(8)	(15)	(6)	(6)	(2)	(3)	(1)
Tax Refund	5	4	—	—	—	—	—	—
Employer contributions	27	4	14	7	7	2	—	—
Plan participants' contributions	3	1	1	—	—	—	—	—
Plan assets at measurement date	$161	$107	$(1)	$—	$—	$7	$—	$29
Funded status of plan	$(173)	$44	$(147)	$(87)	$(60)	$(11)	$(20)	$14

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit(a)	$—	$55	$—	$—	$—	$1	$—	$17
Current post-retirement liability(b)	8	—	5	3	2	1	—	—
Noncurrent post-retirement liability(c)	142	—	139	83	56	9	19	—
Net liability (asset) recognized	$150	$(55)	$144	$86	$58	$9	$19	$(17)
Regulatory assets	$70	$—	$69	$48	$21	$1	$17	$—
Regulatory liabilities	$124	$18	$11	$11	$—	$13	$53	$1
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Net actuarial gain	(13)	—	(1)	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(10)	$—	$(1)	$—	$—	$—	$—	$—

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Prefunded post-retirement benefit(a)	$—	$44	$—	$—	$—	$1	$—	$14
Current post-retirement liability(b)	8	—	5	3	2	1	—	—
Noncurrent post-retirement liability(c)	165	—	142	84	58	11	20	—
Net liability (asset) recognized	$173	$(44)	$147	$87	$60	$11	$20	$(14)
Regulatory assets	$81	$17	$62	$46	$16	$1	$20	$1
Regulatory liabilities	$154	$35	$12	$12	$—	$14	$62	$—
Accumulated other comprehensive (income) loss
Deferred income tax expense	$3	$—	$—	$—	$—	$—	$—	$—
Net actuarial gain	(12)	—	(1)	—	—	—	—	—
Net amounts recognized in accumulated other comprehensive income	$(9)	$—	$(1)	$—	$—	$—	$—	$—
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
The average remaining service period of active covered employees is seven years for Duke Energy, Duke Energy Carolinas and Duke Energy Florida, six years for Progress Energy, Duke Energy Ohio, Duke Energy Indiana and Piedmont and five years for Duke Energy Progress.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following tables present the assumptions used for other post-retirement benefits accounting.

	December 31,
	2025			2024			2023
Benefit Obligations
Discount rate			5.50%			5.70%			5.40%
Net Periodic Benefit Cost
Discount rate			5.70%			5.40%			5.60%
Expected long-term rate of return on plan assets	2.50%	–	8.50%	2.75%	–	8.50%	4.00%	–	8.25%
Assumed Health Care Cost Trend Rate

	December 31,
	2025	2024
Health care cost trend rate assumed for next year – pre-65 trend	8.00%	7.00%
Health care cost trend rate assumed for next year – post-65 trend	8.00%	—%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	4.75%
Year that rate reaches ultimate trend	2038	2034-2035
Expected Benefit Payments

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ending December 31,
2026	$54	$13	$18	$11	$7	$3	$4	$2
2027	44	10	16	10	7	3	3	2
2028	38	8	15	9	6	2	2	2
2029	34	7	14	8	6	2	2	2
2030	31	6	14	8	5	2	2	2
2031-2035	121	20	58	35	23	6	7	6
PLAN ASSETS
Description and Allocations
Duke Energy Corporation Master Retirement Trust
Assets for both the qualified pension and other post-retirement benefits are maintained in the Duke Energy Corporation Master Retirement Trust. Approximately 98% of the Duke Energy Corporation Master Retirement Trust assets were allocated to qualified pension plans and approximately 2% were allocated to other post-retirement plans (comprised of 401(h) accounts), as of December 31, 2025, and 2024. The investment objective of the Duke Energy Corporation Master Retirement Trust is to invest in a diverse portfolio of assets that is expected to generate positive surplus return over time (i.e., asset growth greater than liability growth) subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.
As of December 31, 2025, Duke Energy assumes qualified pension and other post-retirement plan assets will generate a long-term rate of return of 8.50% for the RCBP pension and RCBP 401(h) account assets and 7.00% for the DELPP pension and DELPP 401(h) account assets. The expected long-term rate of return was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers, where applicable. The asset allocation targets were set after considering the investment objective and the risk profile. Equity securities are held for their higher expected returns. Debt securities are primarily held to hedge the qualified pension plan. Return seeking debt securities, hedge funds and other global securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the impact of individual managers or investments.
Effective January 1, 2026, the target asset allocation for the RCBP assets is 45% liability hedging and 55% return-seeking assets and the target asset allocation for the DELPP assets is 65% liability hedging assets and 35% return-seeking assets. Duke Energy periodically reviews its asset allocation targets, and over time, as the funded status of the benefit plans change, the target asset allocations of the plans may be changed as well.
Qualified pension and other post-retirement benefits for the Subsidiary Registrants are derived from the Duke Energy Corporation Master Retirement Trust, as such, each are allocated their proportionate share of the assets discussed below.

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
The following table includes the target asset allocations by asset class at December 31, 2025, and the actual asset allocations for the RCBP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2025	2024
Global equity securities	36%	37%	44%
Global private equity securities	1%	1%	1%
Debt securities	45%	45%	33%
Return seeking debt securities	6%	5%	7%
Hedge funds	5%	5%	5%
Real assets and cash	7%	7%	10%
Total	100%	100%	100%
The following table includes the target asset allocations by asset class at December 31, 2025, and the actual asset allocations for the DELPP assets.

		Actual Allocation at
	Target	December 31,
	Allocation	2025	2024
Global equity securities	22%	23%	15%
Debt securities	65%	64%	79%
Return seeking debt securities	4%	3%	2%
Hedge funds	5%	5%	—%
Real assets and cash	4%	5%	4%
Total	100%	100%	100%
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
The following table presents target and actual asset allocations for the VEBA trusts at December 31, 2025.

		Actual Allocation at
	Target	December 31,
	Allocation	2025	2024
U.S. equity securities	29%	32%	34%
Non-U.S. equity securities	14%	17%	15%
Real estate	4%	7%	7%
Debt securities	48%	28%	31%
Cash	5%	16%	13%
Total	100%	100%	100%
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

	December 31, 2025
	Total Fair				Not
(in millions)	Value	Level 1	Level 2	Level 3	Categorized(b)
Equity securities	$2,630	$2,428	$202	$—	$—
Corporate debt securities	2,163	—	2,163	—	—
Short-term investment funds	355	—	355	—	—
Partnership interests	80	—	—	80	—
Hedge funds	301	—	—	—	301
U.S. government securities	1,609	—	1,609	—	—
Governments bonds – foreign	133	—	133	—	—
Cash	30	30	—	—	—
Government and commercial mortgage-backed securities	1	—	1	—	—
Net pending transactions and other investments	(6)	(7)	1	—	—
Total assets(a)	$7,296	$2,451	$4,464	$80	$301
(a)    Progress Energy, Duke Energy Carolinas, Duke Energy Florida, Duke Energy Progress, Duke Energy Indiana, Duke Energy Ohio and Piedmont were allocated approximately 34%, 26%, 19%, 15%, 7%, 4% and 4% respectively, of the Duke Energy Corporation Master Retirement Trust at December 31, 2025. Accordingly, all amounts included in the table above are allocable to the Subsidiary Registrants using these percentages.
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

(in millions)	2025	2024
Balance at January 1	$68	$76
Sales	(14)	(10)
Total gains and other, net	26	2
Balance at December 31	$80	$68
Other post-retirement assets
The following tables provide the fair value measurement amounts for VEBA trust assets.

	December 31, 2025
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$4	$4
Real estate	1	1
Equity securities	12	12
Debt securities	7	7
Total assets	$24	$24

	December 31, 2024
	Total Fair
(in millions)	Value	Level 2
Cash and cash equivalents	$3	$3
Real estate	1	1
Equity securities	10	10
Debt securities	6	6
Total assets	$20	$20
EMPLOYEE SAVINGS PLANS
Retirement Savings Plan
Duke Energy Corporation sponsors, and the Subsidiary Registrants participate in, an employee savings plan that covers substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of employee before-tax and Roth 401(k) contributions of up to 6% of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted EPS. For new and rehired employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4% of eligible pay per pay period, which is subject to a three-year vesting schedule, is provided to the employee’s savings plan account.
The following table includes pretax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Years ended December 31,
2025	$272	$90	$77	$47	$30	$7	$17	$15
2024	257	81	72	43	29	6	13	14
2023	238	75	62	40	22	6	13	13
24. INCOME TAXES
Inflation Reduction Act and the OBBBA
In August 2022, the IRA was signed into law. Among other provisions, the IRA implemented a new 15% corporate alternative minimum tax based on GAAP net income, with certain adjustments as defined by the IRA, and clean energy-related provisions. The IRA's clean energy provisions included, among other provisions, the extension and modification of existing investment and PTCs for projects placed in service through 2024 and introduced new technology-neutral clean energy-related tax credits beginning in 2025. In addition, the IRA created a new, zero-emission nuclear power PTC and a clean hydrogen PTC.

FINANCIAL STATEMENTS	INCOME TAXES
Duke Energy Carolinas has $913 million and $449 million of nuclear PTCs recorded on its consolidated balance sheets as of December 31, 2025, and 2024, respectively. Duke Energy Progress has $152 million and $73 million of nuclear PTCs recorded on its consolidated balance sheets as of December 31, 2025, and 2024, respectively. These amounts represent the estimated net realizable value of the PTCs, which were deferred to a regulatory liability. The Company will continue to assess its calculations and interpretations as new information and guidance becomes available.
In 2025, proceeds of $723 million were received, net of discount, related to the sale of tax credits, which primarily includes $530 million of nuclear power PTCs at Duke Energy Carolinas, $83 million of nuclear power PTCs at Duke Energy Progress and $69 million of solar PTCs at Duke Energy Florida. In 2024, net proceeds of $558 million were received related to the sale of tax credits, which primarily includes $428 million of nuclear power PTCs at Duke Energy Carolinas, $65 million of nuclear power PTCs at Duke Energy Progress, and $43 million of solar PTCs at Duke Energy Florida. See Note 4 for further details on the Subsidiary Registrants' regulatory process to pass the net realizable value back to customers over time, as applicable.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which among other things, modified tax legislation affecting clean energy tax credits. While transferability was preserved for tax credits established by the IRA, including the nuclear PTC, which remains available through 2032, the legislation phases out or terminates certain tax credits sooner than previously scheduled. To remain eligible for the PTC or ITC, solar and wind facilities must be placed in service by December 31, 2027, unless construction begins by July 4, 2026. For other types of facilities, the credits continue to be available at full value if construction begins by December 31, 2033, although there are new prohibited foreign entity restrictions. The OBBBA did not change the federal corporate income tax rate and did not require the remeasurement of deferred tax assets or liabilities. While there were no material current year impacts to the results of operations, financial position or cash flows for the Duke Energy Registrants as a result of the OBBBA being signed into law as of December 31, 2025, the Company will continue to evaluate the future impact of this tax law change as additional information and guidance becomes available.
Corporate Alternative Minimum Tax
On February 18, 2026, the U.S. Treasury Department published Notice 2026-7 (Notice) providing additional interim guidance on application of the Corporate Alternative Minimum Tax (CAMT) under the Internal Revenue Code. The notice includes adjustments to adjusted financial statement income that permit taxpayers to deduct certain tax-deductible repairs with respect to Section 168 property for CAMT purposes, as well as other adjustments related to capitalization differences. Duke Energy is evaluating the potential impact of this Notice on its CAMT liability for the current and prior taxable years, including any required financial statement adjustments, tax provision effects, or related disclosures. Duke Energy believes the interim guidance will impact the future tax liabilities but is unable to reasonably estimate the ultimate financial statement impact pending further analysis and any forthcoming proposed or final regulations.
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued new accounting guidance to enhance income tax disclosures by requiring consistent categorization and additional disaggregation of information in the rate reconciliation, as well as an annual disclosure of income taxes paid information disaggregated by jurisdiction. The Duke Energy Registrants adopted this guidance on a prospective basis as of January 1, 2025, in the Company's 2025 Form 10-K. This guidance impacted the financial statement disclosures with no impact on the results of operations, cash flows or financial condition.
Income Tax Expense
Components of Income Tax Expense
Tax benefit from discontinued operations, in the following tables, includes income tax benefits related to the Commercial Renewables Disposal Groups. See Note 2 for further details.

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current income taxes
Federal(a)	$(565)	$(278)	$134	$(118)	$264	$66	$125	$65
State	(6)	30	21	(3)	74	2	13	7
Foreign	2	—	—	—	—	—	—	—
Total current income taxes	(569)	(248)	155	(121)	338	68	138	72
Deferred income taxes
Federal	1,101	432	259	319	(57)	(3)	(64)	37
State	135	27	76	29	9	3	11	3
Total deferred income taxes(b)	1,236	459	335	348	(48)	—	(53)	40
ITC amortization	(25)	(17)	(5)	(4)	(1)	—	(3)	—
Income tax expense from continuing operations	642	194	485	223	289	68	82	112
(a)    Transferrable Federal credits under IRC Section 6418 are recorded net of discount in current Federal income tax expense.
(b)     Total deferred income taxes include income tax attribute (generation)/utilization, under the tax sharing agreement, as follows:
Duke Energy: $354 million
Duke Energy Carolinas: $(36) million
Progress Energy: $(11) million

FINANCIAL STATEMENTS	INCOME TAXES
Duke Energy Progress: $(29) million
Duke Energy Florida: $4 million
Duke Energy Ohio: $(14) million
Duke Energy Indiana: $(45) million
Piedmont: $(2) million

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

FINANCIAL STATEMENTS	INCOME TAXES
Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2025	2024	2023
Domestic	$5,674	$5,145	$4,700
Foreign	38	49	67
Income from continuing operations before income taxes	$5,712	$5,194	$4,767
Statutory Rate Reconciliation
The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations.

	Year Ended December 31, 2025
	Duke		Duke Energy		Progress		Duke Energy
($ in millions and effective tax rate in percent)	Energy		Carolinas		Energy		Progress
U.S. Federal statutory income tax	$1,200	21.0%	$483	21.0%	$609	21.0%	$316	21.0%
Federal
Tax credits
PTCs (solar)	(65)	(1.1)%	—	—%	(65)	(2.2)%	(1)	—%
Amortization of PTCs (nuclear)	(36)	(0.6)%	(36)	(1.6)%	—	—%	—	—%
Amortization of ITCs	(25)	(0.4)%	(17)	(0.7)%	(5)	(0.2)%	(4)	(0.3)%
Other	(23)	(0.4)%	(11)	(0.5)%	(9)	(0.3)%	(6)	(0.4)%
Nontaxable and Nondeductible
Regulatory Deferrals
AFUDC equity income	(68)	(1.2)%	(30)	(1.3)%	(25)	(0.9)%	(21)	(1.4)%
AFUDC equity depreciation	46	0.8%	19	0.8%	19	0.7%	11	0.7%
Amortization of EDIT	(466)	(8.2)%	(260)	(11.3)%	(118)	(4.1)%	(96)	(6.4)%
Other	(27)	(0.5)%	(1)	—%	1	—%	2	0.1%
Changes in valuation allowances	7	0.1%	—	—%	—	—%	—	—%
Foreign tax effects	(6)	(0.1)%	—	—%	—	—%	—	—%
Unrecognized tax benefits	(1)	—%	—	—%	(1)	—%	(1)	—%
Domestic state and local income taxes, net of federal effect(a)	106	1.8%	47	2.0%	79	2.7%	23	1.5%
Total	$642	11.2%	$194	8.4%	$485	16.7%	$223	14.8%

	Year Ended December 31, 2025
	Duke Energy		Duke Energy		Duke Energy
($ in millions and effective tax rate in percent)	Florida		Ohio		Indiana		Piedmont
U.S. Federal statutory income tax	$311	21.0%	$85	21.0%	$127	21.0%	$116	21.0%
Federal
Tax credits
PTCs (solar)	(64)	(4.3)%	—	—%	—	—%	—	—%
Amortization of PTCs (nuclear)	—	—%	—	—%	—	—%	—	—%
Amortization of ITCs	(1)	(0.1)%	—	—%	(3)	(0.5)%	—	—%
Other	(3)	(0.2)%	(1)	(0.2)%	(1)	(0.2)%	(1)	(0.2)%
Nontaxable and Nondeductible
Regulatory Deferrals
AFUDC equity income	(4)	(0.3)%	(3)	(0.7)%	(6)	(1.0)%	(4)	(0.7)%
AFUDC equity depreciation	8	0.5%	4	1.0%	4	0.7%	1	0.2%
Amortization of EDIT	(22)	(1.5)%	(22)	(5.4)%	(57)	(9.5)%	(8)	(1.4)%
Other	(3)	(0.2)%	0	—%	0	(0.1)%	0	(0.2)%
Changes in valuation allowances	—	—%	—	—%	—	—%	—	—%
Foreign tax effects	—	—%	—	—%	—	—%	—	—%
Unrecognized tax benefits	1	0.1%	—	—%	—	—%	—	—%
Domestic state and local income taxes, net of federal effect(a)	66	4.5%	4	1.0%	19	3.2%	9	1.6%
Total	$289	19.5%	$68	16.7%	$82	13.6%	$112	20.3%
(a)    Jurisdictions that make up the majority of the registrant's respective domestic state income taxes, net of federal effect, are as follows:
•Duke Energy: North Carolina, South Carolina and Florida
•Duke Energy Carolinas: North Carolina and South Carolina

FINANCIAL STATEMENTS	INCOME TAXES
•Progress Energy: Florida and North Carolina
•Duke Energy Progress: North Carolina and South Carolina
•Duke Energy Florida: Florida
•Duke Energy Ohio: Kentucky
•Duke Energy Indiana: Indiana
•Piedmont: North Carolina, Tennessee and South Carolina

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

FINANCIAL STATEMENTS	INCOME TAXES
DEFERRED TAXES
Net Deferred Income Tax Liability Components

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$254	$217	$82	$49	$33	$23	$15	$21
Lease obligations	452	86	263	184	79	1	11	1
Pension, post-retirement and other employee benefits	20	—	—	—	—	3	—	—
Progress Energy merger purchase accounting adjustments(a)	210	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,259	595	844	383	452	84	191	58
Investments and other assets	—	—	—	—	—	2	19	—
Other	36	2	4	3	1	4	(1)	7
Valuation allowance	(130)	(1)	—	—	—	—	—	—
Total deferred income tax assets	4,101	899	1,193	619	565	117	235	87
Investments and other assets	(2,452)	(1,545)	(829)	(790)	(54)	—	—	(68)
Pension post-retirement and other employee benefits	—	(43)	(57)	(13)	(48)	—	(3)	(6)
Accelerated depreciation rates	(12,629)	(3,219)	(5,171)	(1,914)	(3,301)	(1,414)	(1,701)	(1,072)
Regulatory assets and deferred debits, net	(1,397)	(283)	(712)	(544)	(167)	(44)	(56)	(12)
Total deferred income tax liabilities	(16,478)	(5,090)	(6,769)	(3,261)	(3,570)	(1,458)	(1,760)	(1,158)
Net deferred income tax liabilities	$(12,377)	$(4,191)	$(5,576)	$(2,642)	$(3,005)	$(1,341)	$(1,525)	$(1,071)
(a)    Primarily related to lease obligations and debt fair value adjustments.
The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2025
(in millions)	Amount	Expiration Year
General Business Credits	$1,908	2032	—	2045
Foreign Tax Credits(c)	36	2027	—	2028
State Carryforwards and Credits(a)	265	2026	—	Indefinite
Corporate AMT Credits	1,038			Indefinite
Foreign NOL carryforwards(b)	12	2027	—	2045
Total tax credits and NOL carryforwards	$3,259
(a)    A valuation allowance of $83 million has been recorded on the state NOL and attribute carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)    A valuation allowance of $12 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(c)    A valuation allowance of $36 million has been recorded on the foreign tax credits, as presented in the Net Deferred Income Tax Liability Components table.

FINANCIAL STATEMENTS	INCOME TAXES

	December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Deferred credits and other liabilities	$284	$217	$84	$43	$41	$17	$15	$40
Lease obligations	430	88	265	179	86	2	12	2
Pension, post-retirement and other employee benefits	89	(33)	(23)	(1)	(26)	6	1	(2)
Progress Energy merger purchase accounting adjustments(a)	227	—	—	—	—	—	—	—
Tax credits and NOL carryforwards	3,845	522	783	312	449	70	145	57
Regulatory liabilities and deferred credits	—	—	—	—	—	—	10	—
Other	35	11	5	3	2	4	—	8
Valuation allowance	(517)	—	—	—	—	—	—	—
Total deferred income tax assets	4,393	805	1,114	536	552	99	183	105
Investments and other assets	(2,114)	(1,350)	(724)	(671)	(69)	—	—	(48)
Accelerated depreciation rates	(11,942)	(3,203)	(4,608)	(1,624)	(3,047)	(1,361)	(1,677)	(1,019)
Regulatory assets and deferred debits, net	(1,761)	(304)	(1,045)	(585)	(460)	(52)	—	(56)
Total deferred income tax liabilities	(15,817)	(4,857)	(6,377)	(2,880)	(3,576)	(1,413)	(1,677)	(1,123)
Net deferred income tax liabilities	$(11,424)	$(4,052)	$(5,263)	$(2,344)	$(3,024)	$(1,314)	$(1,494)	$(1,018)
(a)    Primarily related to lease obligations and debt fair value adjustments.
INCOME TAXES PAID
The following table presents income taxes paid.

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Federal
Internal Revenue Service – payments/(refunds)	58	561	424	211	202	100	182	55
Transferrable Credits – purchased/(sold)	(676)	(551)	(171)	(102)	(69)	—	—	—
Total Federal	(618)	10	253	109	133	100	182	55
State income tax payments/(refunds)
North Carolina	(4)	39	7	9	—	—	—	—
South Carolina	—	36	—	2	—	—	—	—
Florida	—	—	5	—	34	—	—	—
Indiana	—	—	—	—	—	—	26	—
Kentucky	1	—	—	—	—	3	—	—
Oklahoma	(4)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total State	(7)	75	12	11	34	3	26	—
Total Income Taxes Paid (net of refunds)	$(625)	$85	$265	$120	$167	$103	$208	$55
UNRECOGNIZED TAX BENEFITS
The following tables present changes to unrecognized tax benefits.

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$74	$25	$29	$22	$7	$2	$3	$13
Gross increases – current period tax positions	(2)	—	(1)	(2)	1	—	—	(1)
Unrecognized tax benefits – December 31	$72	$25	$28	$20	$8	$2	$3	$12

FINANCIAL STATEMENTS	INCOME TAXES

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$62	$21	$24	$18	$6	$2	$3	$11
Gross increases – current period tax positions	12	4	5	4	1	—	—	2
Unrecognized tax benefits – December 31	$74	$25	$29	$22	$7	$2	$3	$13

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Unrecognized tax benefits – January 1	$65	$17	$19	$13	$5	$1	$2	$9
Gross decreases – tax positions in prior periods	(15)	—	—	—	—	—	—	—
Gross increases – current period tax positions	12	4	5	5	1	1	1	2
Total changes	(3)	4	5	5	1	1	1	2
Unrecognized tax benefits – December 31	$62	$21	$24	$18	$6	$2	$3	$11
The following table includes additional information regarding the Duke Energy Registrants' unrecognized tax benefits at December 31, 2025.

December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Amount that if recognized, would affect the effective tax rate or regulatory liability(a)	$67	$24	$26	$18	$8	$2	$3	$11
(a)    The Duke Energy Registrants are unable to estimate the specific amounts that would affect the ETR versus the regulatory liability.
Duke Energy and its subsidiaries are no longer subject to federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2019, aside from certain tax attributes carried forward for utilization in future years.
25. OTHER INCOME AND EXPENSES, NET
The components of Other income and expenses, net on the Consolidated Statements of Operations are as follows.

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$51	$17	$47	$39	$9	$3	$6	$19
AFUDC equity	328	144	117	100	17	16	34	17
Post-in-service equity returns	47	26	19	19	—	—	2	—
Nonoperating income, other	243	71	104	38	64	5	19	5
Other income and expense, net	$669	$258	$287	$196	$90	$24	$61	$41

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$63	$9	$18	$14	$4	$8	$5	$19
AFUDC equity	233	113	74	61	13	7	19	21
Post-in-service equity returns	52	31	20	20	—	1	1	—
Nonoperating income, other	313	94	123	48	69	3	37	14
Other income and expense, net	$661	$247	$235	$143	$86	$19	$62	$54

FINANCIAL STATEMENTS	OTHER INCOME AND EXPENSES, NET

	Year Ended December 31, 2023
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Interest income	$29	$10	$14	$9	$7	$25	$25	$19
AFUDC equity	198	91	67	52	15	9	10	21
Post-in-service equity returns	39	19	19	19	—	1	—	—
Nonoperating income, other	332	118	101	44	56	6	41	17
Other income and expense, net	$598	$238	$201	$124	$78	$41	$76	$57

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2025, based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2025.
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

REPORTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Duke Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
February 26, 2026

OTHER INFORMATION
ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements
Except as described below, during the three months ended December 31, 2025, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
On November 28, 2025, Kodwo Ghartey-Tagoe, Executive Vice President and Chief Executive Officer, Duke Energy Carolinas & Natural Gas Business, adopted a 10b5-1 trading arrangement for the sale of up to 27,118 shares of the Company's common stock between March 2, 2026, and November 20, 2026, or such earlier date such plan is terminated sooner pursuant to the terms specified therein, including but not limited to the execution of all trades specified therein.
On November 19, 2025, Regis Repko, Senior Vice President, System Planning and Construction, adopted a10b5-1 trading arrangement for the sale of up to 6,884 shares of the Company's common stock between February 20, 2026, and December 31, 2026, or such earlier date such plan is terminated sooner pursuant to the terms specified therein, including but not limited to the execution of all trades specified therein.
On November 14, 2025, Brian Savoy, Executive Vice President and Chief Financial Officer, adopted a 10b5-1 trading arrangement for the sale of up to 12,000 shares of the Company's common stock between February 23, 2026, and November 6, 2026, or such earlier date such plan is terminated sooner pursuant to the terms specified therein, including but not limited to the execution of all trades specified therein.
All of the above 10b5-1 trading arrangements were entered into during an open insider trading window and are intended to satisfy the alternative defense of Rule 10b5-1 under the Exchange Act and the Company's policies regarding insider transactions.
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
Insider Trading Policy
We have adopted trading policies and procedures governing the purchase, sale, and/or other dispositions of Duke Energy's securities by directors, officers and employees or the Company itself that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our Securities Trading Policy is filed as Exhibit 19 to this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION

Duke Energy will provide information that is responsive to this Item 11 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated in this Item 11 by reference.
Policies Related to Stock Option Grants and Similar Option-Like Instruments
The Compensation and People Development Committee of the Board of Directors (the Compensation Committee) maintains an equity grant policy, which establishes the specific procedures for the timing of equity awards. We have not granted stock options to our employees since 2013, so the policy currently governs the timing of RSUs and performance shares granted to our employees and stock awards granted to our independent directors. Under this policy, annual grants may be made at any previously scheduled meeting of the Compensation Committee or the Board of Directors, provided that reasonable efforts will be made to make such grants at the first regularly scheduled meeting of each calendar year, and annual grants to independent directors may be made by the Board of Directors at any previously scheduled meeting of the Board of Directors, provided that reasonable efforts will be made to make such grants at the regularly scheduled meeting of the Board of Directors that is held in conjunction with the annual meeting each year. Other stock award grants may be made during any "open window period" as defined in our securities trading policy or on the same day as any previously scheduled meeting of the Board of Directors or the Compensation Committee. We have not timed the release of material non-public information for the purpose of affecting the value of any executive or director compensation, and we have no plan to do so.

OTHER INFORMATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table shows information as of December 31, 2025, about securities to be issued upon exercise of outstanding options, warrants and rights under Duke Energy's equity compensation plans, along with the weighted average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,421,864	(2)	n/a	12,464,425	(3)
Equity compensation plans not approved by security holders	101,682	(4)	n/a	—	(5)
Total	3,523,546		n/a	12,464,425
(1)    As of December 31, 2025, no options were outstanding under equity compensation plans.
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

OTHER INFORMATION
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte provided professional services to the Duke Energy Registrants. The following tables present the Deloitte fees for services rendered to the Duke Energy Registrants during 2025 and 2024.

	Year Ended December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$18.5	$3.7	$5.7	$3.0	$2.7	$2.2	$2.0	$4.5
Audit-Related Fees(b)	1.3	0.2	0.8	0.2	0.6	0.2	—	—
Total Fees	$19.8	$3.9	$6.5	$3.2	$3.3	$2.4	$2.0	$4.5

	Year Ended December 31, 2024
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Types of Fees
Audit Fees(a)	$14.7	$3.4	$5.2	$2.7	$2.5	$2.2	$1.9	$1.4
Audit-Related Fees(b)	0.7	0.1	0.4	0.3	0.1	0.2	—	—
Total Fees	$15.4	$3.5	$5.6	$3.0	$2.6	$2.4	$1.9	$1.4
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
To safeguard the continued independence of the independent auditor, the Audit Committee of Duke Energy adopted a policy that all services provided by the independent auditor require preapproval by the Audit Committee. Pursuant to the policy, certain audit services, audit-related services, tax services and other services have been specifically preapproved up to fee limits. In the event the cost of any of these services may exceed the fee limits, the Audit Committee must specifically approve the service. All services performed in 2025 and 2024 by the independent accountant were approved by the Audit Committee pursuant to the preapproval policy.

EXHIBITS

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Consolidated Financial Statements and Supplemental Schedules included in Part II of this Annual Report are as follows:
Duke Energy Corporation
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Carolinas, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Progress Energy, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Progress, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Florida, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Ohio, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

EXHIBITS
Duke Energy Indiana, LLC
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Piedmont Natural Gas Company, Inc.
Consolidated Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023
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
2.3***
Asset Purchase Agreement, dated as of July 27, 2025, by and between Piedmont Natural Gas Company, Inc. and Spire Inc. (incorporated by reference to Exhibit 2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 7, 2025, File No.1-6196).
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
X
3.9
Articles of Merger of Diamond Acquisition Corporation into Progress Energy, Inc. and Articles of Incorporation of Progress Energy, Inc., effective July 2, 2012 (incorporated by reference to Exhibit 3.9 to registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, File No. 1-32853).
X
3.10
By-Laws of Progress Energy, Inc. (formerly Diamond Acquisition Corporation), effective July 2, 2012 (incorporated by reference to Exhibit 3.10 to registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, File No. 1-32853).
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
4.1.34
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
X
4.4.31
One-hundred and twelfth Supplemental Indenture, dated as of January 6, 2025, between Duke Energy Carolinas LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on January 6, 2025, File No. 1-4928).
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
X
4.5.80	Eighty-sixth Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 16, 2016, File No. 1-3382).				X
4.5.81	Eighty-seventh Supplemental Indenture, dated as of September 1, 2017 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 8, 2017, File No. 1-3382).				X
4.5.82	Eighty-ninth Supplemental Indenture (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on March 7, 2019, File no. 1-3382).				X
4.5.83	Ninetieth Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
4.5.84	Ninety-first Supplemental Indenture, dated as of August 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 12, 2021, File No. 1-3382).				X
4.5.85	Ninety-second Supplemental Indenture, dated as of March 1, 2022 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 17, 2022, File No. 1-3382).				X
4.5.86	Ninety-fourth Supplemental Indenture, dated as of March 1, 2023 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 9, 2023, File No. 1-3382).				X
4.5.87	Ninety-fifth Supplemental Indenture, dated as of March 1, 2024 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 14, 2024, File No. 1-3382).				X
4.5.88	Ninety-sixth Supplemental Indenture, dated as of March 1, 2025 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 6, 2025, File No. 1-3382).				X
4.6
Indenture (for Debt Securities), dated as of October 28, 1999, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and The Bank of New York Mellon (successor in interest to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed on November 5, 1999, File No. 1-3382).
X
4.6.1	First Supplemental Indenture, dated as of August 1, 2020 (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 20, 2020, File No. 1-3382).				X
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
X
4.8.15	Fifty-third Supplemental Indenture, dated as of September 1, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 9, 2016, File No. 1-03274).					X
4.8.16	Fifty-fifth Supplemental Indenture, dated as of June 1, 2018 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 21, 2018, File No. 1-3274).					X
4.8.17	Fifty-sixth Supplemental Indenture, dated as of November 1, 2019 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 26, 2019, File No. 1-3274).					X
4.8.18	Fifty-seventh Supplemental Indenture, dated as of June 1, 2020 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 11, 2020, File No. 1-3274).					X
4.8.19	Fifty-eighth Supplemental Indenture, dated as of November 1, 2021 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on December 2, 2021, File No. 1-3274).					X
4.8.20	Fifty-ninth Supplemental Indenture, dated as of November 1, 2022 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 10, 2022, File No. 1-3274).					X
4.8.21
Sixtieth Supplemental Indenture, dated as of September 1, 2023, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee and Calculation Agent (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 29, 2023, File No. 1-3274).
X
4.8.22
Sixty-first Supplemental Indenture, dated as of November 1, 2023, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 9, 2023, File No. 1-3274).
X
4.8.23
Sixty-second Supplemental Indenture, dated as of April 1, 2024, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee and Calculation Agent (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on April 5, 2024, File No. 1-3274).
X
4.8.24
Sixty-third Supplemental Indenture, dated as of November 1, 2025, between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee, including forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on November 26, 2025, File No. 1-3274).
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
4.12.9
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
X
4.14.16
Sixty-second Supplemental Indenture, dated as of July 9, 2010 (incorporated by reference to Exhibit 4..1 to Duke Energy Indiana, LLC’s (formerly PSI Energy, Inc.) Current Report on Form 8-K filed on July 9, 2010, File No. 1-3543).
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
X
4.14.27
Seventy-third Supplemental Indenture, dated as of May 15, 2025, between Duke Energy Indiana, LLC and Deutsche Bank National Trust Company, as Trustee, and form of global bonds (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed on May 15, 2025, File No. 1-3543).
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
X
10.23**
Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, Filed on May 6, 2025, File No. 1-32853).
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
X
10.26**
Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, Filed on May 6, 2025, File No. 1-32853).
X
10.27
Settlement Agreement between Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff, dated as of November 28, 2012 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 29, 2012, File No. 1-32853).
X
10.28
Settlement Agreement between Duke Energy Corporation and the North Carolina Attorney General, dated as of December 3, 2012 (incorporated by reference Item 7.01 to registrant's Current Report on Form 8-K filed on December 3, 2012, File No. 1-32853).
X
10.29
Settlement Agreement between Duke Energy Carolinas, LLC, Duke Energy Progress, LLC, and The North Carolina Department of Environmental Quality, dated as of December 31, 2019 (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on January 2, 2020, File Nos. 1-4928, 1-3382).
			X		X
10.30
Duke Energy Carolinas Summary of Partial Settlement in North Carolina Rate Case (incorporated by reference to Exhibit 99.1 to registrant's Current Report on Form 8-K filed on March 26, 2020, File Nos. 1-32853, 1-4928, 1-3382).
		X	X		X
10.31
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
10.32
Investment Agreement by and among Cinergy Corp., Duke Energy Indiana HoldCo, LLC, Duke Energy Corporation, and Epson Investment PTE. LTD,. dated as of January 28, 2021 (incorporated by reference to Exhibit 10.2 to registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021, File Nos. 1-32853, 1-3543).
		X						X
10.33
Cooperation Agreement, dated as of November 13, 2021, by and among Duke Energy Corporation, Elliott Investment Management L.P., and Elliott International, L.P.(incorporated by reference to registrant's Current Report on Form 8-K filed on November 15, 2021, File No. 1-32853).
X
10.34**
Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.58 to registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, File No. 1-32853).
X
10.34.1**
Amendment to Duke Energy Corporation Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 6, 2024, File No. 1-32853).
X
10.34.2**
Amendment to Duke Energy Corporation Change-in-Control Agreement by and among Duke Energy Corporation and Harry K. Sideris (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on January 13, 2025, File No. 1-32853).
X
10.35**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.52 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32852).
X
10.35.1**
Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of September 30, 2020 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.36	Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letter, dated as of February 18, 1982, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(a) to registrant's File No. 33-25560).				X
10.37	Operating and Fuel Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency, amending letters, dated as of August 21, 1981, and December 15, 1981, and amendment, dated as of February 24, 1982 (incorporated by reference to Exhibit 10(b) to registrant's File No. 33-25560).				X
10.38	Power Coordination Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution, dated as of December 16, 1981, changing name to North Carolina Eastern Municipal Power Agency and amending letter, dated as of January 29, 1982 (incorporated by reference to Exhibit 10(c) to registrant's File No. 33-25560).				X
10.39	Amendment, dated as of December 16, 1982, to Purchase, Construction and Ownership Agreement, dated as of July 30, 1981, between Duke Energy Progress, Inc. (formerly Carolina Power & Light Company) and North Carolina Eastern Municipal Power Agency (incorporated by reference to Exhibit 10(d) to registrant's File No. 33-25560).				X
10.40
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
10.41
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
10.42**
Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 17, 2013 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 18, 2013, File No. 1-32853).
X
10.42.1**
Amendment to Employment Agreement between Duke Energy Corporation and Lynn J. Good, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on June 29, 2015, File No. 1-32853).
X
10.43**
Amended and Restated Duke Energy Corporation Executive Short-Term Incentive Plan, effective February 23, 2022 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on February 24, 2022, File No. 1-32853).
X
10.44**
Duke Energy Corporation 2017 Director Compensation Program Summary (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, File No. 1-32853).
X
10.45**
Duke Energy Corporation 2022 Director Compensation Program Summary (incorporated by reference to Exhibit 10.5 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 9, 2022, File No. 1-32853).
X
10.46**
Duke Energy Corporation 2023 Director Compensation Program Summary (incorporated by reference to Exhibit 10.6 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, File No. 1-32853).
X
10.47**
Duke Energy Corporation 2025 Director Compensation Program Summary (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 6, 2025, File No. 1-32853).[1]
X
10.48**
Amended and Restated Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, File No. 1-32853).
X
10.48.1**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 3, 2017, File No. 1-32853).
X
10.48.2**
Amendment to Duke Energy Corporation Executive Savings Plan, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Duke Energy Corporation's Current Report on Form 8-K filed on September 25, 2020, File No. 1-32853).
X
10.49**
Retention Award Agreement (incorporated by reference to Exhibit 10.42 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, File No. 1-32853).
X
10.50
Agreement between Duke Energy SAM, LLC, Duke Energy Ohio, Inc., Duke Energy Commercial Enterprise, Inc. and Dynegy Resource I, LLC, dated as of August 21, 2014 (incorporated by reference to Exhibit 10.61 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X					X
10.51
Asset Purchase Agreement between Duke Energy Progress, Inc. and North Carolina Eastern Municipal Power Agency, dated as of September 5, 2014 (incorporated by reference to Exhibit 10.62 to Duke Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, File No. 1-32853).
		X			X
10.52
Accelerated Stock Repurchase Program executed by Goldman, Sachs & Co., and JPMorgan Chase Bank, N.A. on April 6, 2015, under an agreement with Duke Energy Corporation (incorporated by reference to Exhibit 10.1 to Duke Energy Corporation's Current Report on Form 8-K filed on April 6, 2015, File No. 1-32853).
X
10.53
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.3 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).
X
10.54
Plea Agreement between Duke Energy Corporation and the Court of the Eastern District of North Carolina in connection with the May 14, 2015, Dan River Grand Jury Settlement (incorporated by reference to Exhibit 10.4 to Duke Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, File No. 1-32853).
X
10.55
Purchase and Sale Agreement by and among Duke Energy International Group S.à.r.l., Duke Energy International Brazil Holdings S.à.r.l. and China Three Gorges (Luxembourg) Energy S.à.r.l., dated as of October 10, 2016 (incorporated by reference to Exhibit 2.1 to registrant's Current Report on Form 8-K filed on October 13, 2016, File No. 1-32853).
X
10.56
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
10.57
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
10.58
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
10.58.1
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
10.59
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
10.59.1
Amendment No. 1, dated as of March 17, 2023, to Amended and Restated Credit Agreement, dated as of March 18, 2022 (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
10.59.2
Amendment No. 2 and Consent, dated as of March 14, 2025, by and among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Duke Energy Progress, LLC, Duke Energy Florida, LLC, and Piedmont Natural Gas Company, Inc., the Lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, N.A., as Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on March 17, 2025, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
10.60
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
10.61
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
10.62
Joinder Agreement, dated as of March 27, 2020, by and among, the registrant, each of the Incremental Lenders listed therein, and PNC Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, File No. 1-32853).
X
10.63
$1,400,000,000 Term Loan Credit Facility, dated as of March 9, 2022, among the registrant, as Borrower, certain Lenders from time to time parties thereto, and The Bank of Nova Scotia as Administrative Agent and Coordinating Lead Arranger (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 22, 2022, File No. 1-32853).
X
10.63.1
Lender Waiver Letter, dated as of March 29, 2023, to Amended and Restated Term Loan Credit Agreement, dated as of March 9, 2022 (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2023, filed on May 9, 2023, File Nos. 1-32853, 1-4928, 1-3382, 1-3274, 1-1232, 1-3543, 1-6196).
		X	X		X	X	X	X	X
10.64
Note Purchase Agreement, dated as of May 6, 2011, among Piedmont Natural Gas Company, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10 to registrant's Current Report on Form 8-K filed on May 12, 2011, File No. 1-06196).
X
10.65
Amended and Restated Limited Liability Company Agreement of Constitution Pipeline Company, LLC dated April 9, 2012, by and among Williams Partners Operating LLC and Cabot Pipeline Holdings LLC (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 6, 2013, File No. 1-06196).
X
10.65.1
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
10.65.2
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
10.66
Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC, dated as of September 1, 2013, by and between Georgia Natural Gas Company and Piedmont Energy Company (incorporated by reference to Exhibit 10.39 to registrant's Annual Report on Form 10-K for the year ended October 31, 2013, filed on December 23, 2013, File No. 1-06196).
X
10.67
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
10.68
Amended and Restated Limited Liability Company Operating Agreement of Duke Energy Indiana Holdco, LLC (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on September 8, 2021, File Nos. 1-32853, 1-03543).
		X						X
10.69
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
10.70
Decommissioning Services Agreement between Duke Energy Florida, LLC, and ADP CR3, LLC, and ADP SF1, LLC (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 6, 2019, File No. 2-5293). (Portions of the exhibit have been omitted for confidentiality.)
X
10.71	Form of Forward Sale Agreement (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on November 8, 2019, File No. 1-32853).	X
10.72
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
10.73
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
10.74
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
X
10.75***
Investment Agreement by and among Duke Energy Corporation, Progress Energy, Inc., Florida Progress, LLC, and Peninsula Power Holdings L.P., dated as of August 4, 2025 (incorporated by reference to Exhibit 10.1 to registrants' Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 7, 2025, File Nos. 1-32853, 1-3382).
		X		X
19
Duke Energy Corporation Securities Trading Policy, as amended May 9, 2024 (incorporated by reference to Exhibit 19 to registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, File No. 1-32853).
X
*21	List of Subsidiaries	X
*23.1.1	Consent of Independent Registered Public Accounting Firm.	X
*23.1.2	Consent of Independent Registered Public Accounting Firm.		X
*23.1.3	Consent of Independent Registered Public Accounting Firm.				X
*23.1.4	Consent of Independent Registered Public Accounting Firm.					X
*23.1.5	Consent of Independent Registered Public Accounting Firm.						X
*23.1.6	Consent of Independent Registered Public Accounting Firm.							X
*24.1	Power of attorney authorizing Harry K. Sideris and others to sign the Annual Report on behalf of the registrant and certain of its directors and officers.	X
*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
97**
Duke Energy Corporation Clawback Policy (incorporated by reference to Exhibit 97 to registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, File No. 1-32853).
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
1

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

DUKE ENERGY CORPORATION (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	Derrick Burks*	John T. Herron*

	Annette K. Clayton*	Idalene F. Kesner*

	Theodore F. Craver, Jr.*	E. Marie McKee*

	Robert M. Davis*	Michael J. Pacilio*

	Caroline D. Dorsa*	Harry K. Sideris*

	W. Roy Dunbar*	Thomas E. Skains*

	Nicholas C. Fanandakis*	William E. Webster, Jr.*

Jeffrey B. Guldner*
Brian D. Savoy, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk (*) pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ BRIAN D. SAVOY
Attorney-In-Fact

 Date: February 26, 2026

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

DUKE ENERGY CAROLINAS, LLC (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ HARRY K. SIDERIS
Harry K. Sideris
Date: February 26, 2026

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

PROGRESS ENERGY, INC. (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ HARRY K. SIDERIS
Harry K. Sideris
Date: February 26, 2026

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

DUKE ENERGY PROGRESS, LLC (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ T. PRESTON GILLESPIE JR.
T. Preston Gillespie Jr.

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LOUIS E. RENJEL
Louis E. Renjel

/s/ HARRY K. SIDERIS
Harry K. Sideris
Date: February 26, 2026

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

DUKE ENERGY FLORIDA, LLC (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KODWO GHARTEY-TAGOE
Kodwo Ghartey-Tagoe

/s/ T. PRESTON GILLESPIE JR.
T. Preston Gillespie Jr.

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LOUIS E. RENJEL
Louis E. Renjel

/s/ HARRY K. SIDERIS
Harry K. Sideris
Date: February 26, 2026

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

DUKE ENERGY OHIO, INC. (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ LOUIS E. RENJEL
Louis E. Renjel

/s/ HARRY K. SIDERIS
Harry K. Sideris
Date: February 26, 2026

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

DUKE ENERGY INDIANA, LLC (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KELLEY A. KARN
Kelley A. Karn

/s/ STAN PINEGAR
Stan Pinegar

/s/ LOUIS E. RENJEL
Louis E. Renjel
Date: February 26, 2026

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

PIEDMONT NATURAL GAS COMPANY, INC. (Registrant)
By:	/s/ HARRY K. SIDERIS
Harry K. Sideris Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ HARRY K. SIDERIS
Harry K. Sideris
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ BRIAN D. SAVOY
Brian D. Savoy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ CYNTHIA S. LEE
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ R. ALEXANDER GLENN
R. Alexander Glenn

/s/ BRIAN D. SAVOY
Brian D. Savoy

/s/ HARRY K. SIDERIS
Harry K. Sideris
Date: February 26, 2026