Form 10-Q
period 2026-03-31
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2026-05-05
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at April 30, 2026:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	779,596,217
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are owned by a Progress Energy subsidiary that is 90.81% indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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
◦The ability to timely recover eligible costs, including amounts associated with coal ash impoundment retirement obligations, asset retirement and construction costs related to carbon emissions reductions, and costs related to significant weather events, particularly in periods of heightened customer affordability concerns, bill volatility, or public and political scrutiny, and to earn an adequate return on investment through rate case proceedings and the regulatory process;
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
◦The ability to successfully operate electric generating facilities and deliver electricity to customers, including direct or indirect effects to the Company resulting from an incident that affects the United States electric grid or generating resources;
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

FORWARD-LOOKING STATEMENTS
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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2026	2025
Operating Revenues
Regulated electric	$7,803	$7,064
Regulated natural gas	1,297	1,105
Nonregulated electric and other	78	80
Total operating revenues	9,178	8,249
Operating Expenses
Fuel used in electric generation and purchased power	2,419	2,099
Cost of natural gas	525	374
Operation, maintenance and other	1,752	1,499
Depreciation and amortization	1,689	1,512
Property and other taxes	452	428
Total operating expenses	6,837	5,912
Gains on Sales of Other Assets and Other, net	384	6
Operating Income	2,725	2,343
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	7	11
Other income and expenses, net	133	132
Total other income and expenses	140	143
Interest Expense	968	889
Income From Continuing Operations Before Income Taxes	1,897	1,597
Income Tax Expense From Continuing Operations	333	193
Income From Continuing Operations	1,564	1,404
Income From Discontinued Operations, net of tax	13	—
Net Income	1,577	1,404
Less: Net Income Attributable to Noncontrolling Interests	27	25
Net Income Attributable to Duke Energy Corporation	1,550	1,379
Less: Preferred Dividends	14	14
Net Income Available to Duke Energy Corporation Common Stockholders	$1,536	$1,365

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.95	$1.76
Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$0.02	$—
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.97	$1.76
Weighted Average Shares Outstanding
Basic	778	777
Diluted	779	777
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net Income	$1,577	$1,404
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	(17)	—
Net unrealized losses on cash flow hedges	(1)	(10)
Reclassification into earnings from cash flow hedges	(2)	14
Net unrealized losses on fair value hedges	(6)	(41)
Unrealized (losses) gains on available-for-sale securities	(1)	3
Other Comprehensive Loss, net of tax	(27)	(34)
Comprehensive Income	1,550	1,370
Less: Comprehensive Income Attributable to Noncontrolling Interests	27	25
Comprehensive Income Attributable to Duke Energy	1,523	1,345
Less: Preferred Dividends	14	14
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,509	$1,331
(a)Net of income tax benefit of $8 million and $10 million for the three months ended March 31, 2026, and 2025, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$2,140	$245
Receivables (net of allowance for doubtful accounts of $201 at 2026 and $194 at 2025)	3,947	4,230
Inventory (includes $1,062 at 2026 and $669 at 2025 related to VIEs)	4,572	4,569
Regulatory assets (includes $204 at 2026 and 2025 related to VIEs)	2,201	1,934
Assets held for sale	—	109
Other (includes $82 at 2026 and $88 at 2025 related to VIEs)	586	526
Total current assets	13,446	11,613
Property, Plant and Equipment
Cost	193,525	190,409
Accumulated depreciation and amortization	(61,252)	(60,450)
Net property, plant and equipment	132,273	129,959
Other Noncurrent Assets
Goodwill	19,010	19,010
Regulatory assets (includes $3,062 at 2026 and $3,108 at 2025 related to VIEs)	15,059	14,379
Nuclear decommissioning trust funds	12,644	12,889
Operating lease right-of-use assets, net	1,169	1,241
Investments in equity method unconsolidated affiliates	328	330
Assets held for sale	—	2,148
Other	4,119	4,167
Total other noncurrent assets	52,329	54,164
Total Assets	$198,048	$195,736
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $376 at 2026 and $296 at 2025 related to VIEs)	$4,732	$5,223
Notes payable and commercial paper	2,373	2,624
Taxes accrued	839	975
Interest accrued	816	922
Current maturities of long-term debt (includes $147 at 2026 and $118 at 2025 related to VIEs)	7,395	7,104
Asset retirement obligations	574	579
Regulatory liabilities	1,554	1,271
Liabilities associated with assets held for sale	—	84
Other	2,051	2,265
Total current liabilities	20,334	21,047
Long-Term Debt (includes $3,222 at 2026 and $3,308 at 2025 related to VIEs)	80,477	80,108
Other Noncurrent Liabilities
Deferred income taxes	12,799	12,377
Asset retirement obligations	9,036	9,046
Regulatory liabilities	14,774	15,682
Operating lease liabilities	964	1,033
Accrued pension and other post-retirement benefit costs	384	396
Investment tax credits	985	969
Liabilities associated with assets held for sale	—	170
Other	1,817	1,889
Total other noncurrent liabilities	40,759	41,562
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2026 and 2025	973	973
Common stock, $0.001 par value, 2 billion shares authorized; 778 million shares outstanding at 2026 and 2025	1	1
Additional paid-in capital	47,551	45,614
Retained earnings	5,761	5,056
Accumulated other comprehensive income	171	198
Total Duke Energy Corporation stockholders' equity	54,457	51,842
Noncontrolling interests	2,021	1,177
Total equity	56,478	53,019
Total Liabilities and Equity	$198,048	$195,736
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,577	$1,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,884	1,691
Equity component of AFUDC	(88)	(70)
Gain on sale of Piedmont's Tennessee business	(368)	—
Gains on sales of other assets	(16)	(6)
Deferred income taxes	412	192
Equity in earnings of unconsolidated affiliates	(7)	(11)
Payments for asset retirement obligations	(119)	(102)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	85
Receivables	336	150
Inventory	1	99
Other current assets	(328)	107
Increase (decrease) in
Accounts payable	(302)	(866)
Taxes accrued	(139)	(52)
Other current liabilities	(460)	(468)
Other assets	(936)	(60)
Other liabilities	65	84
Net cash provided by operating activities	1,512	2,177
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,088)	(3,148)
Purchases of debt and equity securities	(5,025)	(1,966)
Proceeds from sales and maturities of debt and equity securities	5,037	2,051
Proceeds from the sale of Piedmont's Tennessee business	2,501	—
Other	(271)	(237)
Net cash used in investing activities	(1,846)	(3,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,268	4,096
Issuance of common stock	—	7
Payments for the redemption of long-term debt	(2,577)	(996)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	262	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(125)	(5)
Notes payable and commercial paper	(428)	(1,050)
Contributions from noncontrolling interests	2,778	—
Dividends paid	(846)	(803)
Other	(109)	(11)
Net cash provided by financing activities	2,223	1,238
Net increase in cash, cash equivalents and restricted cash	1,889	115
Cash, cash equivalents and restricted cash at beginning of period	363	421
Cash, cash equivalents and restricted cash at end of period	$2,252	$536
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$2,313	$1,900
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025 and 2026
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation	Non-
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	controlling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
Net income(c)	—	—	—	—	1,365	—	—	—	1,365	25	1,390
Other comprehensive (loss) income	—	—	—	—	—	(37)	3	—	(34)	—	(34)
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	22	—	—	—	—	22	—	22
Common stock dividends	—	—	—	—	(814)	—	—	—	(814)	—	(814)
Sale of Commercial Renewables Disposal Groups(b)	—	—	—	—	—	—	—	—	—	(18)	(18)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	4	—	—	—	4	(6)	(2)
Balance at March 31, 2025	$973	777	$1	$45,516	$3,986	$289	$(14)	$(81)	$50,670	$1,124	$51,794

Balance at December 31, 2025	$973	778	$1	$45,614	$5,056	$278	$(12)	$(68)	$51,842	$1,177	$53,019
Net income(c)	—	—	—	—	1,536	—	—	—	1,536	27	1,563
Other comprehensive (loss) income	—	—	—	—	—	(9)	(1)	(17)	(27)	—	(27)
Common stock issuances, including employee benefits	—		—	(17)	—	—	—	—	(17)	—	(17)
Common stock dividends	—	—	—	—	(832)	—	—	—	(832)	—	(832)
Sale of noncontrolling interest, net of transaction costs(b)	—	—	—	1,954	—	—	—	—	1,954	824	2,778
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	—	—	1	—	—	—	1	—	1
Balance at March 31, 2026	$973	778	$1	$47,551	$5,761	$269	$(13)	$(85)	$54,457	$2,021	$56,478
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
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Revenues	$2,766	$2,524
Operating Expenses
Fuel used in electric generation and purchased power	931	803
Operation, maintenance and other	613	484
Depreciation and amortization	526	432
Property and other taxes	106	102
Total operating expenses	2,176	1,821
Gains on Sales of Other Assets and Other, net	2	—
Operating Income	592	703
Other Income and Expenses, net	63	61
Interest Expense	218	200
Income Before Income Taxes	437	564
Income Tax Expense	11	51
Net Income	$426	$513
Other Comprehensive Income, net of tax
Net gains on cash flow hedges	1	—
Comprehensive Income	$427	$513
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$44	$3
Receivables (net of allowance for doubtful accounts of $57 at 2026 and $55 at 2025)	1,198	1,347
Receivables from affiliated companies	251	331
Notes receivable from affiliated companies	—	69
Inventory	1,544	1,530
Regulatory assets (includes $72 at 2026 and 2025 related to VIEs)	752	730
Other (includes $31 at 2026 and $12 at 2025 related to VIEs)	259	75
Total current assets	4,048	4,085
Property, Plant and Equipment
Cost	63,715	62,513
Accumulated depreciation and amortization	(20,863)	(20,658)
Net property, plant and equipment	42,852	41,855
Other Noncurrent Assets
Regulatory assets (includes $1,244 at 2026 and $1,257 at 2025 related to VIEs)	5,177	4,502
Nuclear decommissioning trust funds	7,213	7,338
Operating lease right-of-use assets, net	92	91
Other	1,336	1,304
Total other noncurrent assets	13,818	13,235
Total Assets	$60,718	$59,175
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,539	$1,670
Accounts payable to affiliated companies	353	386
Notes payable to affiliated companies	638	—
Taxes accrued	124	306
Interest accrued	163	214
Current maturities of long-term debt (includes $36 at 2026 and $16 at 2025 related to VIEs)	1,649	629
Asset retirement obligations	242	245
Regulatory liabilities	660	569
Other	634	621
Total current liabilities	6,002	4,640
Long-Term Debt (includes $1,291 at 2026 and $1,316 at 2025 related to VIEs)	17,839	17,848
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,274	4,191
Asset retirement obligations	3,598	3,597
Regulatory liabilities	7,333	7,609
Operating lease liabilities	79	79
Accrued pension and other post-retirement benefit costs	23	24
Investment tax credits	353	345
Other	750	802
Total other noncurrent liabilities	16,410	16,647
Commitments and Contingencies
Equity
Member's equity	20,171	19,745
Accumulated other comprehensive loss	(4)	(5)
Total equity	20,167	19,740
Total Liabilities and Equity	$60,718	$59,175
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426	$513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	589	500
Equity component of AFUDC	(41)	(32)
Gains on sales of other assets	(2)	—
Deferred income taxes	134	13
Payments for asset retirement obligations	(44)	(43)
(Increase) decrease in
Receivables	165	158
Receivables from affiliated companies	80	(40)
Inventory	(18)	48
Other current assets	(179)	(63)
Increase (decrease) in
Accounts payable	(85)	(344)
Accounts payable to affiliated companies	(33)	243
Taxes accrued	(181)	(461)
Other current liabilities	(175)	(111)
Other assets	(700)	(16)
Other liabilities	43	24
Net cash (used in) provided by operating activities	(21)	389
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,474)	(1,019)
Purchases of debt and equity securities	(2,633)	(1,065)
Proceeds from sales and maturities of debt and equity securities	2,633	1,065
Notes receivable from affiliated companies	69	(75)
Other	(113)	(49)
Net cash used in investing activities	(1,518)	(1,143)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,015	1,239
Payments for the redemption of long-term debt	(8)	(508)
Notes payable to affiliated companies	638	—
Other	(46)	60
Net cash provided by financing activities	1,599	791
Net increase in cash, cash equivalents and restricted cash	60	37
Cash, cash equivalents and restricted cash at beginning of period	22	16
Cash, cash equivalents and restricted cash at end of period	$82	$53
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$902	$782
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025 and 2026
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2024	$17,846	$(6)	$17,840
Net income	513	—	513
Balance at March 31, 2025	$18,359	$(6)	$18,353

Balance at December 31, 2025	$19,745	$(5)	$19,740
Net income	426	—	426
Other comprehensive income	—	1	1
Balance at March 31, 2026	$20,171	$(4)	$20,167

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Revenues	$3,925	$3,467
Operating Expenses
Fuel used in electric generation and purchased power	1,311	1,106
Operation, maintenance and other	836	688
Depreciation and amortization	682	631
Property and other taxes	181	172
Total operating expenses	3,010	2,597
Gains on Sales of Other Assets and Other, net	8	6
Operating Income	923	876
Other Income and Expenses, net	64	55
Interest Expense	291	275
Income Before Income Taxes	696	656
Income Tax Expense	98	110
Net Income and Comprehensive Income	598	546
Less: Net Income Attributable to Noncontrolling Interest	5	—
Net Income Attributable to Progress Energy, Inc.	$593	$546

Net Income and Comprehensive Income	$598	$546
Less: Comprehensive Income Attributable to Noncontrolling Interest	4	—
Comprehensive Income Attributable to Progress Energy, Inc.	$594	$546
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$102	$54
Receivables (net of allowance for doubtful accounts of $65 at 2026 and 2025)	1,494	1,550
Receivables from affiliated companies	94	81
Notes receivable from affiliated companies	—	251
Inventory (includes $675 at 2026 and $669 at 2025 related to VIEs)	2,200	2,210
Regulatory assets (includes $132 at 2026 and 2025 related to VIEs)	961	753
Other (includes $47 at 2026 and $72 at 2025 related to VIEs)	310	150
Total current assets	5,161	5,049
Property, Plant and Equipment
Cost	79,725	78,347
Accumulated depreciation and amortization	(25,828)	(25,425)
Net property, plant and equipment	53,897	52,922
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,818 at 2026 and $1,851 at 2025 related to VIEs)	6,759	6,650
Nuclear decommissioning trust funds	5,432	5,550
Operating lease right-of-use assets, net	574	607
Other	1,428	1,405
Total other noncurrent assets	17,848	17,867
Total Assets	$76,906	$75,838
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $258 at 2026 and $289 at 2025 related to VIEs)	$1,604	$1,679
Accounts payable to affiliated companies	488	571
Notes payable to affiliated companies	751	—
Taxes accrued	164	222
Interest accrued	260	256
Current maturities of long-term debt (includes $111 at 2026 and $102 at 2025 related to VIEs)	1,880	722
Asset retirement obligations	188	196
Regulatory liabilities	508	350
Other	688	758
Total current liabilities	6,531	4,754
Long-Term Debt (includes $1,876 at 2026 and $1,936 at 2025 related to VIEs)	25,027	25,976
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	5,843	5,576
Asset retirement obligations	4,292	4,290
Regulatory liabilities	5,020	5,601
Operating lease liabilities	519	552
Accrued pension and other post-retirement benefit costs	245	247
Investment tax credits	445	434
Other	488	491
Total other noncurrent liabilities	16,852	17,191
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2026 and 2025	—	—
Additional paid-in capital	14,232	12,278
Retained earnings	13,295	15,499
Accumulated other comprehensive loss	(9)	(10)
Total Progress Energy, Inc. stockholders' equity	27,518	27,767
Noncontrolling interest	828	—
Total equity	28,346	27,767
Total Liabilities and Equity	$76,906	$75,838
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$598	$546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	816	744
Equity component of AFUDC	(30)	(24)
Gains on sales of other assets	(8)	(6)
Deferred income taxes	262	68
Payments for asset retirement obligations	(54)	(40)
(Increase) decrease in
Receivables	67	120
Receivables from affiliated companies	(13)	(72)
Inventory	15	(12)
Other current assets	(366)	70
Increase (decrease) in
Accounts payable	40	(411)
Accounts payable to affiliated companies	(83)	183
Taxes accrued	(59)	(76)
Other current liabilities	(95)	(90)
Other assets	(384)	(112)
Other liabilities	(46)	11
Net cash provided by operating activities	660	899
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,725)	(1,409)
Purchases of debt and equity securities	(2,323)	(820)
Proceeds from sales and maturities of debt and equity securities	2,337	836
Notes receivable from affiliated companies	251	(1,053)
Other	(108)	(85)
Net cash used in investing activities	(1,568)	(2,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	271	2,857
Payments for the redemption of long-term debt	(73)	(474)
Notes payable to affiliated companies	751	(1,077)
Contributions from noncontrolling interests	2,778	—
Contributions from parent	—	300
Distributions to parent	(2,797)	—
Other	1	(2)
Net cash provided by financing activities	931	1,604
Net increase (decrease) in cash, cash equivalents and restricted cash	23	(28)
Cash, cash equivalents and restricted cash at beginning of period	139	160
Cash, cash equivalents and restricted cash at end of period	$162	$132
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$982	$748
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025 and 2026
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interest	Equity
Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906	$—	$24,906
Net income	—	546	—	—	—	546	—	546
Contributions from parent	300	—	—	—	—	300	—	300
Other	—	(2)	—	—	—	(2)	—	(2)
Balance at March 31, 2025	$12,130	$13,630	$(1)	$(5)	$(4)	$25,750	$—	$25,750

Balance at December 31, 2025	$12,278	$15,499	$(1)	$(5)	$(4)	$27,767	$—	$27,767
Net income	—	593	—	—	—	593	5	598
Other comprehensive income (loss)	—	—	—	1	—	1	(1)	—
Distributions to parent	—	(2,797)	—	—	—	(2,797)	—	(2,797)
Sale of noncontrolling interest(a)	1,954	—	—	—	—	1,954	824	2,778
Balance at March 31, 2026	$14,232	$13,295	$(1)	$(4)	$(4)	$27,518	$828	$28,346
(a) Relates to the sale of a noncontrolling interest in Florida Progress, LLC, net of transaction costs. See Note 2 for additional discussion of the transaction.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Revenues	$2,301	$2,018
Operating Expenses
Fuel used in electric generation and purchased power	863	725
Operation, maintenance and other	508	398
Depreciation and amortization	386	357
Property and other taxes	59	60
Total operating expenses	1,816	1,540
Gains on Sales of Other Assets and Other, net	1	—
Operating Income	486	478
Other Income and Expenses, net	43	37
Interest Expense	135	128
Income Before Income Taxes	394	387
Income Tax Expense	40	56
Net Income and Comprehensive Income	$354	$331

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$63	$16
Receivables (net of allowance for doubtful accounts of $39 at 2026 and $38 at 2025)	967	952
Receivables from affiliated companies	35	104
Notes receivable from affiliated companies	—	186
Inventory	1,350	1,363
Regulatory assets (includes $70 at 2026 and 2025 related to VIEs)	675	652
Other (includes $37 at 2026 and $38 at 2025 related to VIEs)	190	95
Total current assets	3,280	3,368
Property, Plant and Equipment
Cost	45,974	45,175
Accumulated depreciation and amortization	(17,179)	(16,980)
Net property, plant and equipment	28,795	28,195
Other Noncurrent Assets
Regulatory assets (includes $1,149 at 2026 and $1,169 at 2025 related to VIEs)	4,629	4,543
Nuclear decommissioning trust funds	5,156	5,254
Operating lease right-of-use assets, net	368	386
Other	788	781
Total other noncurrent assets	10,941	10,964
Total Assets	$43,016	$42,527
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$962	$886
Accounts payable to affiliated companies	370	398
Notes payable to affiliated companies	644	—
Taxes accrued	66	167
Interest accrued	91	145
Current maturities of long-term debt (includes $49 at 2026 and $41 at 2025 related to VIEs)	793	285
Asset retirement obligations	186	194
Regulatory liabilities	356	274
Other	342	370
Total current liabilities	3,810	2,719
Long-Term Debt (includes $1,197 at 2026 and $1,224 at 2025 related to VIEs)	12,917	13,461
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,778	2,642
Asset retirement obligations	4,113	4,095
Regulatory liabilities	4,245	4,807
Operating lease liabilities	366	384
Accrued pension and other post-retirement benefit costs	138	139
Investment tax credits	197	194
Other	338	326
Total other noncurrent liabilities	12,175	12,587
Commitments and Contingencies
Equity
Member's Equity	13,964	13,610
Total Liabilities and Equity	$43,016	$42,527

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$354	$331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	433	402
Equity component of AFUDC	(27)	(19)
Deferred income taxes	125	49
Payments for asset retirement obligations	(38)	(32)
(Increase) decrease in
Receivables	(5)	101
Receivables from affiliated companies	69	(14)
Inventory	12	8
Other current assets	(93)	(36)
Increase (decrease) in
Accounts payable	92	(56)
Accounts payable to affiliated companies	(28)	130
Taxes accrued	(101)	(311)
Other current liabilities	(84)	(73)
Other assets	(380)	(42)
Other liabilities	(22)	23
Net cash provided by operating activities	307	461
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(990)	(849)
Purchases of debt and equity securities	(2,257)	(767)
Proceeds from sales and maturities of debt and equity securities	2,257	767
Notes receivable from affiliated companies	186	(968)
Other	(64)	(34)
Net cash used in investing activities	(868)	(1,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	2,155
Payments for the redemption of long-term debt	(38)	(441)
Notes payable to affiliated companies	644	(611)
Contributions from parent	—	300
Other	1	(1)
Net cash provided by financing activities	607	1,402
Net increase in cash, cash equivalents and restricted cash	46	12
Cash, cash equivalents and restricted cash at beginning of period	61	69
Cash, cash equivalents and restricted cash at end of period	$107	$81
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$537	$324
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
March 31, 2025 and 2026
(in millions)	Member's Equity
Balance at December 31, 2024	$11,971
Net income	331
Contribution from parent	300
Other	(1)
Balance at March 31, 2025	$12,601

Balance at December 31, 2025	$13,610
Net income	354
Balance at March 31, 2026	$13,964

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Revenues	$1,621	$1,444
Operating Expenses
Fuel used in electric generation and purchased power	448	381
Operation, maintenance and other	324	286
Depreciation and amortization	296	274
Property and other taxes	123	112
Total operating expenses	1,191	1,053
Gains on Sales of Other Assets and Other, net	2	1
Operating Income	432	392
Other Income and Expenses, net	16	18
Interest Expense	128	118
Income Before Income Taxes	320	292
Income Tax Expense	63	58
Net Income and Comprehensive Income	$257	$234
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$17	$21
Receivables (net of allowance for doubtful accounts of $26 at 2026 and $27 at 2025)	524	594
Receivables from affiliated companies	47	68
Notes receivable from affiliated companies	—	65
Inventory (includes $675 at 2026 and $669 at 2025 related to VIEs)	850	847
Regulatory assets (includes $62 at 2026 and 2025 related to VIEs)	286	102
Other (includes $10 at 2026 and $34 at 2025 related to VIEs)	116	52
Total current assets	1,840	1,749
Property, Plant and Equipment
Cost	33,739	33,160
Accumulated depreciation and amortization	(8,643)	(8,437)
Net property, plant and equipment	25,096	24,723
Other Noncurrent Assets
Regulatory assets (includes $669 at 2026 and $682 at 2025 related to VIEs)	2,130	2,106
Nuclear decommissioning trust funds	275	296
Operating lease right-of-use assets, net	206	221
Other	587	561
Total other noncurrent assets	3,198	3,184
Total Assets	$30,134	$29,656
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $258 at 2026 and $289 at 2025 related to VIEs)	$639	$792
Accounts payable to affiliated companies	139	171
Notes payable to affiliated companies	107	—
Taxes accrued	97	69
Interest accrued	142	87
Current maturities of long-term debt (includes $62 at 2026 and $61 at 2025 related to VIEs)	1,087	437
Asset retirement obligations	2	2
Regulatory liabilities	152	76
Other	338	375
Total current liabilities	2,703	2,009
Long-Term Debt (includes $679 at 2026 and $712 at 2025 related to VIEs)	10,465	10,870
Other Noncurrent Liabilities
Deferred income taxes	3,119	3,005
Asset retirement obligations	180	195
Regulatory liabilities	775	794
Operating lease liabilities	154	168
Accrued pension and other post-retirement benefit costs	86	88
Investment tax credits	248	240
Other	162	165
Total other noncurrent liabilities	4,724	4,655
Commitments and Contingencies
Equity
Member's equity	12,247	12,127
Accumulated other comprehensive loss	(5)	(5)
Total equity	12,242	12,122
Total Liabilities and Equity	$30,134	$29,656
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$257	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	383	342
Equity component of AFUDC	(3)	(5)
Gains on sales of other assets	(2)	(1)
Deferred income taxes	121	18
Payments for asset retirement obligations	(16)	(8)
(Increase) decrease in
Receivables	71	21
Receivables from affiliated companies	21	(54)
Inventory	2	(20)
Other current assets	(269)	254
Increase (decrease) in
Accounts payable	(54)	(356)
Accounts payable to affiliated companies	(32)	21
Taxes accrued	27	94
Other current liabilities	(8)	(21)
Other assets	(20)	(76)
Other liabilities	(12)	(6)
Net cash provided by operating activities	466	437
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(735)	(559)
Purchases of debt and equity securities	(66)	(53)
Proceeds from sales and maturities of debt and equity securities	80	69
Notes receivable from affiliated companies	65	(86)
Other	(44)	(51)
Net cash used in investing activities	(700)	(680)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	271	702
Payments for the redemption of long-term debt	(35)	(34)
Notes payable to affiliated companies	107	(466)
Contributions from parent	46	—
Distributions to parent	(183)	—
Other	(1)	(1)
Net cash provided by financing activities	205	201
Net decrease in cash, cash equivalents and restricted cash	(29)	(42)
Cash, cash equivalents and restricted cash at beginning of period	62	75
Cash, cash equivalents and restricted cash at end of period	$33	$33
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$445	$424
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025 and 2026
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2024	$10,986	$(5)	$10,981
Net income	234	—	234
Other	(2)	—	(2)
Balance at March 31, 2025	$11,218	$(5)	$11,213

Balance at December 31, 2025	$12,127	$(5)	$12,122
Net income	257	—	257
Distributions to parent	(183)	—	(183)
Contributions from parent	46	—	46
Balance at March 31, 2026	$12,247	$(5)	$12,242
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Revenues
Regulated electric	$562	$487
Regulated natural gas	317	279
Total operating revenues	879	766
Operating Expenses
Fuel used in electric generation and purchased power	173	149
Cost of natural gas	121	101
Operation, maintenance and other	139	124
Depreciation and amortization	121	112
Property and other taxes	117	116
Total operating expenses	671	602
Operating Income	208	164
Other Income and Expenses, net	5	5
Interest Expense	52	47
Income Before Income Taxes	161	122
Income Tax Expense	31	22
Net Income and Comprehensive Income	$130	$100
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$21	$18
Receivables (net of allowance for doubtful accounts of $52 at 2026 and $51 at 2025)	469	473
Receivables from affiliated companies	13	12
Notes receivable from affiliated companies	45	111
Inventory	198	187
Regulatory assets	140	86
Other	20	37
Total current assets	906	924
Property, Plant and Equipment
Cost	14,770	14,627
Accumulated depreciation and amortization	(3,856)	(3,812)
Net property, plant and equipment	10,914	10,815
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	668	686
Operating lease right-of-use assets, net	5	5
Other	101	96
Total other noncurrent assets	1,694	1,707
Total Assets	$13,514	$13,446
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$274	$333
Accounts payable to affiliated companies	75	91
Notes payable to affiliated companies	72	13
Taxes accrued	338	377
Interest accrued	55	51
Current maturities of long-term debt	—	45
Asset retirement obligations	6	6
Regulatory liabilities	79	57
Other	73	77
Total current liabilities	972	1,050
Long-Term Debt	4,351	4,350
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,362	1,341
Asset retirement obligations	130	129
Regulatory liabilities	465	470
Operating lease liabilities	4	5
Accrued pension and other post-retirement benefit costs	89	88
Other	88	90
Total other noncurrent liabilities	2,138	2,123
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2026 and 2025	762	762
Additional paid-in capital	3,219	3,219
Retained earnings	2,047	1,917
Total equity	6,028	5,898
Total Liabilities and Equity	$13,514	$13,446

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	113
Equity component of AFUDC	(4)	(3)
Deferred income taxes	13	(11)
Payments for asset retirement obligations	(1)	(1)
(Increase) decrease in
Receivables	5	(36)
Receivables from affiliated companies	(1)	(1)
Inventory	(11)	(1)
Other current assets	(35)	35
Increase (decrease) in
Accounts payable	(37)	(15)
Accounts payable to affiliated companies	(16)	17
Taxes accrued	(39)	(54)
Other current liabilities	22	26
Other assets	(2)	2
Other liabilities	7	—
Net cash provided by operating activities	152	171
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(212)	(224)
Notes receivable from affiliated companies	66	3
Other	(16)	(26)
Net cash used in investing activities	(162)	(247)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(45)	—
Notes payable to affiliated companies	59	65
Other	(1)	(1)
Net cash provided by financing activities	13	64
Net increase (decrease) in cash and cash equivalents	3	(12)
Cash and cash equivalents at beginning of period	18	24
Cash and cash equivalents at end of period	$21	$12
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$72	$95

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025 and 2026
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
Net income	—	—	100	100
Other	—	1	—	1
Balance at March 31, 2025	$762	$3,119	$1,679	$5,560

Balance at December 31, 2025	$762	$3,219	$1,917	$5,898
Net income	—	—	130	130
Balance at March 31, 2026	$762	$3,219	$2,047	$6,028
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Revenues	$966	$858
Operating Expenses
Fuel used in electric generation and purchased power	370	260
Operation, maintenance and other	190	195
Depreciation and amortization	205	192
Property and other taxes	19	18
Total operating expenses	784	665
Operating Income	182	193
Other Income and Expenses, net	11	10
Interest Expense	64	59
Income Before Income Taxes	129	144
Income Tax Expense	18	18
Net Income and Comprehensive Income	$111	$126

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$18	$12
Receivables (net of allowance for doubtful accounts of $16 at 2026 and $15 at 2025)	469	458
Receivables from affiliated companies	24	25
Notes receivable from affiliated companies	239	—
Inventory (includes $387 at 2026 related to VIEs)	550	531
Regulatory assets	198	193
Other	86	36
Total current assets	1,584	1,255
Property, Plant and Equipment
Cost	21,513	21,241
Accumulated depreciation and amortization	(7,604)	(7,492)
Net property, plant and equipment	13,909	13,749
Other Noncurrent Assets
Regulatory assets	1,009	1,032
Operating lease right-of-use assets, net	32	32
Other	242	278
Total other noncurrent assets	1,283	1,342
Total Assets	$16,776	$16,346
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $109 at 2026 related to VIEs)	$348	$360
Accounts payable to affiliated companies	90	38
Notes payable to affiliated companies	—	175
Taxes accrued	108	101
Interest accrued	81	62
Current maturities of long-term debt	4	4
Asset retirement obligations	138	133
Regulatory liabilities	259	275
Other	217	216
Total current liabilities	1,245	1,364
Long-Term Debt	5,436	4,939
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,536	1,525
Asset retirement obligations	979	992
Regulatory liabilities	1,163	1,185
Operating lease liabilities	26	28
Accrued pension and other post-retirement benefit costs	76	75
Investment tax credits	182	183
Other	14	14
Total other noncurrent liabilities	3,976	4,002
Commitments and Contingencies
Equity
Member's equity	5,969	5,891
Total equity	5,969	5,891
Total Liabilities and Equity	$16,776	$16,346

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	206	192
Equity component of AFUDC	(9)	(7)
Deferred income taxes	(13)	(16)
Payments for asset retirement obligations	(20)	(18)
(Increase) decrease in
Receivables	(6)	(45)
Receivables from affiliated companies	1	—
Inventory	(19)	46
Other current assets	(64)	(37)
Increase (decrease) in
Accounts payable	41	9
Accounts payable to affiliated companies	52	28
Taxes accrued	5	(63)
Other current liabilities	27	8
Other assets	51	79
Other liabilities	(9)	(27)
Net cash provided by operating activities	354	275
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(364)	(234)
Purchases of debt and equity securities	(9)	(39)
Proceeds from sales and maturities of debt and equity securities	9	112
Notes receivable from affiliated companies	(239)	—
Other	(32)	(94)
Net cash used in investing activities	(635)	(255)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	—
Notes payable to affiliated companies	(175)	10
Distributions to parent	(33)	(33)
Other	(1)	(1)
Net cash provided by (used in) financing activities	287	(24)
Net increase (decrease) in cash and cash equivalents	6	(4)
Cash and cash equivalents at beginning of period	12	13
Cash and cash equivalents at end of period	$18	$9
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$185	$146
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
March 31, 2025 and 2026
(in millions)	Member's Equity
Balance at December 31, 2024	$5,526
Net income	126
Distributions to parent	(33)
Balance at March 31, 2025	$5,619

Balance at December 31, 2025	$5,891
Net income	111
Distributions to parent	(33)
Balance at March 31, 2026	$5,969

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Revenues
Regulated natural gas	$1,004	$850
Nonregulated natural gas and other	7	7
Operating Revenues	$1,011	$857
Operating Expenses
Cost of natural gas	404	272
Operation, maintenance and other	95	96
Depreciation and amortization	74	70
Property and other taxes	26	18
Total operating expenses	599	456
Gain on Sales of Other Assets and Other, net	652	—
Operating Income	1,064	401
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	2	2
Other income and expenses, net	10	11
Total other income and expenses	12	13
Interest Expense	48	47
Income Before Income Taxes	1,028	367
Income Tax Expense	258	76
Net Income	$770	$291
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	(18)	—
Comprehensive Income	$752	$291
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$5	$1
Receivables (net of allowance for doubtful accounts of $9 at 2026 and $6 at 2025)	312	390
Receivables from affiliated companies	11	8
Notes receivable from affiliated companies	266	—
Inventory	45	77
Assets held for sale	—	109
Regulatory assets	85	106
Other	10	8
Total current assets	734	699
Property, Plant and Equipment
Cost	11,480	11,325
Accumulated depreciation and amortization	(2,216)	(2,168)
Net property, plant and equipment	9,264	9,157
Other Noncurrent Assets
Goodwill	39	39
Regulatory assets	306	350
Operating lease right-of-use assets, net	2	2
Investments in equity method unconsolidated affiliates	77	76
Assets held for sale	—	1,864
Other	284	283
Total other noncurrent assets	708	2,614
Total Assets	$10,706	$12,470
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$237	$286
Accounts payable to affiliated companies	99	90
Notes payable to affiliated companies	—	609
Taxes accrued	526	106
Interest accrued	48	41
Current maturities of long-term debt	40	490
Liabilities associated with assets held for sale	—	66
Regulatory liabilities	48	20
Other	68	81
Total current liabilities	1,066	1,789
Long-Term Debt	3,761	3,761
Other Noncurrent Liabilities
Deferred income taxes	873	1,071
Asset retirement obligations	26	25
Regulatory liabilities	780	802
Operating lease liabilities	1	2
Accrued pension and other post-retirement benefit costs	6	7
Liabilities associated with assets held for sale	—	170
Other	87	89
Total other noncurrent liabilities	1,773	2,166
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2026 and 2025	1,635	1,635
Retained earnings	2,488	3,118
Accumulated other comprehensive loss	(18)	—
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,105	4,753
Noncontrolling interests	1	1
Total equity	4,106	4,754
Total Liabilities and Equity	$10,706	$12,470
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$770	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	71
Equity component of AFUDC	(5)	(4)
Gain on sale of Piedmont's Tennessee business	(652)	—
Deferred income taxes	(225)	(13)
Equity in earnings from unconsolidated affiliates	(2)	(2)
(Increase) decrease in
Receivables	96	(38)
Receivables from affiliated companies	(3)	4
Inventory	36	17
Other current assets	(2)	55
Increase (decrease) in
Accounts payable	(98)	(27)
Accounts payable to affiliated companies	9	23
Taxes accrued	420	39
Other current liabilities	20	(54)
Other assets	44	(7)
Other liabilities	(16)	(2)
Net cash provided by operating activities	467	353
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(229)	(182)
Proceeds from the sale of Piedmont's Tennessee business	2,501	—
Notes receivable from affiliated companies	(266)	—
Other	(9)	(3)
Net cash provided by (used in) investing activities	1,997	(185)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(450)	—
Notes payable to affiliated companies	(609)	(159)
Dividends to parent	(1,400)	—
Other	(1)	(1)
Net cash used in financing activities	(2,460)	(160)
Net increase in cash and cash equivalents	4	8
Cash and cash equivalents at beginning of period	1	2
Cash and cash equivalents at end of period	$5	$10
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$138	$114

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025 and 2026
			Accumulated
			Other
			Comprehensive	Total
			Income (Loss)	Piedmont
			Pension and	Natural Gas
	Common	Retained	OPEB	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Adjustments	Equity	Interests	Equity
Balance at December 31, 2024	$1,635	$2,718	$—	$4,353	$1	$4,354
Net income	—	291	—	291	—	291
Balance at March 31, 2025	$1,635	$3,009	$—	$4,644	$1	$4,645

Balance at December 31, 2025	$1,635	$3,118	$—	$4,753	$1	$4,754
Net income	—	770	—	770	—	770
Other comprehensive loss	—	—	(18)	(18)	—	(18)
Dividends to parent	—	(1,400)	—	(1,400)	—	(1,400)
Balance at March 31, 2026	$1,635	$2,488	$(18)	$4,105	$1	$4,106

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
1. ORGANIZATION AND BASIS OF PRESENTATION
BASIS OF PRESENTATION
These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for annual financial statements and should be read in conjunction with the Consolidated Financial Statements in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025.
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

	March 31, 2026					December 31, 2025
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$2,140	$44	$102	$63	$17	$245	$3	$54	$16	$21
Other	78	31	47	37	10	84	12	71	38	34
Other Noncurrent Assets
Other	34	7	13	7	6	34	7	14	7	7
Total cash, cash equivalents and restricted cash	$2,252	$82	$162	$107	$33	$363	$22	$139	$61	$62
INVENTORY
Provisions for inventory write-offs were not material at March 31, 2026, and December 31, 2025. The components of inventory are presented in the tables below.

	March 31, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,601	$1,185	$1,803	$1,104	$700	$171	$398	$10
Coal	699	323	211	143	68	15	149	—
Natural gas, oil and other fuel	272	36	186	103	82	12	3	35
Total inventory	$4,572	$1,544	$2,200	$1,350	$850	$198	$550	$45

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,542	$1,157	$1,789	$1,109	$680	$155	$398	$10
Coal	715	328	235	155	80	21	131	—
Natural gas, oil and other fuel	312	45	186	99	87	11	2	67
Total inventory	$4,569	$1,530	$2,210	$1,363	$847	$187	$531	$77
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winner of the Carolina Long Bay offshore wind auction in May 2022. The cost of the rights acquired from the auction, totaling $150 million, is recorded in Other within Other noncurrent assets on Duke Energy's Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025.
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
Duke Energy and Piedmont have outstanding obligations that have been confirmed to the financial institution of $13 million and $23 million as of March 31, 2026, and December 31, 2025, respectively.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
NEW ACCOUNTING STANDARDS
The following new accounting standard has been issued but not yet adopted by the Duke Energy Registrants as of March 31, 2026.
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (FASB) issued new accounting guidance that requires disclosure of disaggregated information for certain cost and expense categories. This new guidance does not change the expense captions presented on the Condensed Consolidated Statements of Operations but requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. For Duke Energy Registrants, the amendments will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Duke Energy is currently assessing implementation of this guidance on the financial statement disclosures and expects it will have no impact on the results of operations, cash flows or financial condition.
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
On March 3, 2026, Duke Energy, Progress Energy and Florida Progress consummated the first closing (First Closing) of a minority investment in Florida Progress by Investor. The First Closing resulted in Florida Progress issuing 9.19% of its membership interests in exchange for approximately $2.8 billion in cash proceeds. Duke Energy and Progress Energy retained indirect control of these assets, and, therefore, no gain or loss was recognized on their respective Condensed Consolidated Statements of Operations. The difference between the cash consideration received, net of transaction costs of approximately $30 million, and the carrying value of the noncontrolling interest was $1,954 million and was recorded as an increase to equity.
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
In connection with the First Closing, Investor, Florida Progress, and Progress Energy entered in to an Amended and Restated Limited Liability Company Operating Agreement of Florida Progress (LLC Agreement). The LLC Agreement, among other things, establishes the general framework governing the relationship between Investor and Florida Progress and their respective successors and transferees, as members of Florida Progress. The LLC Agreement also provides Investor with limited governance rights commensurate with its eventual anticipated 19.7% ownership. Under the LLC Agreement, following the First Closing, the board of managers of Florida Progress will consist of eleven managers, two nominated by Investor and nine nominated by Progress Energy. The LLC Agreement contains certain investor protections, including (1) requiring investor approval or the affirmative vote of a manager nominated by the Investor for Florida Progress to make certain major decisions, and (2) providing Investor with the rights to require Progress Energy to acquire Investor's membership interest in Florida Progress under certain specified circumstances (in each case, subject to certain minimum ownership thresholds). Certain transfer restrictions and other transfer rights apply to Investor and Progress Energy under the LLC Agreement.
Sale of Piedmont's Tennessee Business
In July 2025, Piedmont entered into a purchase agreement with Spire Inc., a Missouri corporation, for the sale of Piedmont's Tennessee business. Piedmont’s Tennessee business is included within the GU&I segment of Duke Energy and Piedmont. In the third quarter of 2025, Duke Energy and Piedmont reclassified the Piedmont Tennessee Disposal Group to assets held for sale. On March 16, 2026, the TPUC approved the transaction and Piedmont closed on the sale on March 31, 2026. Piedmont received proceeds of approximately $2.5 billion from the sale, subject to post closing adjustments, which were partially used for debt reduction at Piedmont, as well as to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term. For the three months ended March 31, 2026, Duke Energy and Piedmont recorded pretax gains on the sale of $368 million and $652 million, respectively, in Gains on Sales of Other Assets and Other, net, in the Condensed Consolidated Statements of Operations. See Note 6 for further information on the repayment of Piedmont's term loan facility in March 2026.
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
During the three months ended March 31, 2025, Income From Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations related to the Commercial Renewables Disposal Groups was not material.

FINANCIAL STATEMENTS	DISPOSITIONS
During the three months ended March 31, 2026, Duke Energy resolved an outstanding liability related to the Commercial Renewables Disposal Groups. As a result of this resolution, Duke Energy recognized $18 million of pretax earnings included in Income From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Condensed Consolidated Statements of Cash Flows. The cash flows from discontinued operations related to the Commercial Renewables Disposal Groups were not material for the three months ended March 31, 2026, and 2025.
Assets Held For Sale
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended March 31, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,864	$1,309	$9,173	$5	$—	$9,178
Intersegment revenues	14	24	38	37	(75)	—
Total operating revenues	$7,878	$1,333	$9,211	$42	$(75)	$9,178
Less:
Fuel used in electric generation and purchased power	$2,440	$—	$2,440	$—	$(21)	$2,419
Cost of natural gas	—	525	525	—	—	525
Operation, maintenance and other	1,709	135	1,844	(41)	(51)	1,752
Depreciation and amortization	1,498	115	1,613	83	(7)	1,689
Property and other taxes	393	57	450	2	—	452
Interest expense	571	67	638	349	(19)	968
Income tax expense (benefit)	127	294	421	(88)	—	333
Other Segment Items
Noncontrolling interests(a)	27	—	27	—	—	27
Preferred dividends	—	—	—	14	—	14
Add: Equity in earnings of unconsolidated affiliates	—	6	6	1	—	7
Add: Other(b)	141	386	527	13	(23)	517
Segment income (loss)(c)(d)	$1,254	$532	$1,786	$(263)	$—	$1,523
Discontinued Operations						13
Net income available to Duke Energy Corporation Common Stockholders						$1,536
Add back: Net income attributable to noncontrolling interest						27
Add back: Preferred dividends						14
Net Income						$1,577
Capital investments expenditures and acquisitions for the three months ended March 31, 2026	$3,734	$279	$4,013	$75	$—	$4,088
Segment assets as of March 31, 2026	175,573	16,745	192,318	5,730	—	198,048

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended March 31, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,125	$1,116	$8,241	$8	$—	$8,249
Intersegment revenues	15	24	39	34	(73)	—
Total operating revenues	$7,140	$1,140	$8,280	$42	$(73)	$8,249
Less:
Fuel used in electric generation and purchased power	$2,119	$—	$2,119	$—	$(20)	$2,099
Cost of natural gas	—	374	374	—	—	374
Operation, maintenance and other	1,424	125	1,549	2	(52)	1,499
Depreciation and amortization	1,334	107	1,441	77	(6)	1,512
Property and other taxes	378	47	425	3	—	428
Interest expense	530	65	595	318	(24)	889
Income tax expense (benefit)	189	91	280	(87)	—	193
Other Segment Items
Noncontrolling interests(a)	25	—	25	—	—	25
Preferred dividends	—	—	—	14	—	14
Add: Equity in earnings of unconsolidated affiliates	—	5	5	6	—	11
Add: Other(b)	135	13	148	19	(29)	138
Segment income (loss)	$1,276	$349	$1,625	$(260)	$—	$1,365
Add back: Net Income available to noncontrolling interest						25
Add back: Preferred dividends						14
Net Income						$1,404
Capital investments expenditures and acquisitions for the three months ended March 31, 2025	$2,814	$249	$3,063	$85	$—	$3,148
Segment assets as of December 31, 2025(e)	172,427	18,989	191,416	4,320	—	195,736
(a)Net income attributable to noncontrolling interests related to continuing operations.
(b)    Other for EU&I and GU&I includes Gains on sales of other assets and other, net, and Other income and expenses, net.
(c)    EU&I segment income includes an after-tax total amount of $150 million, net of $47 million tax benefit, recorded at Duke Energy Carolinas and Duke Energy Progress within Operations, maintenance and other and Operating Revenues on the Condensed Consolidated Statements of Operations related to legal settlements, as well as regulatory matters related to the establishment of a regulatory liability associated with an energy efficiency program.
(d)    GU&I includes $368 million pretax recorded within Gains on Sales of Other Assets and Other, net, and $7 million pretax recorded within Property and other taxes on the Condensed Consolidated Statements of Operations related to the sale of Piedmont's Tennessee business. GU&I also includes $6 million pretax recorded within Gains on Sales of Other Assets and Other, net, on the Condensed Consolidated Statements of Operations related to the sale of certain renewable natural gas investments. GU&I segment income includes $196 million of tax expense related to these asset sales which includes the impact of nondeductible goodwill related to the sale of Piedmont's Tennessee business.
(e)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Three Months Ended March 31, 2026
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,766	$—	$2,766
Less:
Fuel used in electric generation and purchased power	$931	$—	$931
Operation, maintenance and other	601	12	613
Depreciation and amortization	526	—	526
Property and other taxes	106	—	106
Interest expense	217	1	218
Income tax expense (benefit)	14	(3)	11
Add: Other segment items(a)	65	—	65
Segment income (loss) / Net income	$436	$(10)	$426
Capital expenditures for the three months ended March 31, 2026	$1,474	$—	$1,474
Segment assets as of March 31, 2026	60,432	286	60,718

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,524	$—	$2,524
Less:
Fuel used in electric generation and purchased power	$803	$—	$803
Operation, maintenance and other	474	10	484
Depreciation and amortization	432	—	432
Property and other taxes	102	—	102
Interest expense	200	—	200
Income tax expense (benefit)	53	(2)	51
Add: Other segment items(a)	61	—	61
Segment income (loss) / Net income	$521	$(8)	$513
Capital expenditures for the three months ended March 31, 2025	$1,019	$—	$1,019
Segment assets as of December 31, 2025	58,775	400	59,175
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Progress Energy
Progress Energy has one reportable segment, EU&I. The remainder of Progress Energy's operations is presented as Other.

	Three Months Ended March 31, 2026
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$3,922	$3	$3,925
Less:
Fuel used in electric generation and purchased power	$1,311	$—	$1,311
Operation, maintenance and other	820	16	836
Depreciation and amortization	682	—	682
Property and other taxes	182	(1)	181
Interest expense	262	29	291
Income tax expense (benefit)	107	(9)	98
Other Segment Items
Noncontrolling interest	5	—	5
Add: Other segment items(a)	61	11	72
Segment income (loss) / Net income	$614	$(21)	$593
Capital expenditures for the three months ended March 31, 2026	$1,725	$—	$1,725
Segment assets as of March 31, 2026	72,939	3,967	76,906

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$3,462	$5	$3,467
Less:
Fuel used in electric generation and purchased power	$1,106	$—	$1,106
Operation, maintenance and other	673	15	688
Depreciation and amortization	631	—	631
Property and other taxes	172	—	172
Interest expense	246	29	275
Income tax expense (benefit)	118	(8)	110
Add: Other segment items(a)	61	—	61
Segment income (loss) / Net income	$577	$(31)	$546
Capital expenditures for the three months ended March 31, 2025	$1,409	$—	$1,409
Segment assets as of December 31, 2025	71,685	4,153	75,838
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Progress
Duke Energy Progress has one reportable segment, EU&I. The remainder of Duke Energy Progress' operations is presented as Other.

	Three Months Ended March 31, 2026
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,301	$—	$2,301
Less:
Fuel used in electric generation and purchased power	$863	$—	$863
Operation, maintenance and other	501	7	508
Depreciation and amortization	386	—	386
Property and other taxes	59	—	59
Interest expense	135	—	135
Income tax expense (benefit)	42	(2)	40
Add: Other segment items(a)	44	—	44
Segment income (loss) / Net income	$359	$(5)	$354
Capital expenditures for the three months ended March 31, 2026	$990	$—	$990
Segment assets as of March 31, 2026	42,884	132	43,016

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$2,018	$—	$2,018
Less:
Fuel used in electric generation and purchased power	$725	$—	$725
Operation, maintenance and other	391	7	398
Depreciation and amortization	357	—	357
Property and other taxes	60	—	60
Interest expense	128	—	128
Income tax expense (benefit)	58	(2)	56
Add: Other segment items(a)	39	(2)	37
Segment income (loss) / Net income	$338	$(7)	$331
Capital expenditures for the three months ended March 31, 2025	$849	$—	$849
Segment assets as of December 31, 2025	42,163	364	42,527
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I. The remainder of Duke Energy Florida's operations is presented as Other.

	Three Months Ended March 31, 2026
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,621	$—	$1,621
Less:
Fuel used in electric generation and purchased power	$448	$—	$448
Operation, maintenance and other	319	5	324
Depreciation and amortization	296	—	296
Property and other taxes	123	—	123
Interest expense	127	1	128
Income tax expense (benefit)	65	(2)	63
Add: Other segment items(a)	17	1	18
Segment income (loss) / Net income	$260	$(3)	$257
Capital expenditures for the three months ended March 31, 2026	$735	$—	$735
Segment assets as of March 31, 2026	30,055	79	30,134

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,444	$—	$1,444
Less:
Fuel used in electric generation and purchased power	$381	$—	$381
Operation, maintenance and other	282	4	286
Depreciation and amortization	274	—	274
Property and other taxes	112	—	112
Interest expense	118	—	118
Income tax expense (benefit)	60	(2)	58
Add: Other segment items(a)	22	(3)	19
Segment income (loss) / Net income	$239	$(5)	$234
Capital expenditures for the three months ended March 31, 2025	$559	$—	$559
Segment assets as of December 31, 2025	29,522	134	29,656
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended March 31, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$562	$317	$879	$—	$879
Less:
Fuel used in electric generation and purchased power	$173	$—	$173	$—	$173
Cost of natural gas	—	121	121	—	121
Operation, maintenance and other	97	40	137	2	139
Depreciation and amortization	82	39	121	—	121
Property and other taxes	87	30	117	—	117
Interest expense	34	18	52	—	52
Income tax expense (benefit)	16	15	31	—	31
Add: Other segment items(a)	4	1	5	—	5
Segment income (loss) / Net income	$77	$55	$132	$(2)	$130
Capital expenditures for the three months ended March 31, 2026	$162	$50	$212	$—	$212
Segment assets as of March 31, 2026	8,631	4,809	13,440	74	13,514

	Three Months Ended March 31, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$487	$279	$766	$—	$766
Less:
Fuel used in electric generation and purchased power	$149	$—	$149	$—	$149
Cost of natural gas	—	101	101	—	101
Operation, maintenance and other	92	29	121	3	124
Depreciation and amortization	76	36	112	—	112
Property and other taxes	86	30	116	—	116
Interest expense	31	16	47	—	47
Income tax expense (benefit)	9	14	23	(1)	22
Add: Other segment items(a)	4	2	6	(1)	5
Segment income (loss) / Net income	$48	$55	$103	$(3)	$100
Capital expenditures for the three months ended March 31, 2025	$157	$67	$224	$—	$224
Segment assets as of December 31, 2025	8,575	4,736	13,311	135	13,446
(a)    Other segment items for EU&I and GU&I include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Indiana
Duke Energy Indiana has one reportable segment, EU&I. The remainder of Duke Energy Indiana's operations is presented as Other.

	Three Months Ended March 31, 2026
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$966	$—	$966
Less:
Fuel used in electric generation and purchased power	$370	$—	$370
Operation, maintenance and other	187	3	190
Depreciation and amortization	205	—	205
Property and other taxes	19	—	19
Interest expense	64	—	64
Income tax expense (benefit)	19	(1)	18
Add: Other segment items(a)	11	—	11
Segment income (loss) / Net income	$113	$(2)	$111
Capital expenditures for the three months ended March 31, 2026	$364	$—	$364
Segment assets as of March 31, 2026	16,504	272	16,776

	Three Months Ended March 31, 2025
	Electric
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$858	$—	$858
Less:
Fuel used in electric generation and purchased power	$260	$—	$260
Operation, maintenance and other	193	2	195
Depreciation and amortization	192	—	192
Property and other taxes	18	—	18
Interest expense	60	(1)	59
Income tax expense (benefit)	18	—	18
Add: Other segment items(a)	10	—	10
Segment income (loss) / Net income	$127	$(1)	$126
Capital expenditures for the three months ended March 31, 2025	$234	$—	$234
Segment assets as of December 31, 2025	16,321	25	16,346
(a)    Other segment items include Gains on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Piedmont
Piedmont has one reportable segment, GU&I. The remainder of Piedmont's operations is presented as Other.

	Three Months Ended March 31, 2026
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$1,011	$—	$1,011
Less:
Cost of natural gas	$404	$—	$404
Operation, maintenance and other	93	2	95
Depreciation and amortization	74	—	74
Property and other taxes	26	—	26
Interest expense	48	—	48
Income tax expense (benefit)	258	—	258
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	2	2
Add: Other(a)	662	—	662
Segment income (loss) / Net income (loss)	$770	$—	$770
Capital expenditures for the three months ended March 31, 2026	$229	$—	$229
Segment assets as of March 31, 2026	10,346	360	10,706

	Three Months Ended March 31, 2025
	Gas
	Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total
Total operating revenues	$857	$—	$857
Less:
Cost of natural gas	$272	$—	$272
Operation, maintenance and other	94	2	96
Depreciation and amortization	70	—	70
Property and other taxes	18	—	18
Interest expense	47	—	47
Income tax expense (benefit)	76	—	76
Other Segment Items
Add: Equity in earnings of unconsolidated affiliates	—	2	2
Add: Other(a)	11	—	11
Segment income (loss) / Net income (loss)	$291	$—	$291
Capital expenditures for the three months ended March 31, 2025	$182	$—	$182
Segment assets as of December 31, 2025(b)	12,384	86	12,470
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
Winter Storm Fern
In late January 2026, severe weather associated with Winter Storm Fern moved across the eastern U.S. and impacted all of Duke Energy's service territories, with damage primarily occurring in the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 200,000 customers were impacted across Duke Energy's system. Total storm restoration costs, including capital expenditures, for Duke Energy are estimated to be $287 million, which includes $181 million for Duke Energy Carolinas and $106 million for Duke Energy Progress. Incremental storm restoration costs related to operation and maintenance activities in excess of amounts in base rates were charged to storm reserves or deferred as regulatory assets, where applicable, and will be reviewed for recovery in future regulatory proceedings. As of March 31, 2026, the operations and maintenance expense amounts deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets were $140 million and $74 million for Duke Energy Carolinas and Duke Energy Progress, respectively. These estimates could change as additional information is received on actual costs incurred for preparation and restoration activities.
On April 14, 2026, Duke Energy Carolinas and Duke Energy Progress filed interim requests with the NCUC related to fuel and purchased power costs incurred during this period of severe winter weather and record customer energy demand. The interim filings request recovery of underrecovered fuel and purchased power costs, including solar purchases, of $500 million for Duke Energy Carolinas and $309 million for Duke Energy Progress, over a period of 19 months. These pass-through costs represent actual expenses, without markup, necessary to supply power, as allowed under the North Carolina Power Bill Reduction Act (SB266). SB266 implemented actions designed to reduce electricity costs for customers including enhanced cost recovery mechanisms and more timely recovery of fuel costs, among other actions. A decision from the NCUC regarding the proposed 19 month recovery period is anticipated in May 2026, and, if approved, new fuel rider rates are proposed to be effective June 1, 2026.
Duke Energy Carolinas and Duke Energy Progress
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
On February 24, 2026, the Companies reached a comprehensive settlement with the North Carolina Public Staff and certain other intervenors (stipulating parties) in the case, which was filed with NCUC. Subject to approval by the NCUC, the agreement resolves all issues among the North Carolina stipulating parties regarding the combination of Duke Energy Carolinas and Duke Energy Progress. Among other terms, the agreement requires the Companies to guarantee that savings from the combination over a 14-year period will be sufficient to offset the identified impacts to North Carolina retail customers to achieve the combination. The guaranteed savings are calculated based on a combination of capital-related savings associated with Duke Energy Carolinas and Duke Energy Progress' most recent resource planning assumptions, as well as operational savings enabled by the combination expected to accrue following the effective date of the combination. The agreement also permits deferral of costs to achieve, with recovery subject to prudency review, and provides that North Carolina retail customers will make annual Share the Benefits contributions to South Carolina retail customers for a six-year period beginning in 2030. On May 1, 2026, the NCUC issued an order approving the combination consistent with the comprehensive settlement.
On March 6, 2026, the Companies reached a comprehensive settlement with the South Carolina Office of Regulatory Staff and certain other intervenors in the case, which was filed with PSCSC. Subject to approval by the PSCSC, the agreement, which has the same core components as the comprehensive settlement reached in North Carolina, resolves all issues among the South Carolina stipulating parties, regarding the combination of Duke Energy Carolinas and Duke Energy Progress. Among other terms, the agreement requires the Companies to guarantee that savings from the combination over a 14-year period will be sufficient to offset the identified impacts to South Carolina retail customers, including through the receipt of Share the Benefits contributions from North Carolina retail and wholesale customers. On April 30, 2026, the PSCSC approved the combination consistent with the terms of the comprehensive settlement. A final written order from the PSCSC is expected by May 21, 2026.
Duke Energy Carolinas
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
In February 2024, a number of parties filed Notices of Appeal of the December 15, 2023, NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of electric membership cooperatives (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues, including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Progress PBR application. Briefing is complete and oral arguments occurred in February 2025. Duke Energy Carolinas anticipates a decision to be issued in the second quarter of 2026.
2025 North Carolina Rate Case
On November 20, 2025, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR application included an MYRP to recover projected capital investments during a two-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs. If approved, the overall net retail revenue increase as originally filed would be $727 million in Year 1 and $275 million in Year 2, for a combined total of $1 billion or 15.0%. The application also requested an ROE of 10.95% with an equity ratio of 53%. In a second supplemental filing made on April 22, 2026, the overall requested net retail revenue increase was reduced to $695 million in Year 1 and $257 million in Year 2, for a combined total of $952 million. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets. Duke Energy Carolinas has requested the total Year 1 rates to be effective no later than January 1, 2027. The evidentiary hearing is scheduled to commence on July 7, 2026.
2025 South Carolina Rate Case
On July 1, 2025, Duke Energy Carolinas filed a base rate case with the PSCSC requesting an increase in electric base rates. The request for the rate increase was driven by significant capital investments, including generation plant additions, as well as transmission, distribution and grid improvements. On November 11, 2025, Duke Energy Carolinas filed a comprehensive settlement with the South Carolina Office of Regulatory Staff and other intervenors in the case resolving all revenue requirement issues in the base rate proceeding. The settlement included an annual net increase in electric rates of approximately $19 million, including the flow back of PTC benefits to customers, an ROE of 9.99% and an equity ratio of 53%. On December 31, 2025, the PSCSC issued an order approving the settlement agreement without modification. Revised customer rates went into effect on March 1, 2026. This matter is now fully resolved.
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
Anderson County Combined Cycle CECPCN
On October 30, 2025, Duke Energy Carolinas filed with the PSCSC an application for a CECPCN to construct and operate a new 1,365-MW natural gas CC generating facility with hydrogen capability in Anderson County, South Carolina. The preliminary estimate of the total project cost was approximately $3.2 billion, inclusive of financing costs. Subject to negotiation of final contractual terms, which began in April 2026, the new CC will be co-owned with North Carolina Electric Membership Corporation (NCEMC) and Central Electric Power Cooperative (CEPC), with Duke Energy Carolinas owning approximately 1,170 MW, NCEMC owning 100 MW and CEPC owning the remaining 95 MW. On April 24, 2026, the PSCSC issued a final order granting the CECPCN authorizing construction. Construction is anticipated to begin in 2027 and the facility is expected to be in service by the end of 2030. In addition, Duke Energy Carolinas submitted its application for an air permit on March 11, 2026, to the South Carolina Department of Environmental Services.
On March 18, 2026, Duke Energy Carolinas filed an out-of-state application for the Anderson facilities with the NCUC requesting the NCUC to determine the need for and approve an estimate of construction costs and construction schedule for the facilities intended to serve North Carolina retail customers. The NCUC is expected to make a decision on the application in the fourth quarter of 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Buck Combustion Turbines CPCN
On November 21, 2025, Duke Energy Carolinas filed with the NCUC an application to construct and operate two hydrogen-capable advanced-class simple-cycle CTs at the site of the existing Buck CC Station. The two new CTs, totaling approximately 850 MW, will provide incremental peaking generation to serve Duke Energy Carolinas' customers growing energy needs. Pending regulatory approvals, construction of the CTs is planned to start in 2027 with the units targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Carolinas noted that the recovery of Construction Work in Progress (CWIP) during the construction period for the proposed facility will not be included in rate base and will instead accrue AFUDC. The 2030 North Carolina retail revenue requirement for the proposed facility is estimated to be $154 million, representing an approximate average North Carolina retail rate increase of 2.3% across all classes. On February 27, 2026, Duke Energy Carolinas filed an air permit application with the NCDEQ for the CTs. An evidentiary hearing related to the CPCN is scheduled to begin on September 9, 2026. A decision on the CPCN application is anticipated by the fourth quarter of 2026.
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
In October 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties appealed certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. In November 2023, the AGO filed a Notice of Cross Appeal of the NCUC's determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. In November 2023, Duke Energy Progress, the North Carolina Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Carolinas PBR application. Briefing is complete and oral arguments occurred in February 2025. Duke Energy Progress anticipates a decision to be issued in the second quarter of 2026.
2025 North Carolina Rate Case
On November 20, 2025, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR application included an MYRP to recover projected capital investments during a two-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs. If approved, the overall net retail revenue increase as originally filed would be $529 million in Year 1 and $200 million in Year 2, for a combined total of $729 million or 15.1%, which includes the flow back of PTC benefits to customers through a proposed PTC rider similar to Duke Energy Carolinas. The application also requested an ROE of 10.95% with an equity ratio of 53%. A second supplemental filing will be made on May 6, 2026 to update the request based on March 31, 2026 actual balances. The rate increase is driven primarily by major transmission and distribution investments since the last rate case and projected in the MYRP, as well as investments in energy storage and solar assets. Duke Energy Progress has requested the total Year 1 rates to be effective no later than January 1, 2027. The evidentiary hearing is scheduled to commence on August 11, 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
South Carolina Electric Rate Stabilization Adjustment Filing
On March 13, 2026, Duke Energy Progress filed a request with the PSCSC to adjust electric rates under the new electric Rate Stabilization Adjustment (eRSA) framework, aimed at supporting investments and improving reliability. This filing represents the first electric utility proceeding under the eRSA in South Carolina. Established by South Carolina’s 2025 Energy Security Act, the eRSA allows utilities to seek annual rate adjustments using standardized historical data, with continued oversight based on prior base rate case outcomes. Duke Energy Progress' request stems from investments made in 2025 for grid and reliability improvements not covered in its base rate case, with the law permitting adjustments when calendar-year earned returns deviate by more than 0.50% from authorized returns. If approved, this $37 million increase in annual revenues would result in an overall 5.5% rate increase allocated across customer classes and is expected to bring Duke Energy Progress' ROE to 9.99% as allowed in the 2025 South Carolina Rate Case. A decision from the PSCSC is anticipated by July 15, 2026, and if approved, new rates would be effective in August 2026. To remain eligible for eRSA treatment, monitoring reports will be due quarterly in March and a new base rate case must be filed at least every five years.
Person County Combined Cycle CPCNs
On February 7, 2025, Duke Energy Progress filed with the NCUC its application to construct and operate a second 1,360-MW hydrogen-capable, advanced-class CC unit in Person County at the Roxboro Plant. NCEMC has the right to co-own the facilities under its existing supply agreement with Duke Energy Progress. Duke Energy Progress and NCEMC executed the contractual agreements for both units in April 2026, which allows NCEMC to own approximately 225 MW of each unit, for a total of approximately 450 MW. Pending regulatory approvals, the unit is targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Progress noted that the recovery of CWIP during the construction period for the proposed facility may be pursued in the future. The 2030 North Carolina retail revenue requirement for the second unit is estimated to be $113 million, representing an approximate average retail rate increase of 2.6% across all classes. The air permit was issued by the NCDEQ in December 2024. On October 16, 2025, the NCUC issued its order granting the CPCN. Certain preliminary construction activities are ongoing at both Person County CC units.
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
Robinson Subsequent License Renewal
In April 2025, Duke Energy Progress filed an SLR application with the NRC to renew the Robinson facility operating license for an additional 20 years. The current license would have expired in 2030. In March 2026, the NRC approved a final environmental impact statement. On April 23, 2026, the NRC issued the subsequent renewed license for Robinson to continue operations until 2050. This matter is fully resolved.
Duke Energy Florida
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
On January 5, 2026, Duke Energy Florida filed a notice with the FPSC to stop recovery of the storm cost charge because the costs were fully recovered and the storm reserve was fully replenished earlier than anticipated, primarily due to lower actual incurred storm costs as compared to preliminary estimates. The notice was administratively approved and revised rates with the storm charge removed were effective with the first billing cycle in February 2026. Duke Energy Florida filed documentation evidencing its total Debby, Helene and Milton actual storm costs of $903 million on February 27, 2026. In March 2026, Duke Energy Florida filed a petition to refund approximately $91 million of storm costs that were over-collected. The petition was approved by the FPSC on May 5, 2026.
Duke Energy Ohio
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio 2026 Electric Rate Case
On March 30, 2026, Duke Energy Ohio filed an electric distribution base rate case with the PUCO, requesting an annualized increase in electric distribution base rates of approximately $90 million. Duke Energy Ohio requested an ROE of 10.5% with an equity ratio of 52.66%. The rate increase is driven by significant infrastructure upgrade investments since the last general rate case. Evidentiary hearings are anticipated in the fourth quarter of 2026 with a final decision expected in May 2027. New rates will become effective after a decision is issued.
Duke Energy Ohio RTO Adder
On February 24, 2022, the OCC filed a complaint asserting that FERC should reduce the ROE utilized in transmission formulas for Duke Energy Ohio and certain transmission providers by eliminating the 50 basis point adder associated with RTO membership. The OCC contends this is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is only applicable where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as it related to Duke Energy Ohio, but granted it for certain other transmission providers. As a result of appeal by certain other transmission providers, the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) on January 17, 2025, reversed the prior decision from FERC. In the decision, the Sixth Circuit ruled the 50 basis point adder is available only where RTO membership is voluntary. The decision noted that Ohio law requires Ohio's transmission utilities to be a member of an RTO and therefore it is unlawful for FERC to remove the adder from certain transmission providers but not also remove the adder from Duke Energy Ohio. As a result, the issue was remanded back to FERC to revise their prior decision. As a result of the ruling, Duke Energy Ohio recognized a pretax charge during 2025, the results of which were not material. On March 26, 2025, the Sixth Circuit denied requests for rehearing. On April 16, 2025, the Sixth Circuit agreed to stay the mandate pending further appeal to the U.S. Supreme Court. On July 17, 2025, Duke Energy Ohio filed a respondent brief at the U.S. Supreme Court requesting review of the Sixth Circuit's decision. On November 10, 2025, the U.S. Supreme Court denied the appeal, and on November 13, 2025, the Sixth Circuit remanded the case back to the FERC. The FERC is not subject to a statutory deadline to act on remand and has yet to issue an order in the proceeding.
Transmission Cost Allocation Proceedings
Duke Energy Ohio is a member of PJM Interconnection, LLC, the Independent System Operator (ISO) and FERC-approved RTO for the region in which Duke Energy Ohio operates. Duke Energy Ohio and other transmission owners in PJM have turned over control of their transmission facilities and their transmission systems are currently under the RTO dispatch control of PJM. Transmission service is provided on a regionwide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of transmission service.
RTOs like PJM engage in long-term regional planning to ensure the transparent evaluation of transmission facilities and to assist in determining how such projects should be designed and built to meet broader regional needs. Costs are typically recovered from customers who benefit from the upgrades or, for certain larger projects, costs may be shared across the PJM region. Shared costs are determined according to a formula approved by FERC, and the formula relies on a Solution-Based Distribution Factor (DFAX) methodology. PJM has historically used a de minimis threshold in its DFAX methodology that exempts zones from paying a portion of transmission costs if the zone's calculated use of the transmission facility is below 1%. Duke Energy Ohio has historically been below the de minimis threshold for certain transmission projects and, as such, was not allocated respective costs for those projects.
From time to time, various parties have challenged cost allocations for specific RTO-area transmission projects, including PJM, at the FERC and other appellate courts. On March 6, 2026, FERC issued a ruling related to these cost challenges that is expected to impact the historical transmission cost allocations of PJM. Specifically, the FERC found that the de minimis threshold used in the DFAX cost allocation methodology is unjust, unreasonable and inconsistent with cost causation. Among other considerations, FERC noted that larger RTO zones typically have higher peak loads and the same DFAX usage value could place a smaller zone above the 1% de minimis threshold – which is based on peak load –resulting in a cost allocation to the smaller zone, while a larger zone with comparable usage would not receive a cost allocation. In conjunction with this ruling, PJM was ordered to file tariff revisions within 90 days, which update the DFAX cost allocation percentages in the tariff based on the elimination of the 1% de minimis threshold. PJM has asked FERC for an extension of this deadline. Based on those updated cost allocation percentages, PJM will then need to recalculate costs and issue refunds/surcharges (with interest) going back to June 18, 2015. On April 6, 2026, Duke Energy Ohio, jointly with several other PJM transmission owners, filed for rehearing of the March 6, 2026 order. On April 29, 2026, FERC issued a notice granting PJM’s request for an extension of the 90-day compliance requirement contained in the March 6, 2026 ruling related to retrospective tariff revisions to June 18, 2015. The extension was granted until further notice of FERC. PJM will still be required to comply with the time frame in the March 6, 2026 ruling for prospective tariff revisions.
Duke Energy Ohio is evaluating the potential impacts of this ruling, including any potential amounts owed to PJM, and required financial statement adjustments and is unable to reasonably estimate the ultimate financial statement impact.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
In 2023, Duke Energy Indiana filed a petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a notice of appeal of the IURC's order. On August 26, 2025, the Indiana Court of Appeals reversed the decision by the IURC concluding that the IURC incorrectly allowed Duke Energy Indiana to collect certain of those coal ash costs from customers. In October 2025, Duke Energy Indiana and the Indiana Office of Attorney General filed separate petitions requesting the Indiana Supreme Court to review the case. On January 26, 2026, the Indiana Supreme Court denied Duke Energy Indiana's and the Indiana Office of Attorney General's petitions. There were no material impacts on the results of operations, cash flows or financial position as a result of this ruling. On March 30, 2026, Duke Energy Indiana filed its Petition and Case-in-Chief for ECR 45, implementing changes directed by the Indiana Court of Appeals decision. Duke Energy Indiana anticipates the IURC will issue an ECR 45 order in the coming months.
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
On February 18, 2026, Duke Energy Indiana submitted a second compliance filing in accordance with the IURC’s findings in its order, and on March 20, 2026, the Industrial Group and Indiana Office of Consumer Counselor filed an objection to the Company’s Step 2 compliance filing. The IURC is expected to rule on the objection in the coming months.
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
On June 17, 2025, Duke Energy Indiana entered into a settlement agreement with one of the parties in this proceeding to conduct a study evaluating the feasibility of third-party operation of the Cayuga coal units. On July 11, 2025, Duke Energy Indiana entered into a settlement agreement with an additional party in this proceeding agreeing to the need of the units and addressing accounting and ratemaking components. Neither agreement altered the underlying plans in the pending CPCN application. On October 29, 2025, the IURC issued its order approving the settlement agreements, granting the CPCN and approving cost recovery through the proposed GCT. On November 26, 2025, CAC filed a notice of appeal of the IURC's order. Duke Energy Indiana filed a petition to transfer the case to the Indiana Supreme Court. The petition was granted in April 2026, with oral arguments scheduled for September 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On November 25, 2025, Duke Energy Indiana filed its first GCT tariff for approval to recover Cayuga CC CPCN-related costs. The factors were effective in the first April 2026 billing cycle and are to remain in place for approximately six months or until superseded by IURC-approved factors in a subsequent filing. The estimated average cumulative retail rate impact during construction and initial in-service periods from April 2026 through May 2031 is approximately 5.6%.
Piedmont
2026 South Carolina Rate Case
On April 1, 2026, Piedmont filed an application with the PSCSC for a rate increase for retail customers of approximately $16 million, which represents a 6.3% increase in retail revenues. Piedmont requested an ROE of 10.8% with an equity ratio of 55.09%. The rate increase is driven by significant infrastructure upgrade investments and higher cost of capital since the last general rate case. In its application, Piedmont expressed its intent to resume operating under the South Carolina Rate Stabilization Act prospectively after completion of the rate case. The evidentiary hearing is scheduled to commence on August 20, 2026, with a final decision on or before October 1, 2026. New rates are expected to become effective October 1, 2026.
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

(in millions)	March 31, 2026	December 31, 2025
Reserves for Environmental Remediation
Duke Energy	$95	$72
Duke Energy Carolinas	36	36
Progress Energy	31	20
Duke Energy Progress	11	10
Duke Energy Florida	20	10
Duke Energy Ohio	23	12
Duke Energy Indiana	2	2
Piedmont	2	2
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
Duke Energy
NTE Carolinas II, LLC Litigation
In November 2017, Duke Energy Carolinas entered into a standard FERC large generator interconnection agreement (LGIA) with NTE Carolinas II, LLC (NTE), a company that proposed to build a combined-cycle natural gas plant in Rockingham County, North Carolina. In September 2019, Duke Energy Carolinas filed a lawsuit in Mecklenburg County Superior Court against NTE for breach of contract, alleging that NTE's failure to pay benchmark payments for Duke Energy Carolinas' transmission system upgrades required under the interconnection agreement constituted a termination of the interconnection agreement. Duke Energy Carolinas sought a monetary judgment against NTE because NTE failed to make multiple milestone payments. The lawsuit was moved to federal court in North Carolina. NTE filed a motion to dismiss Duke Energy Carolinas’ complaint and brought counterclaims alleging anti-competitive conduct and violations of state and federal statutes. Duke Energy Carolinas filed a motion to dismiss NTE's counterclaims. Both NTE's and Duke Energy Carolinas' motions to dismiss were subsequently denied by the court. In addition to Duke Energy Carolinas, NTE subsequently amended the complaint to include Duke Energy Progress and Duke Energy Corporation as defendants in the antitrust claims (collectively, the Defendants).
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
Following completion of discovery, the Defendants filed a motion for summary judgment seeking a ruling in their favor as to some of its affirmative claims against NTE and to all of NTE’s counterclaims. On June 24, 2022, the court issued an order partially granting the Defendants' motion by dismissing NTE's counterclaims that Duke Energy Carolinas and Duke Energy Progress engaged in anti-competitive behavior in violation of state and federal statutes. In October 2022, the parties executed a settlement agreement with respect to the remaining breach of contract claims in the litigation and a Stipulation of Dismissal was filed with the court.
In November 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the district court's summary judgment ruling on NTE's antitrust and unfair competition claims. On August 5, 2024, the U.S. Court of Appeals for the Fourth Circuit reversed the district court's grant of summary judgment and remanded the case back to the district court for further proceedings. In August 2024, the Defendants filed a petition for rehearing, which was denied on November 26, 2024. On February 21, 2025, the Defendants filed a petition seeking review by the U.S. Supreme Court. On January 12, 2026, the U.S. Supreme Court denied the petition seeking review. In March 2026, the parties executed a settlement agreement resolving the entire case and a Stipulation of Dismissal was filed with the court. The amount of the settlement was not material in 2026.
Mooresville Coal Ash Class Action Litigation
On December 20, 2024, 15 plaintiffs filed a lawsuit in Iredell County, North Carolina, against Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress (collectively “Duke Energy”) on behalf of a putative class alleging past and ongoing environmental contamination in the Mooresville area of North Carolina. The lawsuit alleges that Duke Energy disposed of and sold coal ash as structural fill resulting in the contamination of soil, groundwater and Lake Norman. The plaintiffs claim that Duke Energy failed to properly remediate the contamination and continues to pollute, and they assert that the contamination has negatively impacted property values. The plaintiffs are seeking unspecified compensatory and punitive damages, injunctive relief to stop further contamination, remediation of contaminated areas and attorneys' fees and costs. On July 28, 2025, the plaintiffs filed an amended complaint, which asserts claims for negligence, negligence per se, gross negligence, private nuisance, strict liability for ultra-hazardous activities and trespass. On September 11, 2025, Duke Energy filed its answer to the plaintiff's amended complaint and a motion for judgment on the pleadings. Following a hearing on December 29, 2025, the court entered an interim order dismissing the plaintiffs' strict liability claim. On February 4, 2026, the court entered an order denying the remainder of Duke Energy's motion for judgment on the pleadings. A scheduling order has not yet been issued.
Nuclear Compensation Class Action Litigation
On July 11, 2025, plaintiffs Leo Dorrell and John Dunn filed a putative class action lawsuit in the U.S. District Court for the District of Maryland against all U.S. commercial nuclear power operators, including Duke Energy Corporation (Parent) and Progress Energy. The plaintiffs allege that the nuclear power industry engaged in a conspiracy to suppress compensation by exchanging salary information since 2003, in violation of Section 1 of the Sherman Act. The lawsuit seeks unspecified monetary damages, including treble damages, on behalf of current and former employees in the nuclear power industry as well as injunctive relief. On October 15, 2025, all defendants jointly filed an omnibus motion to dismiss all claims in the complaint and Duke Energy also joined a motion filed by several defendants to dismiss for lack of personal jurisdiction. On November 5, 2025, the plaintiffs filed an amended complaint adding Duke Energy Carolinas and Duke Energy Business Services as defendants and including more factual allegations to support their complaint. Although not named as a defendant, Duke Energy Progress is accused of having participated in the alleged conspiracy. The defendants filed their omnibus motion to dismiss on December 19, 2025. The court will hold oral argument on May 13, 2026.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $386 million at March 31, 2026, and $395 million at December 31, 2025. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2045 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2045 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $556 million at March 31, 2026, and $555 million at December 31, 2025. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages is $9 million as of March 31, 2026, and December 31, 2025, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended March 31, 2026
				Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Florida	Indiana
Unsecured Debt
March 2026(a)	March 2029	3.000%	1,500	1,500	—	—
First Mortgage Bonds
March 2026(b)	March 2036	4.950%	500	—	—	500
March 2026(c)	April 2076	3.300%	275	—	275	—
Total issuances			$2,275	$1,500	$275	$500
(a)See "Duke Energy (Parent) Convertible Senior Notes" below for additional information.
(b)Proceeds were used to pay down short-term debt and for general company purposes.
(c)Floating interest rate debt. Proceeds were used to pay down short-term debt and for general company purposes.
Duke Energy (Parent) Convertible Senior Notes
On April 15, 2026, Duke Energy (Parent) settled all of its outstanding 4.125% Convertible Senior Notes due April 2026 (the “Notes due 2026”) upon conversion. In accordance with the terms of the indenture and at the Company's election, Duke Energy paid approximately $1.7 billion in cash equal to the aggregate principal amount of the Notes due 2026 and issued 1.4 million shares of its common stock to settle the conversion premium, as the conversion value exceeded the principal amount of the Notes due 2026.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
In March 2026, Duke Energy (Parent) completed the sale of $1.5 billion 3.000% Convertible Senior Notes due March 2029 (convertible notes). The convertible notes are senior unsecured obligations of Duke Energy, and will mature on March 15, 2029, unless earlier converted or repurchased in accordance with their terms. The convertible notes bear interest at a fixed rate of 3.000% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. Proceeds were used to repay a portion of $1.7 billion of outstanding convertible senior notes due April 2026 and for general corporate purposes.
Prior to the close of business on the business day immediately preceding December 15, 2028, the convertible notes will be convertible at the option of the holders when the following conditions are met:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of Duke Energy common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
On or after December 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the convertible notes may convert all or any portion of their convertible notes at their option at any time at the conversion rate then in effect, irrespective of these conditions. Duke Energy will settle conversions of the convertible notes by paying cash up to the aggregate principal amount of the convertible notes to be converted and paying or delivering, as the case may be, cash, shares of Duke Energy's common stock, $0.001 par value per share, or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the convertible notes being converted.
The conversion rate for the convertible notes is initially 6.2277 shares of Duke Energy's common stock per $1,000 principal amount of convertible notes. The initial conversion price of the convertible notes represents a premium of approximately 22.5% over the last reported sale price of Duke Energy’s common stock on the NYSE on March 9, 2026. The conversion rate and the corresponding conversion price will not be adjusted for any accrued and unpaid interest but will be subject to adjustment in some instances, such as stock splits or share combinations, certain distributions to common stockholders, or tender offers at off-market rates. The changes in the conversion rates are intended to make convertible note holders whole for changes in the fair value of Duke Energy common stock resulting from such events. Duke Energy may not redeem the convertible notes prior to the maturity date.
Duke Energy issued the convertible notes pursuant to an indenture, dated as of March 12, 2026, by and between Duke Energy and The Bank of New York Mellon Trust Company, N.A., as trustee. The terms of the convertible notes include customary fundamental change provisions that require repayment of the notes with interest upon certain events, such as a stockholder approved plan of liquidation or if Duke Energy's common stock ceases to be listed on the NYSE.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2026
Unsecured Debt
Duke Energy (Parent) Convertible Senior Notes	April 2026	4.125%	1,725
Duke Energy (Parent)	September 2026	2.650%	1,500
Duke Energy (Parent)	January 2027	4.850%	600
Duke Energy Carolinas Term Loan Facility(a)	March 2027	4.522%	1,000
First Mortgage Bonds
Duke Energy Carolinas	December 2026	2.950%	600
Duke Energy Florida	January 2027	3.200%	650
Duke Energy Progress	March 2027	4.350%	500
Duke Energy Florida(a)(b)	October 2073	3.608%	200
Duke Energy Florida(a)(b)	April 2074	3.608%	173
Duke Energy Progress(c)	October 2046	3.300%	200
Other(d)			247
Current maturities of long-term debt			$7,395
(a)Floating interest rate debt.
(b)These first mortgage bonds are classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets based on terms of the indentures, which could require repayment in less than 12 months if exercised by the bondholders.
(c)These tax-exempt bonds are secured by first mortgage bonds and are classified as Current maturities of long-term debt on the Consolidated Balance Sheets as of March 31, 2026, due to a mandatory put option expiring October 1, 2026. Duke Energy Progress anticipates remarketing the bonds and the securities are expected to be reclassified to Long-Term Debt at that time.
(d)Includes finance lease obligations, amortizing debt, tax-exempt bonds with mandatory put options and small bullet maturities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
AVAILABLE CREDIT FACILITIES
Master Credit Facility
In March 2026, Duke Energy extended the termination date of its existing $10 billion Master Credit Facility to March 2031. The Duke Energy Registrants, excluding Progress Energy, have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder.
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	March 31, 2026
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$10,000	$3,150	$1,950	$1,575	$700	$1,075	$750	$800
Reduction to backstop issuances
Commercial paper(b)	(1,914)	(207)	(772)	(627)	(79)	(79)	(150)	—
Outstanding letters of credit	(7)	(2)	(4)	(1)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$7,998	$2,941	$1,174	$947	$621	$996	$519	$800
(a)Represents the sublimit of each borrower.
(b)Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies on the Condensed Consolidated Balance Sheets.
Term Loan Facilities
Duke Energy (Parent)
In September 2025, Duke Energy (Parent) entered into a 364-day term loan facility with commitments totaling $2 billion. As of December 31, 2025, $2.0 billion was drawn under the term loan facility, which was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. Borrowings were used to pay down short-term debt and for general corporate purposes. In March 2026, Duke Energy (Parent) repaid the term loan facility.
Duke Energy Carolinas and Duke Energy Progress
In March 2026, Duke Energy Carolinas and Duke Energy Progress entered into 364-day term loan facilities with commitments totaling $1.5 billion and $300 million, respectively. As of March 31, 2026, $1 billion in borrowings under the term loan facility for Duke Energy Carolinas was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. Borrowings were used primarily to fund incurred fuel and storm costs, to pay down short-term debt and for general company purposes.
Piedmont
In August 2025, Piedmont entered into a 364-day term loan facility with commitments totaling $450 million. In September 2025, $450 million was drawn under the term loan facility, which was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets as of December 31, 2025. Proceeds were used to repay $150 million of maturities due September 2025, to pay down short-term debt and for general corporate purposes. In March 2026, Piedmont repaid the term loan facility.
7. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.0 billion is allocated $17.4 billion to EU&I and $1.6 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025. There are no accumulated impairment charges.
On July 27, 2025, Piedmont entered into a purchase agreement for the sale of Piedmont's Tennessee business. In the third quarter of 2025, $294 million of Duke Energy’s Goodwill balance that was allocated to the Piedmont Tennessee Disposal Group was reclassified to noncurrent assets held for sale on Duke Energy's Condensed Consolidated Balance Sheets. Piedmont closed on the sale on March 31, 2026. See Note 2 for additional information.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2026, and December 31, 2025.
Progress Energy
Progress Energy's Goodwill is included in the EU&I segment and there are no accumulated impairment charges.

FINANCIAL STATEMENTS	GOODWILL

Piedmont
Piedmont's Goodwill is included in the GU&I segment and there are no accumulated impairment charges.
On July 27, 2025, Piedmont entered into a purchase agreement for the sale of Piedmont's Tennessee business. In the third quarter of 2025, $10 million of Piedmont’s Goodwill balance that was allocated to the Piedmont Tennessee Disposal Group was reclassified to noncurrent assets held for sale on Piedmont's Condensed Consolidated Balance Sheets. Piedmont closed on the sale on March 31, 2026. See Note 2 for additional information.
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

	Three Months Ended March 31,
(in millions)	2026	2025
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$175	$178
Indemnification coverages(b)	12	13
JDA revenue(c)	179	82
JDA expense(c)	166	116
Intercompany natural gas purchases(d)	2	2
Progress Energy
Corporate governance and shared service expenses(a)	$159	$150
Indemnification coverages(b)	19	16
JDA revenue(c)	166	116
JDA expense(c)	179	82
Intercompany natural gas purchases(d)	19	19
Duke Energy Progress
Corporate governance and shared service expenses(a)	$92	$86
Indemnification coverages(b)	8	7
JDA revenue(c)	166	116
JDA expense(c)	179	82
Intercompany natural gas purchases(d)	19	19
Duke Energy Florida
Corporate governance and shared service expenses(a)	$67	$64
Indemnification coverages(b)	11	9
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$71	$64
Indemnification coverages(b)	1	1
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$91	$71
Indemnification coverages(b)	3	2
Piedmont
Corporate governance and shared service expenses(a)	$32	$31
Indemnification coverages(b)	1	1
Intercompany natural gas sales(d)	21	21
Natural gas storage and transportation costs(e)	5	5
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
March 31, 2026
Intercompany income tax receivable	$122	$150	$89	$57	$—	$—	$—
Intercompany income tax payable	—	—	—	—	26	31	481

December 31, 2025
Intercompany income tax payable	$81	$72	$77	$12	$10	$39	$59
Progress Energy Distribution to Duke Energy (Parent)
In March 2026, Progress Energy transferred $2.8 billion to Duke Energy (Parent) received from the First Closing of the minority interest investment in Florida Progress. Progress Energy's distribution of these funds to Duke Energy (Parent) has been reflected as a reduction to Retained earnings on Progress Energy's Condensed Consolidated Balance Sheets as of March 31, 2026, and as Distributions to parent on Progress Energy's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026. See Note 2 for additional information related to the First Closing.
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2026, and 2025, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	March 31, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,950	$—	$—	$—	$—	$—	$—
Undesignated contracts	5,377	3,275	1,850	650	1,200	225	27
Total notional amount	$7,327	$3,275	$1,850	$650	$1,200	$225	$27

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,725	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,852	2,175	1,325	650	675	325	27
Total notional amount	$5,577	$2,175	$1,325	$650	$675	$325	$27
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity purchased and sold in bulk power markets and natural gas purchases, including Piedmont's natural gas supply contracts. Exposure to commodity price risk is influenced by a number of factors, including the term of contracts, the liquidity of markets and delivery locations. To manage risk associated with commodity prices, the Duke Energy Registrants may enter into long-term power purchase or sales contracts and long-term natural gas supply agreements.
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

	March 31, 2026
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	3,965	—	—	—	542	3,423	—
Natural gas (millions of dekatherms)	811	309	286	286	—	31	185

	December 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	10,615	—	—	—	1,349	9,266	—
Natural gas (millions of dekatherms)	814	307	286	286	—	33	188
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at March 31, 2026.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended March 31,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2026	2025
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(12)	$28
	537	5.31%	500	euros	3.85%	June 2034	(10)	23
	815	5.65%	750	euros	3.75%	April 2031	(14)	35
Total notional amount	$1,997		1,850	euros			$(36)	$86
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

Derivative Assets	March 31, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$18	$4	$7	$7	$—	$—	$7	$—
Noncurrent	21	9	12	12	—	—	—	—
Total Derivative Assets – Commodity Contracts	$39	$13	$19	$19	$—	$—	$7	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$26	$—	$—	$—	$—	$—	$—	$—
Noncurrent	20	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	62	34	27	26	1	—	—	—
Noncurrent	73	52	20	—	20	—	2	—
Total Derivative Assets – Interest Rate Contracts	$181	$86	$47	$26	$21	$—	$2	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	107	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$107	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$327	$99	$66	$45	$21	$—	$9	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$138	$68	$44	$43	$2	$—	$10	$16
Noncurrent	109	31	26	26	—	—	—	52
Total Derivative Liabilities – Commodity Contracts	$247	$99	$70	$69	$2	$—	$10	$68
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	1	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	5	3	2	1	—	—	—	—
Noncurrent	1	—	1	—	1	—	—	—
Total Derivative Liabilities – Interest Rate Contracts	$7	$3	$3	$1	$1	$—	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	29	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$29	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$283	$102	$73	$70	$3	$—	$10	$68

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$28	$9	$7	$7	$—	$—	$11	$—
Noncurrent	28	12	16	16	—	—	—	—
Total Derivative Assets – Commodity Contracts	$56	$21	$23	$23	$—	$—	$11	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	20	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	63	34	29	29	1	—	—	—
Noncurrent	62	46	15	—	14	—	1	—
Total Derivative Assets – Interest Rate Contracts	$170	$80	$44	$29	$15	$—	$1	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	$156	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Foreign Currency Contracts	$156	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$382	$101	$67	$52	$15	$—	$12	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$104	$53	$25	$25	$—	$—	$7	$19
Noncurrent	106	32	21	21	—	—	—	53
Total Derivative Liabilities – Commodity Contracts	$210	$85	$46	$46	$—	$—	$7	$72
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$—	$3	$(4)	$(5)	$1	$—	$2	$—
Noncurrent	7	—	6	6	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$7	$3	$2	$1	$1	$1	$2	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$244	$88	$48	$47	$1	$1	$9	$72
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

Derivative Assets	March 31, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$106	$38	$34	$33	$1	$—	$7	$—
Offset	(11)	(4)	(7)	(7)	—	—	—	—
Net amounts presented in Current Assets: Other	$95	$34	$27	$26	$1	$—	$7	$—
Noncurrent
Gross amounts recognized	$221	$61	$32	$12	$20	$—	$2	$—
Offset	(17)	(9)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$204	$52	$24	$4	$20	$—	$2	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	March 31, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$172	$71	$46	$44	$2	$—	$10	$16
Offset	(11)	(4)	(7)	(7)	—	—	—	—
Cash collateral posted	(10)	—	—	—	—	—	(10)	—
Net amounts presented in Current Liabilities: Other	$151	$67	$39	$37	$2	$—	$—	$16
Noncurrent
Gross amounts recognized	$111	$31	$27	$26	$1	$—	$—	$52
Offset	(17)	(9)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$94	$22	$19	$18	$1	$—	$—	$52

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$116	$43	$36	$36	$1	$—	$11	$—
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Net amounts presented in Current Assets: Other	$100	$34	$29	$29	$1	$—	$11	$—
Noncurrent
Gross amounts recognized	$266	$58	$31	$16	$14	$—	$1	$—
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$244	$47	$20	$5	$14	$—	$1	$—

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$131	$56	$21	$20	$1	$—	$9	$19
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Cash collateral posted	(8)	(1)	—	—	—	—	(7)	—
Net amounts presented in Current Liabilities: Other	$107	$46	$14	$13	$1	$—	$2	$19
Noncurrent
Gross amounts recognized	$113	$32	$27	$27	$—	$1	$—	$53
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Cash collateral posted	(1)	(1)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$90	$20	$16	$16	$—	$1	$—	$53

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	March 31, 2026
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$150	$81	$69	$69
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$150	$81	$69	$69

	December 31, 2025
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$102	$59	$43	$43
Fair value of collateral already posted	2	2	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	100	57	43	43
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of March 31, 2026, and December 31, 2025.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$200	$—	$—	$175
Equity securities	5,135	37	7,269	6,041	14	8,519
Corporate debt securities	6	31	1,329	17	18	1,056
Municipal bonds	2	16	370	4	13	366
U.S. government bonds	15	57	3,176	31	39	2,487
Other debt securities	2	5	296	3	5	284
Total NDTF Investments	$5,160	$146	$12,640	$6,096	$89	$12,887
Other Investments
Cash and cash equivalents	$—	$—	$229	$—	$—	$53
Equity securities	54	—	135	57	—	139
Corporate debt securities	—	3	79	—	2	75
Municipal bonds	—	1	67	—	1	67
U.S. government bonds	—	5	54	—	4	59
Other debt securities	—	2	47	—	2	45
Total Other Investments	$54	$11	$611	$57	$9	$438
Total Investments	$5,214	$157	$13,251	$6,153	$98	$13,325
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2026, and 2025, were as follows.

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
FV-NI:
Realized gains	$802	$126
Realized losses	124	41
AFS:
Realized gains	17	10
Realized losses	16	20
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$98	$—	$—	$92
Equity securities	3,032	19	4,175	3,533	10	4,896
Corporate debt securities	3	24	846	9	15	662
Municipal bonds	—	6	46	—	5	42
U.S. government bonds	7	38	1,808	16	26	1,403
Other debt securities	2	5	239	3	5	242
Total NDTF Investments	$3,044	$92	$7,212	$3,561	$61	$7,337

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2026, and 2025, were as follows.

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
FV-NI:
Realized gains	$448	$82
Realized losses	74	22
AFS:
Realized gains	11	7
Realized losses	9	14
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$102	$—	$—	$83
Equity securities	2,103	18	3,094	2,508	4	3,623
Corporate debt securities	3	7	483	8	3	394
Municipal bonds	2	10	324	4	8	324
U.S. government bonds	8	19	1,368	15	13	1,084
Other debt securities	—	—	57	—	—	42
Total NDTF Investments	$2,116	$54	$5,428	$2,535	$28	$5,550
Other Investments
Cash and cash equivalents	$—	$—	$30	$—	$—	$34
Municipal bonds	—	—	25	—	—	24
Total Other Investments	$—	$—	$55	$—	$—	$58
Total Investments	$2,116	$54	$5,483	$2,535	$28	$5,608
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2026, and 2025, were as follows.

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
FV-NI:
Realized gains	$354	$44
Realized losses	50	19
AFS:
Realized gains	6	3
Realized losses	7	6

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$86	$—	$—	$71
Equity securities	1,981	18	2,962	2,380	4	3,485
Corporate debt securities	3	7	464	8	3	375
Municipal bonds	2	10	324	4	8	324
U.S. government bonds	8	16	1,262	14	10	958
Other debt securities	—	—	55	—	—	41
Total NDTF Investments	$1,994	$51	$5,153	$2,406	$25	$5,254
Other Investments
Cash and cash equivalents	$—	$—	$22	$—	$—	$24
Total Other Investments	$—	$—	$22	$—	$—	$24
Total Investments	$1,994	$51	$5,175	$2,406	$25	$5,278
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2026, and 2025, were as follows.

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
FV-NI:
Realized gains	$354	$44
Realized losses	50	19
AFS:
Realized gains	6	3
Realized losses	7	6
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	March 31, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$16	$—	$—	$12
Equity securities	122	—	132	128	—	138
Corporate debt securities	—	—	19	—	—	19
U.S. government bonds	—	3	106	1	3	126
Other debt securities	—	—	2	—	—	1
Total NDTF Investments(a)	$122	$3	$275	$129	$3	$296
Other Investments
Cash and cash equivalents	$—	$—	$4	$—	$—	$5
Municipal bonds	—	—	25	—	—	24
Total Other Investments	$—	$—	$29	$—	$—	$29
Total Investments	$122	$3	$304	$129	$3	$325
(a)During the three months ended March 31, 2026, and the year ended December 31, 2025, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2026, and 2025, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	March 31, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Equity securities	5	—	51	6	—	53
Corporate debt securities	—	—	1	—	—	1
Municipal bonds	—	1	25	—	1	25
U.S. government bonds	—	—	3	—	—	3
Total Investments	$5	$1	$81	$6	$1	$82
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three months ended March 31, 2026, and 2025, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	March 31, 2026
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$122	$24	$97	$40	$57	$1
Due after one through five years	1,506	814	630	602	28	6
Due after five through 10 years	1,162	633	482	465	17	8
Due after 10 years	2,628	1,468	1,048	998	50	14
Total	$5,418	$2,939	$2,257	$2,105	$152	$29
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
Other fair value considerations
See Note 12 in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the valuation of goodwill and intangible assets.
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

	March 31, 2026
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$200	$200	$—	$—	$—
NDTF equity securities	7,269	7,244	2	—	23
NDTF debt securities	5,171	1,986	3,185	—	—
Other equity securities	135	135	—	—	—
Other debt securities	247	50	197	—	—
Other cash and cash equivalents	229	229	—	—	—
Derivative assets	327	3	320	4	—
Total assets	13,578	9,847	3,704	4	23
Derivative liabilities	(283)	(10)	(273)	—	—
Net assets	$13,295	$9,837	$3,431	$4	$23

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$175	$175	$—	$—	$—
NDTF equity securities	8,519	8,494	3	—	22
NDTF debt securities	4,193	1,480	2,713	—	—
Other equity securities	139	139	—	—	—
Other debt securities	246	55	191	—	—
Other cash and cash equivalents	53	53	—	—	—
Derivative assets	382	2	371	9	—
Total assets	13,707	10,398	3,278	9	22
Derivative liabilities	(244)	(7)	(237)	—	—
Net assets	$13,463	$10,391	$3,041	$9	$22

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$9	$9
Purchases, sales, issuances and settlements:
Settlements	(4)	(6)
Total losses included on the Condensed Consolidated Balance Sheet	(1)	—
Balance at end of period	$4	$3
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2026
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$98	$98	$—	$—
NDTF equity securities	4,175	4,150	2	23
NDTF debt securities	2,939	1,078	1,861	—
Derivative assets	99	—	99	—
Total assets	7,311	5,326	1,962	23
Derivative liabilities	(102)	—	(102)	—
Net assets	$7,209	$5,326	$1,860	$23

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$92	$92	$—	$—
NDTF equity securities	4,896	4,871	3	22
NDTF debt securities	2,349	776	1,573	—
Derivative assets	101	—	101	—
Total assets	7,438	5,739	1,677	22
Derivative liabilities	(88)	—	(88)	—
Net assets	$7,350	$5,739	$1,589	$22
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$102	$102	$—	$83	$83	$—
NDTF equity securities	3,094	3,094	—	3,623	3,623	—
NDTF debt securities	2,232	908	1,324	1,844	704	1,140
Other debt securities	25	—	25	24	—	24
Other cash and cash equivalents	30	30	—	34	34	—
Derivative assets	66	—	66	67	—	67
Total assets	5,549	4,134	1,415	5,675	4,444	1,231
Derivative liabilities	(73)	—	(73)	(48)	—	(48)
Net assets	$5,476	$4,134	$1,342	$5,627	$4,444	$1,183

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$86	$86	$—	$71	$71	$—
NDTF equity securities	2,962	2,962	—	3,485	3,485	—
NDTF debt securities	2,105	820	1,285	1,698	597	1,101
Other cash and cash equivalents	22	22	—	24	24	—
Derivative assets	45	—	45	52	—	52
Total assets	5,220	3,890	1,330	5,330	4,177	1,153
Derivative liabilities	(70)	—	(70)	(47)	—	(47)
Net assets	$5,150	$3,890	$1,260	$5,283	$4,177	$1,106
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$16	$16	$—	$12	$12	$—
NDTF equity securities	132	132	—	138	138	—
NDTF debt securities	127	88	39	146	107	39
Other debt securities	25	—	25	24	—	24
Other cash and cash equivalents	4	4	—	5	5	—
Derivative assets	21	—	21	15	—	15
Total assets	325	240	85	340	262	78
Derivative liabilities	(3)	—	(3)	(1)	—	(1)
Net assets	$322	$240	$82	$339	$262	$77
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at March 31, 2026, and December 31, 2025.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2026				December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$51	$51	$—	$—	$53	$53	$—	$—
Other debt securities	29	—	29	—	29	—	29	—
Other cash and cash equivalents	1	1	—	—	—	—	—	—
Derivative assets	9	3	2	4	12	2	1	9
Total assets	90	55	31	4	94	55	30	9
Derivative liabilities	(10)	(10)	—	—	(9)	(7)	(2)	—
Net assets	$80	$45	$31	$4	$85	$48	$28	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$9	$8
Purchases, sales, issuances and settlements:
Settlements	(3)	(6)
Total losses included on the Condensed Consolidated Balance Sheet	(2)	—
Balance at end of period	$4	$2
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	March 31, 2026		December 31, 2025
(in millions)	Total Fair Value	Level 2	Total Fair Value	Level 2
Derivative liabilities	(68)	(68)	(72)	(72)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2026
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Indiana
FTRs	4	RTO auction pricing	FTR price – per MWh	(1.24)	-	15.13	1.11
Duke Energy
Total Level 3 derivatives	$4

	December 31, 2025
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Indiana
FTRs	9	RTO auction pricing	FTR price – per MWh	(1.00)	–	14.63	1.13
Duke Energy
Total Level 3 derivatives	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2026		December 31, 2025
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$87,872	$81,221	$87,212	$79,863
Duke Energy Carolinas	19,788	17,947	18,777	16,764
Progress Energy	27,057	25,447	26,848	24,957
Duke Energy Progress	13,860	12,528	13,896	12,445
Duke Energy Florida	11,552	11,122	11,307	10,720
Duke Energy Ohio	4,376	4,136	4,420	4,151
Duke Energy Indiana	5,590	5,156	5,093	4,646
Piedmont	3,801	3,464	4,251	3,960
(a)Book value of long-term debt includes $900 million and $921 million at March 31, 2026, and December 31, 2025, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both March 31, 2026, and December 31, 2025, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2026, and the year ended December 31, 2025, or is expected to be provided in the future that was not previously contractually required.
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2026	December 31, 2025
Regulatory Assets: Current	62	62
Current Assets: Other	10	34
Other Noncurrent Assets: Regulatory assets	669	682
Current maturities of long-term debt	62	61
Long-Term Debt	679	712
Storm Recovery Bonds
Duke Energy Carolinas NC Storm Funding, LLC (DECNCSF), Duke Energy Carolinas NC Storm Funding II, LLC (DECNCSFII), Duke Energy Carolinas SC Storm Funding, LLC (DECSCSF), Duke Energy Progress NC Storm Funding, LLC (DEPNCSF), Duke Energy Progress NC Storm Funding II, LLC (DEPNCSFII) and Duke Energy Progress SC Storm Funding, LLC (DEPSCSF) are bankruptcy remote, wholly owned special purpose subsidiaries of Duke Energy Carolinas and Duke Energy Progress. DECNCSF and DEPNCSF were formed in 2021, DEPSCSF was formed in 2024, and DECNCSFII, DECSCSF and DEPNCSFII were formed in 2025, all for the sole purpose of issuing storm recovery bonds to finance certain of Duke Energy Carolinas’ and Duke Energy Progress’ unrecovered regulatory assets related to storm costs incurred in North Carolina and South Carolina.

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES
These subsidiaries issued senior secured bonds and used the proceeds to acquire storm recovery property from Duke Energy Carolinas and Duke Energy Progress. The storm recovery property acquired includes the right to impose, bill, collect and adjust a non-bypassable charge from all Duke Energy Carolinas’ and Duke Energy Progress’ North Carolina and South Carolina retail customers until the bonds are paid in full and all financing costs have been recovered. The storm recovery bonds are secured by the storm recovery property and cash collections from the storm recovery charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to Duke Energy Carolinas or Duke Energy Progress. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Duke Energy Carolinas and Duke Energy Progress have the power to direct the significant activities of the VIEs as described above and therefore Duke Energy Carolinas and Duke Energy Progress are considered the primary beneficiaries. Duke Energy Carolinas consolidates DECNCSF, DECNCSFII and DECSCSF and Duke Energy Progress consolidates DEPNCSF, DEPNCSFII and DEPSCSF.
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	March 31, 2026
	Duke Energy Carolinas			Duke Energy Progress
(in millions)	DECNCSF	DECNCSFII	DECSCSF	DEPNCSF	DEPNCSFII	DEPSCSF

Regulatory Assets: Current	$12	$29	$31	$39	$23	$8
Current Assets: Other	6	17	8	20	14	3
Other Noncurrent Assets: Regulatory assets	175	544	525	572	429	148
Current Maturities of Long-Term Debt	11	12	13	35	9	5
Long-Term Debt	182	566	543	594	448	155

	December 31, 2025
	Duke Energy Carolinas			Duke Energy Progress
(in millions)	DECNCSF	DECNCSFII	DECSCSF	DEPNCSF	DEPNCSFII	DEPSCSF
Regulatory Assets: Current	12	29	31	39	23	8
Current Assets: Other	9	3	—	30	3	5
Other Noncurrent Assets: Regulatory assets	179	550	528	583	435	151
Current Maturities of Long-Term Debt	11	2	3	35	1	5
Long-Term Debt	188	575	553	611	455	158
Procurement Companies
Duke Energy Florida Purchasing Company, LLC (DEF ProCo) and Duke Energy Indiana Purchasing Company, LLC (DEI ProCo) are wholly owned special purpose subsidiaries of Duke Energy Florida and Duke Energy Indiana, respectively. DEF ProCo was formed in 2023 as the primary procurement agent for equipment, materials and supplies for Duke Energy Florida. DEI ProCo was formed in 2025 and became operational in 2026 as the primary procurement agent for equipment, materials and supplies for Duke Energy Indiana. The ProCos interact with third-party suppliers on Duke Energy Florida’s and Duke Energy Indiana's behalf with credit and risk support provided by Duke Energy Florida and Duke Energy Indiana. Both ProCos are qualified resellers under their respective state's tax laws and convey acquired assets to the utilities through leases on each acquired asset.
These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Duke Energy Florida and Duke Energy Indiana have the power to direct the significant activities of the VIEs as described above and therefore Duke Energy Florida and Duke Energy Indiana are considered the primary beneficiaries and consolidate each respective procurement company.
The following table summarizes the impact of this VIE on Duke Energy Florida's and Duke Energy Indiana's Consolidated Balance Sheets.

(in millions)	March 31, 2026		December 31, 2025
	DEF ProCo	DEI ProCo	DEF ProCo
Inventory	$675	$387	$669
Accounts Payable	258	109	289
NON-CONSOLIDATED VIEs
Natural Gas Investments
Duke Energy has investments in various joint ventures, including pipeline and renewable natural gas projects. These entities are considered VIEs due to having insufficient equity to finance their own activities without subordinated financial support. Duke Energy does not have the power to direct the activities that most significantly impact the economic performance, the obligation to absorb losses or the right to receive benefits of these VIEs and therefore does not consolidate these entities.
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
The majority of wholesale revenues are full requirements contracts where the customers purchase the substantial majority of their energy needs and do not have a fixed quantity of contractually required energy or capacity. As such, related forecasted revenues are considered optional purchases. Supplemental requirements contracts that include contracted blocks of energy and capacity at contractually fixed prices have the following estimated remaining performance obligations as of March 31, 2026:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Duke Energy Carolinas	$9	$12	$12	$—	$—	$—	$33
Progress Energy	33	43	13	13	15	29	146
Duke Energy Progress	4	6	6	6	8	14	44
Duke Energy Florida	29	37	7	7	7	15	102
Duke Energy Indiana	3	2	—	—	—	—	5
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
Fixed-capacity payments under long-term contracts for the GU&I segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations as of March 31, 2026, are as follows:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Piedmont	$40	$48	$45	$44	$42	$109	$328
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended March 31, 2026
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,619	$1,160	$1,738	$875	$863	$302	$420	$—
Commercial	2,030	699	911	444	467	153	267	—
Industrial	827	327	264	186	78	34	204	—
Wholesale	870	166	600	525	75	60	43	—
Other revenues	330	339	296	201	95	27	11	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,676	$2,691	$3,809	$2,231	$1,578	$576	$945	$—

Gas Utilities and Infrastructure
Residential	$790	$—	$—	$—	$—	$213	$—	$577
Commercial	374	—	—	—	—	83	—	291
Industrial	62	—	—	—	—	16	—	46
Power Generation	—	—	—	—	—	—	—	9
Other revenues	88	—	—	—	—	4	—	88
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,314	$—	$—	$—	$—	$316	$—	$1,011

Other
Revenue from contracts with customers	$5	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$8,995	$2,691	$3,809	$2,231	$1,578	$892	$945	$1,011

Other revenue sources(a)	$183	$75	$116	$70	$43	$(13)	$21	$—
Total operating revenues	$9,178	$2,766	$3,925	$2,301	$1,621	$879	$966	$1,011

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended March 31, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,403	$1,127	$1,614	$820	$794	$282	$379	$—
Commercial	1,921	701	845	415	430	142	233	—
Industrial	823	334	267	193	74	33	187	—
Wholesale	670	149	443	404	39	22	57	—
Other revenues	236	180	239	163	76	18	(1)	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,053	$2,491	$3,408	$1,995	$1,413	$497	$855	$—

Gas Utilities and Infrastructure
Residential	$706	$—	$—	$—	$—	$186	$—	$520
Commercial	322	—	—	—	—	70	—	252
Industrial	55	—	—	—	—	16	—	39
Power Generation	—	—	—	—	—	—	—	24
Other revenues	74	—	—	—	—	6	—	53
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,157	$—	$—	$—	$—	$278	$—	$888

Other
Revenue from contracts with customers	$8	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$8,218	$2,491	$3,408	$1,995	$1,413	$775	$855	$888

Other revenue sources(a)	$31	$33	$59	$23	$31	$(9)	$3	$(31)
Total operating revenues	$8,249	$2,524	$3,467	$2,018	$1,444	$766	$858	$857
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended March 31, 2025 and 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2024	$207	$69	$73	$44	$29	$43	$15	$7
Write-Offs	(29)	(14)	(15)	(8)	(7)	—	—	—
Credit Loss Expense	14	5	8	5	3	1	—	—
Other Adjustments	9	4	1	1	—	2	2	—
Balance at March 31, 2025	$201	$64	$67	$42	$25	$46	$17	$7

Balance at December 31, 2025	$194	$55	$65	$38	$27	$51	$15	$6
Write-Offs	(27)	(7)	(10)	(6)	(4)	(7)	(2)	(1)
Credit Loss Expense	35	10	10	7	3	8	3	4
Other Adjustments	(1)	(1)	—	—	—	—	—	—
Balance at March 31, 2026	$201	$57	$65	$39	$26	$52	$16	$9
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

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net Income available to Duke Energy common stockholders	$1,536	$1,365
Less: Income from discontinued operations attributable to Duke Energy common stockholders	13	—
Less: Impact of participating securities	2	1
Income from continuing operations available to Duke Energy common stockholders	$1,521	$1,364

Weighted average common shares outstanding – basic	778	777
Convertible notes / equity forwards	1	—
Weighted average common shares outstanding – diluted	779	777
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.95	$1.76
Potentially dilutive items excluded from the calculation(b)	2	2
Dividends declared per common share	$1.065	$1.045
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359
(a)Convertible notes were included in the calculation of diluted EPS for the three months ended March 30, 2026, but the impact was immaterial. For the three months ended March 31, 2025, convertible notes were excluded from the calculation of diluted EPS because the effect was antidilutive.
(b)Performance stock awards were not included in the dilutive securities calculation because the performance measures related to the awards had not been met.
(c)5.75% Series A Cumulative Redeemable Perpetual Preferred Stock dividends are payable quarterly in arrears on the 16th day of March, June, September and December. The preferred stock has a $25 liquidation preference per depositary share.
Common Stock
In March 2026, Duke Energy filed a prospectus supplement and executed an Equity Distribution Agreement (EDA) under which it may sell up to $6 billion of its common stock through an at-the-market (ATM) offering program, including an equity forward sales component. Under the terms of the EDA, Duke Energy is entitled to issue and sell shares of common stock through September 2028.
The following table shows ATM equity issuances pursuant to forward contracts executed in March 2026.

Tranche	Shares Priced	Initial Forward Price
1	1,129,654	$131.82
2	1,164,943	$127.84
Total	2,294,597
The following table shows ATM equity issuances pursuant to forward contracts executed during the three months ended March 31, 2025.

Tranche	Shares Priced	Initial Forward Price
1	1,710,979	$116.02
2	1,262,618	$117.94
3	1,264,410	$117.79
Total	4,238,007

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
The equity forwards require Duke Energy to either physically settle the transactions by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternatives are at Duke Energy's election. No amounts have or will be recorded in Duke Energy's Condensed Consolidated Financial Statements with respect to the ATM offering until settlement of the equity forwards occurs, which is expected by December 31, 2027. The initial forward sale prices will be subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the relevant forward sale agreements. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method.
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy and certain subsidiaries maintain, and the Subsidiary Registrants participate in, qualified and non-qualified, non-contributory defined benefit retirement plans. Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$26	$9	$7	$4	$3	$1	$2	$1
Interest cost on projected benefit obligation	78	19	25	11	14	4	6	2
Expected return on plan assets	(142)	(36)	(53)	(23)	(30)	(6)	(10)	(5)
Amortization of actuarial loss	27	6	9	5	5	1	2	2
Amortization of prior service credit	(1)	—	—	—	—	—	—	(1)
Amortization of settlement charges	6	3	2	1	1	—	—	1
Net periodic pension costs	$(6)	$1	$(10)	$(2)	$(7)	$—	$—	$—

	Three Months Ended March 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$27	$9	$7	$5	$3	$—	$1	$1
Interest cost on projected benefit obligation	82	19	26	11	14	4	7	3
Expected return on plan assets	(149)	(38)	(55)	(24)	(30)	(5)	(10)	(5)
Amortization of actuarial loss	15	4	5	2	2	1	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	—	(2)
Amortization of settlement charges	6	3	2	1	1	—	—	1
Net periodic pension costs	$(22)	$(3)	$(15)	$(5)	$(10)	$—	$(1)	$(1)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2026, and 2025.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three months ended March 31, 2026, and 2025.
16. INCOME TAXES
The IRA established transferability markets that enable monetization of tax credits. In April 2026, Duke Energy executed a multi-year agreement with a counterparty for the sale of up to $3.1 billion in net tax credits, including nuclear PTCs, solar PTCs and ITCs to be earned from 2025 through 2028. Proceeds are expected to be received from 2026 through 2029, including approximately $2 billion for Duke Energy Carolinas, $700 million for Duke Energy Progress and $350 million for Duke Energy Florida. The net realizable value from the sale of these tax credits is expected to ultimately flow back to customers through rates over time, subject to regulatory approval.
Corporate Alternative Minimum Tax
On February 18, 2026, the U.S. Treasury Department published Notice 2026-7 (Notice) providing additional interim guidance on the application of the Corporate Alternative Minimum Tax (CAMT) under the Internal Revenue Code. The notice includes adjustments to the adjusted financial statement income that permit taxpayers to deduct certain tax-deductible repairs with respect to Section 168 property for CAMT purposes, as well as other adjustments related to capitalization differences.

FINANCIAL STATEMENTS	INCOME TAXES
As a result, Duke Energy intends to file amended federal tax returns with additional refund claims of approximately $70 million for tax years 2023 and 2024. Duke Energy also reduced accrued taxes by $80 million related to tax year 2025. These amounts have been recorded to the Duke Energy Condensed Consolidated Balance Sheets as of March 31, 2026, as well as a corresponding $150 million reduction to deferred income tax assets due to lower CAMT credit carryforwards.
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2026	2025
Duke Energy	17.6%	12.1%
Duke Energy Carolinas	2.5%	9.0%
Progress Energy	14.1%	16.8%
Duke Energy Progress	10.2%	14.5%
Duke Energy Florida	19.7%	19.9%
Duke Energy Ohio	19.3%	18.0%
Duke Energy Indiana	14.0%	12.5%
Piedmont	25.1%	20.7%
The increase in the ETR for Duke Energy for the three months ended March 31, 2026, was primarily due to non-deductible goodwill associated with the sale of Piedmont's Tennessee business and a decrease in the amortization of EDIT, partially offset by an increase in the amortization of nuclear PTCs.
The decrease in the ETR for Duke Energy Carolinas for the three months ended March 31, 2026, was primarily due to an increase in the amortization of nuclear PTCs, partially offset by a decrease in the amortization of EDIT.
The decrease in the ETR for Progress Energy for the three months ended March 31, 2026, was primarily due to an increase in the amortization of nuclear PTCs.
The decrease in the ETR for Duke Energy Progress for the three months ended March 31, 2026, was primarily due to an increase in the amortization of nuclear PTCs.
The increase in the ETR for Duke Energy Ohio for the three months ending March 31, 2026, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy Indiana for the three months ended March 31, 2026, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Piedmont for the three months ending March 31, 2026, was primarily due to higher state tax expense associated with the sale of Piedmont's Tennessee business.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2026, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2025.
Executive Overview
Executing on Strategic Transactions. Our service territories continue to experience accelerating investment opportunities driven by a deepening economic development pipeline and significant customer growth. In March, we closed on two previously announced strategic transactions to efficiently fund this growth and the related capital that will be required in the coming years. On March 3, 2026, we completed the first closing of a minority investment in Florida Progress, the holding company of Duke Energy Florida, by an affiliate of Brookfield Super-Core Infrastructure Partners. The initial investment resulted in the transfer of a 9.19% ownership interest for approximately $2.8 billion in cash proceeds, with additional staged investments anticipated through 2028. On March 31, 2026, following approval by the TPUC, we closed on the sale of Piedmont's Tennessee business with Spire, Inc., and received approximately $2.5 billion in cash proceeds. Closing on both transactions, along with our unwavering focus on operational excellence and value creation, demonstrates our continued ability to meet the unprecedented long-term growth anticipated across our service territories. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further information.
Constructive Regulatory and Legislative Outcomes. During the three months ended March 31, 2026, we continued to move our regulatory strategy forward and execute on investments for building a smarter energy future while maintaining our focus on safety and operational excellence, our customers, growth of our business as well as the engagement and empowerment of our employees. These priorities enable us to provide strong, sustainable value for our customers, communities, employees and shareholders.
•During the first quarter, revised base rates went into effect for several of our jurisdictions including both Duke Energy Carolinas' and Duke Energy Progress' South Carolina service territories, as well as Duke Energy Kentucky's natural gas business. In March, Duke Energy Progress filed its first request under South Carolina’s electric Rate Stabilization Adjustment framework to facilitate timely cost recovery of the important grid investments we continue to make and to improve reliability across the service territory. Additionally, Duke Energy Ohio's electric business and Piedmont's South Carolina natural gas business filed new base rate applications in March and April, respectively. Our regulatory efforts will continue to focus on securing the critical investments necessary to provide customer value, delivering reliable natural gas and electric service and ensuring timely cost recovery across all of our jurisdictions.
•Duke Energy Carolinas received CECPCN approval from the PSCSC for a new CC unit in Anderson County, South Carolina. This advanced natural gas plant, along with our planned CTs and other CCs, will provide critical generation as we continue to modernize our energy infrastructure in the coming years. The PSCSC also accepted our latest Carolinas systemwide resource plan in April.
•Our nuclear sites continue to serve customers by safely producing clean, reliable and low-cost electricity, as well as providing economic benefits for our local communities, such as thousands of well-paying jobs and significant tax benefits. In February, we announced that our nuclear fleet achieved a new all-time reliability record for systemwide capacity factor. In April, the NRC issued a subsequent license renewal for Robinson, which provides for a 20-year extension of nuclear operations at the plant through 2050. Also in April, we executed a multi-year agreement to sell up to $3.1 billion of net tax credits with expected proceeds through 2029, including nuclear PTCs, in continued support of providing low-cost electricity to our customers.
•The FERC issued an order authorizing the proposal to combine our two electric utilities that operate in the Carolinas as consistent with the public interest. The companies also reached comprehensive settlements with intervenors in North Carolina and South Carolina resolving all issues related to the proposed combination, and received approvals from both the NCUC and the PSCSC. The targeted effective date of the combination is January 1, 2027.
Economic Development. Load growth across our service territories continues to be driven by a combination of population growth, economic development and increasing electrification, including growing demand from data centers. Data center‑related demand continues to contribute to this accelerated load growth as we expand our portfolio of data center electric service agreements, increasing contracted capacity while maintaining a disciplined approach focused on aligning incremental infrastructure investments with the customers driving the growth. These arrangements are designed to support system reliability and continued investment while helping manage cost impacts for other customers. These trends continue to support Duke Energy’s long‑term regulated capital plan while balancing reliability, customer value and growth.
Operational Excellence. The reliable and safe operation of our power generating facilities, electric transmission and distribution systems and natural gas infrastructure continues to be foundational to serving our customers, our financial results and our credibility with our communities and stakeholders. Operational excellence is especially critical to successfully navigate effective storm response and to efficiently provide the continuity of service our customers demand, regardless of weather or circumstance.

MD&A	DUKE ENERGY
In late January, Winter Storm Fern moved across the eastern U.S., impacting all of our service territories. During the sustained subfreezing temperatures, customer energy use surged across the Carolinas and energy demand reached a new winter peak, the highest on record across our Carolinas' system. In addition to effectively managing the grid during this peak demand, we also proactively implemented storm preparation and response measures, including pre‑staging crews and equipment, coordination of mutual‑assistance resources and leveraging established restoration processes. We have previously experienced the benefit of these processes in supporting grid reliability and the achievement of timely and effective restoration for our customers during significant weather events that result in outages stemming from severe cold weather and ice.
See Notes 4 and 16 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," along with "Other Matters," for additional information.
Duke Energy Objectives and Beyond. Looking ahead to the remainder of 2026, we remain focused on providing exceptional value for our customers and on the effective execution of our strategic priorities, including the advancement of key regulatory initiatives and the planning and construction of the critical infrastructure investments our communities depend on. Through a continued emphasis on safety, reliability and disciplined capital allocation, we are well positioned to continue to support our customers and communities while creating long‑term value for our shareholders.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants.
Regulatory Matters
Coal Ash Costs
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. Duke Energy is participating in legal challenges to the 2024 CCR Rule. Additionally, in April 2026, the EPA proposed to rescind or modify certain aspects of the 2015 CCR Rule, as amended by the 2024 CCR Rule. Duke Energy is reviewing the proposed rule and analyzing the potential impacts it could have on the Company, which could be material.
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
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and supplies, including potential impacts on prices or availability of goods resulting from global conflicts and war or restrictions on the trade of certain rare earth materials and technologies used in electric utility infrastructure. While recent judicial rulings invalidated the authority of the U.S. executive branch to impose certain tariffs, certain ongoing public policy outcomes, including impacts from new or revised tariffs or other actions from federal executive orders, federal legislation or other rulemakings, could disrupt or impact Duke Energy's supply chain, future financial results, capital plan or execution on the Company's energy modernization strategy.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2025. As of that date, all of the Duke Energy Registrants' reporting units' estimated fair values materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. No goodwill impairment charges were recorded in the accompanying Condensed Consolidated Statements of Operations. However, deteriorating economic conditions that adversely affect GU&I's future cash flows or peer company equity valuations could reduce the estimated fair value of GU&I below its carrying amount, potentially resulting in goodwill impairment charges in future periods.
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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Legal and Regulatory Settlements represent the impact of charges related to legal settlements as well as regulatory matters related to the establishment of a regulatory liability associated with an energy efficiency program at Duke Energy Carolinas and Duke Energy Progress.
•Asset Sales represent the impact of gains on sale of assets related to Piedmont's Tennessee business and certain renewable natural gas investments.
Discontinued Operations represents the resolution of an outstanding liability related to the Commercial Renewables Disposal Groups.
Three Months Ended March 31, 2026, as compared to March 31, 2025
GAAP reported EPS was $1.97 for the three months ended March 31, 2026, compared to $1.76 for the three months ended March 31, 2025. In addition to the drivers below, GAAP reported EPS increased primarily due to the gain on sale of Piedmont's Tennessee business, partially offset by charges related to legal and regulatory settlements.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $1.93 for the three months ended March 31, 2026, compared to $1.76 for the three months ended March 31, 2025. The increase in adjusted EPS was primarily due to the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions, along with improved weather, partially offset by higher operation and maintenance expense, including storm costs, as well as higher depreciation on a growing asset base.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended March 31,
	2026		2025
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,536	$1.97	$1,365	$1.76
Adjustments:
Legal and Regulatory Settlements(a)	150	0.19	—	—
Asset Sales(b)	(171)	(0.22)	—	—
Discontinued Operations(c)	(13)	(0.02)	—	—
Adjusted Earnings/Adjusted EPS	$1,502	$1.93	$1,365	$1.76
Note: Total EPS may not foot due to rounding.
(a)Net of $47 million tax benefit. $172 million recorded within Operations, maintenance and other and $25 million recorded within Operating Revenues.
(b)    Net of $196 million tax expense which includes the impact of nondeductible goodwill related to the sale of Piedmont's Tennessee business. $374 million recorded within Gains on Sales of Other Assets and Other, net and $7 million recorded within Property and other taxes.
(c)    Recorded in Income from Discontinued Operations, net of tax.
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$7,878	$7,140	$738
Operating Expenses
Fuel used in electric generation and purchased power	2,440	2,119	321
Operation, maintenance and other	1,709	1,424	285
Depreciation and amortization	1,498	1,334	164
Property and other taxes	393	378	15
Total operating expenses	6,040	5,255	785
Gains on Sales of Other Assets and Other, net	5	1	4
Operating Income	1,843	1,886	(43)
Other Income and Expenses, net	136	134	2
Interest Expense	571	530	41
Income Before Income Taxes	1,408	1,490	(82)
Income Tax Expense	127	189	(62)
Less: Net Income Attributable to Noncontrolling Interests	27	25	2
Segment Income	$1,254	$1,276	$(22)

Duke Energy Carolinas GWh sales	23,580	23,558	22
Duke Energy Progress GWh sales	18,287	18,185	102
Duke Energy Florida GWh sales	9,316	9,068	248
Duke Energy Ohio GWh sales	6,311	6,107	204
Duke Energy Indiana GWh sales	7,960	8,324	(364)
Total Electric Utilities and Infrastructure GWh sales	65,454	65,242	212
Net proportional MW capacity in operation	55,757	55,139	618
Three Months Ended March 31, 2026, as compared to March 31, 2025
EU&I’s results were primarily driven by higher revenues from rate cases across multiple jurisdictions, improved weather and higher weather-normal retail sales volumes, partially offset by higher operation and maintenance and depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $286 million increase in fuel revenues primarily due to net higher fuel rates in the current year;
•a $202 million increase due to higher pricing from jurisdictional rate cases primarily at Duke Energy Indiana, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida;
•a $37 million increase in retail sales due to improved weather compared to the prior year;
•a $35 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates;
•a $34 million increase in weather-normal retail sales volumes;
•an $18 million increase in other revenues primarily due to higher transmission revenues at Duke Energy Florida, Duke Energy Carolinas and Duke Energy Progress, partially offset by Duke Energy Ohio; and
•a $17 million increase in storm recovery revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $321 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and higher purchased power costs, partially offset by lower fuel cost recovery;
•a $285 million increase in operation, maintenance and other primarily due to a legal settlement and higher storm costs in the current year at Duke Energy Carolinas and Duke Energy Progress;
•a $164 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions and higher depreciation rates driven by rate cases; and
•a $15 million increase in property and other taxes due to a higher base on which property taxes are levied at Duke Energy Florida.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Interest Expense. The increase was primarily due to higher outstanding debt balances, as well as a higher prior year return on deferred storm costs and a higher return on the deferred nuclear PTC liability at Duke Energy Carolinas.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs and a decrease in pretax income, partially offset by a decrease in the amortization of EDIT. The ETRs for the three months ended March 31, 2026, and 2025, were 9.0% and 12.7%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of nuclear PTCs, partially offset by a decrease in the amortization of EDIT.
Gas Utilities and Infrastructure

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$1,333	$1,140	$193
Operating Expenses
Cost of natural gas	525	374	151
Operation, maintenance and other	135	125	10
Depreciation and amortization	115	107	8
Property and other taxes	57	47	10
Total operating expenses	832	653	179
Gains on Sales of Other Assets and Other, net	374	—	374
Operating Income	875	487	388
Other Income and Expenses, net	18	18	—
Interest Expense	67	65	2
Income Before Income Taxes	826	440	386
Income Tax Expense	294	91	203
Segment Income	$532	$349	$183

Piedmont LDC throughput (dekatherms)	184,175,397	181,459,847	2,715,550
Duke Energy Midwest LDC throughput (Mcf)	36,902,590	40,455,684	(3,553,094)
Three Months Ended March 31, 2026, as compared to March 31, 2025
GU&I’s results were primarily driven by the gain on sale of Piedmont's Tennessee business and customer growth in the Carolinas. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $151 million increase in cost of natural gas revenues primarily due to higher commodity prices;
•a $17 million increase due to customer growth in North Carolina and South Carolina and the North Carolina Integrity Management Rider (IMR); and
•a $12 million increase primarily due to higher pricing from the 2025 Duke Energy Kentucky natural gas rate case.
Operating Expenses. The variance was driven primarily by:
•a $151 million increase in the cost of natural gas primarily due to higher commodity prices;
•a $10 million increase in operations, maintenance and other primarily due to higher environmental reserves; and
•a $10 million increase in property and other taxes due to higher franchise taxes.
Gains on Sales of Other Assets and Other, net. The increase was primarily due to the sale of Piedmont's Tennessee business, net of allocated goodwill.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and non-deductible goodwill associated with the sale of Piedmont's Tennessee business. The ETRs for the three months ended March 31, 2026, and 2025, were 35.6% and 20.7%, respectively. The increase in the ETR was primarily due to non-deductible goodwill associated with the sale of Piedmont's Tennessee business.

MD&A	SEGMENT RESULTS — OTHER
Other

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$42	$42	$—
Operating Expenses	44	82	(38)
Gains on Sales of Other Assets and Other, net	5	5	—
Operating Gain (Loss)	3	(35)	38
Other Income and Expenses, net	9	20	(11)
Interest Expense	349	318	31
Loss Before Income Taxes	(337)	(333)	(4)
Income Tax Benefit	(88)	(87)	(1)
Less: Preferred Dividends	14	14	—
Net Loss	$(263)	$(260)	$(3)
Three Months Ended March 31, 2026, as compared to March 31, 2025
Other's results were primarily driven by higher interest expense and lower equity earnings from the NMC investment, partially offset by lower contributions to the Duke Energy Foundation and lower loss experience related to captive insurance claims.
Operating Expenses. The decrease was primarily due to lower contributions to the Duke Energy Foundation and lower loss experience related to captive insurance claims.
Other Income and Expenses, net. The decrease was primarily driven by lower equity earnings from the NMC investment.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Income From Discontinued Operations, net of tax	$13	$—	$13
Three Months Ended March 31, 2026, as compared to March 31, 2025
The increase was primarily due to the resolution of an outstanding liability related to the Commercial Renewables Disposal Groups.
DUKE ENERGY CAROLINAS
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$2,766	$2,524	$242
Operating Expenses
Fuel used in electric generation and purchased power	931	803	128
Operation, maintenance and other	613	484	129
Depreciation and amortization	526	432	94
Property and other taxes	106	102	4
Total operating expenses	2,176	1,821	355
Gains on Sales of Other Assets and Other, net	2	—	2
Operating Income	592	703	(111)
Other Income and Expenses, net	63	61	2
Interest Expense	218	200	18
Income Before Income Taxes	437	564	(127)
Income Tax Expense	11	51	(40)
Net Income	$426	$513	$(87)

MD&A	DUKE ENERGY CAROLINAS
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential sales	(0.6)%
Commercial sales	(0.8)%
Industrial sales	(1.1)%
Wholesale power sales	2.0%
Joint dispatch sales	(3.3)%
Total sales	0.1%
Average number of customers	1.8%
Three Months Ended March 31, 2026, as compared to March 31, 2025
Operating Revenues. The variance was driven primarily by:
•a $160 million increase in fuel revenues due to higher fuel rates and JDA sales;
•a $46 million increase due to higher pricing from the impacts of new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case;
•a $28 million increase in weather-normal retail sales volumes; and
•a $12 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $129 million increase in operation, maintenance and other primarily due to increased costs related to a legal settlement and higher storm costs in the current year associated with Winter Storm Fern;
•a $128 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power costs, including JDA, and natural gas prices, partially offset by lower fuel cost recovery and the prior year retirement of renewable energy credits; and
•a $94 million increase in depreciation and amortization primarily due to the prior year retirement of renewable energy credits, higher depreciable base and the impact of new rates implemented for the North Carolina MYRP.
Interest Expense. The increase was primarily due to higher outstanding debt balances, a higher prior year return on deferred storm costs and a higher return on the deferred nuclear PTC liability.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs and a decrease in pretax income, partially offset by a decrease in the amortization of EDIT.
PROGRESS ENERGY
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$3,925	$3,467	$458
Operating Expenses
Fuel used in electric generation and purchased power	1,311	1,106	205
Operation, maintenance and other	836	688	148
Depreciation and amortization	682	631	51
Property and other taxes	181	172	9
Total operating expenses	3,010	2,597	413
Gains on Sales of Other Assets and Other, net	8	6	2
Operating Income	923	876	47
Other Income and Expenses, net	64	55	9
Interest Expense	291	275	16
Income Before Income Taxes	696	656	40
Income Tax Expense	98	110	(12)
Net Income	598	546	52
Less: Net Income Attributable to Noncontrolling Interest	5	—	5
Net Income Attributable to Progress Energy	$593	$546	$47

MD&A	PROGRESS ENERGY
Three Months Ended March 31, 2026, as compared to March 31, 2025
Operating Revenues. The variance was driven primarily by:
•a $233 million increase in fuel revenues primarily due to higher fuel rates and JDA sales at Duke Energy Progress and fuel volumes and billing rates at Duke Energy Florida;
•a $73 million increase due to higher pricing from the new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case at Duke Energy Progress and Year 2 of the 2024 Duke Energy Florida rate case;
•a $28 million increase in retail sales due to improved weather compared to the prior year;
•a $20 million increase in rider revenues primarily due to higher rates for the SPP at Duke Energy Florida;
•a $17 million increase in storm recovery revenues at Duke Energy Florida;
•a $16 million increase in other revenues due to higher transmission revenues; and
•a $16 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates at Duke Energy Progress.
Operating Expenses. The variance was driven primarily by:
•a $205 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and purchased power costs at Duke Energy Progress and higher fuel costs driven by higher natural gas and coal prices and higher purchased power costs at Duke Energy Florida, partially offset by lower fuel cost recovery;
•a $148 million increase in operation, maintenance and other primarily due to a legal settlement and higher storm costs associated with Winter Storm Fern at Duke Energy Progress and higher storm amortization and environmental reserves at Duke Energy Florida; and
•a $51 million increase in depreciation and amortization due to higher depreciable base at Duke Energy Florida and Duke Energy Progress and the impacts of new rates implemented for the North Carolina MYRP at Duke Energy Progress.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates at Duke Energy Florida.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs, partially offset by an increase in pretax income.
DUKE ENERGY PROGRESS
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$2,301	$2,018	$283
Operating Expenses
Fuel used in electric generation and purchased power	863	725	138
Operation, maintenance and other	508	398	110
Depreciation and amortization	386	357	29
Property and other taxes	59	60	(1)
Total operating expenses	1,816	1,540	276
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income	486	478	8
Other Income and Expenses, net	43	37	6
Interest Expense	135	128	7
Income Before Income Taxes	394	387	7
Income Tax Expense	40	56	(16)
Net Income	$354	$331	$23

MD&A	DUKE ENERGY PROGRESS
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2026
Residential sales	0.8%
Commercial sales	1.6%
Industrial sales	(10.8)%
Wholesale power sales	3.2%
Joint dispatch sales	(7.8)%
Total sales	0.6%
Average number of customers	1.5%
Three Months Ended March 31, 2026, as compared to March 31, 2025
Operating Revenues. The variance was driven primarily by:
•a $167 million increase in fuel revenues due to higher fuel rates and JDA sales;
•a $44 million increase due to higher pricing from the impacts of new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case;
•a $16 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates;
•a $15 million increase in retail sales due to improved weather compared to the prior year; and
•an $11 million increase rider revenue primarily due to North Carolina storm securitization.
Operating Expenses. The variance was driven primarily by:
•a $138 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and purchased power costs, including JDA purchases, partially offset by lower fuel cost recovery;
•a $110 million increase in operation, maintenance and other primarily due to increased costs related to a legal settlement and higher storm costs in the current year associated with Winter Storm Fern; and
•a $29 million increase in depreciation and amortization primarily due to higher depreciable base and the impacts of new rates implemented for the North Carolina MYRP.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs.
DUKE ENERGY FLORIDA
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$1,621	$1,444	$177
Operating Expenses
Fuel used in electric generation and purchased power	448	381	67
Operation, maintenance and other	324	286	38
Depreciation and amortization	296	274	22
Property and other taxes	123	112	11
Total operating expenses	1,191	1,053	138
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	432	392	40
Other Income and Expenses, net	16	18	(2)
Interest Expense	128	118	10
Income Before Income Taxes	320	292	28
Income Tax Expense	63	58	5
Net Income	$257	$234	$23

MD&A	DUKE ENERGY FLORIDA
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

Increase (Decrease) over prior period	2026
Residential sales	3.7%
Commercial sales	0.9%
Industrial sales	(1.1)%
Wholesale power sales	(7.8)%
Total sales	2.7%
Average number of customers	1.4%
Three Months Ended March 31, 2026, as compared to March 31, 2025
Operating Revenues. The variance was driven primarily by:
•a $66 million increase in fuel revenues primarily due to higher fuel volumes and billing rates;
•a $29 million increase due to higher pricing from Year 2 of the 2024 Florida rate case;
•a $27 million increase in other revenues due to higher transmission revenues primarily from higher demand and rates;
•a $20 million increase in rider revenues primarily due to higher rates for the SPP;
•a $17 million increase in storm recovery revenues; and
•a $13 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $67 million increase in fuel used in electric generation and purchased power primarily due to higher fuel costs driven by higher natural gas and coal prices and higher purchased power costs, partially offset by lower fuel cost recovery;
•a $38 million increase in operation, maintenance, and other primarily due to higher storm amortization and environmental reserves;
•a $22 million increase in depreciation and amortization primarily due to higher depreciable base; and
•an $11 million increase in property and other taxes primarily due to higher base upon which property taxes are levied.
Interest Expense. The increase was primarily due to higher outstanding debt balances and interest rates.
DUKE ENERGY OHIO
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues
Regulated electric	$562	$487	$75
Regulated natural gas	317	279	38
Total operating revenues	879	766	113
Operating Expenses
Fuel used in electric generation and purchased power	173	149	24
Cost of natural gas	121	101	20
Operation, maintenance and other	139	124	15
Depreciation and amortization	121	112	9
Property and other taxes	117	116	1
Total operating expenses	671	602	69
Operating Income	208	164	44
Other Income and Expenses, net	5	5	—
Interest Expense	52	47	5
Income Before Income Taxes	161	122	39
Income Tax Expense	31	22	9
Net Income	$130	$100	$30

MD&A	DUKE ENERGY OHIO
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2026	2026
Residential sales	1.5%	(10.5)%
Commercial sales	3.0%	(6.5)%
Industrial sales	1.4%	(5.7)%
Wholesale electric power sales	137.5%	n/a
Other natural gas sales	n/a	(8.2)%
Total sales	3.3%	(8.8)%
Average number of customers	0.5%	0.4%
Three Months Ended March 31, 2026, as compared to March 31, 2025
Operating Revenues. The variance was driven primarily by:
•a $47 million increase in fuel-related revenues primarily due to higher natural gas costs passed through to customers, partially offset by lower natural gas retail sales volumes;
•a $23 million increase primarily due to higher pricing from the 2025 Duke Energy Kentucky natural gas rate case and the 2024 Duke Energy Kentucky electric rate case;
•a $17 million increase in retail revenue riders primarily due to the Distribution Capital Investment Rider, Pipeline Modernization Mech Rider, Ohio CEP Rider and Distribution Decoupling Rider; and
•a $12 million increase in Bulk Power Marketing sales.
Operating Expenses. The variance was driven primarily by:
•a $44 million increase in fuel expense primarily due to higher retail prices for natural gas and purchased power; and
•a $15 million increase in operation, maintenance and other primarily due to higher environmental reserves and vegetation management costs.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$966	$858	$108
Operating Expenses
Fuel used in electric generation and purchased power	370	260	110
Operation, maintenance and other	190	195	(5)
Depreciation and amortization	205	192	13
Property and other taxes	19	18	1
Total operating expenses	784	665	119
Operating Income	182	193	(11)
Other Income and Expenses, net	11	10	1
Interest Expense	64	59	5
Income Before Income Taxes	129	144	(15)
Income Tax Expense	18	18	—
Net Income	$111	$126	$(15)

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential sales	(0.8)%
Commercial sales	3.1%
Industrial sales	3.9%
Wholesale power sales	(18.5)%
Total sales	(4.4)%
Average number of customers	1.1%
Three Months Ended March 31, 2026, as compared to March 31, 2025
Operating Revenues. The variance was driven primarily by:
•a $73 million increase primarily due to higher pricing from the 2024 Indiana rate case, net of certain rider revenues moving to base; and
•a $54 million increase in fuel revenues primarily due to higher retail fuel rates.
Partially offset by:
•a $23 million decrease in rider revenues.
Operating Expenses. The variance was driven primarily by:
•a $110 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power expense and natural gas costs, as well as higher amortization of deferred fuel and Midcontinent Independent System Operator, Inc. (MISO) costs; and
•a $13 million increase in depreciation and amortization primarily due to higher depreciation rates from the 2024 Indiana rate case.
PIEDMONT
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Operating Revenues	$1,011	$857	$154
Operating Expenses
Cost of natural gas	404	272	132
Operation, maintenance and other	95	96	(1)
Depreciation and amortization	74	70	4
Property and other taxes	26	18	8
Total operating expenses	599	456	143
Gains on Sales of Other Assets and Other, net	652	—	652
Operating Income	1,064	401	663
Other Income and Expenses, net	12	13	(1)
Interest Expense	48	47	1
Income Before Income Taxes	1,028	367	661
Income Tax Expense	258	76	182
Net Income	$770	$291	$479

MD&A	PIEDMONT
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential deliveries	(7.9)%
Commercial deliveries	(4.4)%
Industrial deliveries	(2.2)%
Power generation deliveries	7.5%
For resale	(9.6)%
Total throughput deliveries	1.5%
Secondary market volumes	1.2%
Average number of customers	(5.2)%
Three Months Ended March 31, 2026, as compared to March 31, 2025
Operating Revenues. The variance was driven primarily by:
•a $132 million increase in cost of natural gas revenues primarily due to higher commodity prices; and
•a $17 million increase due to customer growth in North Carolina and South Carolina and the North Carolina IMR.
Operating Expenses. The variance was driven primarily by:
•a $132 million increase in cost of natural gas due to higher commodity prices.
Gains on Sales of Other Assets and Other, net. The increase was due to the gain on sale of Piedmont's Tennessee business.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and higher state tax expense associated with the sale of Piedmont's Tennessee business.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are also monetizing tax credits in the transferability markets established by the IRA and are working with utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. In April 2026, we executed a multi-year agreement to sell up to $3.1 billion of net tax credits with expected proceeds to be received through 2029. See Note 16 to the Condensed Consolidated Financial Statements, “Income Taxes,” for further information. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2025, included a summary and detailed discussion of projected primary sources and uses of cash for 2026 to 2028.
Duke Energy has executed several equity forward sales agreements as part of the ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2027. See Note 14 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details.
In March 2026, Duke Energy extended the termination date of its existing $10 billion Master Credit Facility to March 2031. As of March 31, 2026, Duke Energy had $2.1 billion of cash on hand and $8.0 billion available under its Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
In July 2025, Piedmont entered into a purchase agreement with Spire Inc., to sell Piedmont’s Tennessee business. On March 31, 2026, Piedmont closed on the sale and received proceeds of approximately $2.5 billion. In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement for Florida Progress to receive $6 billion in exchange for an eventual anticipated 19.7% indirect investment in Duke Energy Florida following a series of closings through June 30, 2028. On March 3, 2026, Duke Energy, Progress Energy and Florida Progress consummated the first closing that resulted in Florida Progress issuing 9.19% of its membership interests in exchange for approximately $2.8 billion in cash proceeds. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further details.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$1,512	$2,177
Investing activities	(1,846)	(3,300)
Financing activities	2,223	1,238
Net increase in cash, cash equivalents and restricted cash	1,889	115
Cash, cash equivalents and restricted cash at beginning of period	363	421
Cash, cash equivalents and restricted cash at end of period	$2,252	$536
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2026	2025	Variance
Net income	$1,577	$1,404	$173
Non-cash adjustments to net income	1,817	1,796	21
Payments for asset retirement obligations	(119)	(102)	(17)
Working capital	(892)	(945)	53
Other assets and Other liabilities	(871)	24	(895)
Net cash provided by operating activities	$1,512	$2,177	$(665)
The variance is primarily driven by:
•a $895 million decrease in cash inflow due to changes in other assets and liabilities, primarily due to higher deferred fuel and purchased power costs as well as storm restoration costs due to severe winter weather.
Partially offset by:
•a $194 million increase in net income, after adjustment for non-cash items, primarily due to the the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions, along with improved weather, partially offset by higher operation and maintenance expense, including storm costs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2026	2025	Variance
Capital, investment and acquisition expenditures	$(4,088)	$(3,148)	$(940)
Proceeds from the sale of Piedmont's Tennessee business	2,501	—	2,501
Other investing items	(259)	(152)	(107)
Net cash used in investing activities	$(1,846)	$(3,300)	$1,454
The variance is driven by proceeds received from the sale of Piedmont's Tennessee business, partially offset by higher capital expenditures within the EU&I segment in the current year.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2026	2025	Variance
Issuances of long-term debt, net	$691	$3,100	$(2,409)
Issuances of common stock	—	7	(7)
Notes payable, commercial paper and other short-term borrowings	(291)	(1,055)	764
Dividends paid	(846)	(803)	(43)
Contributions from noncontrolling interests	2,778	—	2,778
Other financing items	(109)	(11)	(98)
Net cash provided by financing activities	$2,223	$1,238	$985
The variance is primarily due to:
•a $2.8 billion increase in contributions from noncontrolling interests due to cash proceeds received related to the first closing of a minority interest investment in Florida Progress by Brookfield Super-Core Infrastructure Partners; and
•a $764 million increase driven by lower net repayments of notes payable and commercial paper.
Partially offset by:
•a $2.4 billion decrease driven by timing of issuances of long-term debt, net of redemptions.
OTHER MATTERS
Environmental Regulations
The Duke Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, coal ash and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants. Refer to Note 4, "Regulatory Matters," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025, for more information regarding potential plant retirements and Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements, for further information regarding regulatory filings related to the Duke Energy Registrants.
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
Coal Combustion Residuals
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The 2024 CCR Rule also imposes a subset of the 2015 CCR Rule's requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on previously unregulated coal ash surfaces at regulated facilities (CCR Management Units). Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024. On February 13, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in a 120-day abeyance to allow time for new EPA leadership to review the issues and the 2024 CCR Rule to determine how they wish to proceed. On that same day, the Court granted EPA’s motion to hold the case in abeyance pending further order of the Court. On June 13, 2025, the EPA requested, and the Court granted, a 60-day extension of the abeyance to give the agency time to “decide the full scope of reconsideration.” On August 11, 2025, the EPA filed a motion to govern further proceedings in the legacy CCR surface impoundments rule litigation, and on August 13, 2025, the Court granted an abeyance in the case until December 15, 2025. On December 15, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it reconsiders certain aspects of the 2024 CCR Rule for both Legacy CCR Surface Impoundments and CCR Management Units. On December 16, 2025, the Court granted the EPA’s motion and ordered that the litigation continue to remain in abeyance pending further order of the Court.
On April 13, 2026, the EPA published in the Federal Register a proposed rule titled “Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals from Electric Utilities; Legacy/CCRMU Amendments” under which the EPA proposes numerous amendments to the 2015 CCR Rule, as amended by the 2024 CCR Rule. Among other changes, the EPA is proposing to rescind all CCR Management Unit requirements finalized in the 2024 CCR Rule. In the event the EPA determines not to rescind all such requirements, the EPA is also seeking comments on several potential alternatives that would revise the existing CCR Management Unit regulations, including (i) deferring all CCR Management Unit requirements (other than the requirement to complete facility evaluations) to determinations made by a regulatory authority under a state or federal CCR permit program and (ii) expanding the CCR permit program deferral criteria for certain CCR Management Unit closures to a state or federal permit authority. With respect to Legacy CCR Surface Impoundments, the EPA is proposing (i) to establish an additional pathway for owners and operators of such units to certify closure by removal of the unit under the oversight of a regulatory authority prior to November 8, 2024, and (ii) to expand the CCR permit program deferral criteria for Legacy CCR Surface Impoundments that completed closure under state or federal regulatory authority prior to November 8, 2024, until the CCR permit authority can consider, on a site-specific basis, the need for additional closure measures, if any, to be taken. Duke Energy is reviewing the proposed rule and analyzing the potential impacts it could have on the Company, which could be material. A final rule is anticipated in the fourth quarter of 2026.
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
State Legislation
Indiana House Enrolled Act 1002
Indiana House Enrolled Act 1002 was signed into law on February 26, 2026. It reflects legislative priorities focused on electric utility affordability, low-income customer protections and assistance, and longer-term ratemaking concepts, including three-year rate plans and performance-based affordability and reliability metrics. Under the law, Duke Energy Indiana is required to file its first MYRP between November 15 and December 15, 2026.
Ohio Natural Gas Senate Bill 103
Ohio Senate Bill 103 (SB103) was signed into law and became effective on March 20, 2026. SB103 allows natural gas utilities to file MYRPs with forward-looking test periods.
Carolinas Resource Plan
On October 1, 2025, Duke Energy Carolinas and Duke Energy Progress filed their systemwide 2025 Carolinas Resource Plan (the 2025 Plan) with the NCUC that builds upon the approved dual-state 2023 Carolinas Resource Plan. The 2025 Plan seeks to maximize the value of existing resources, enhance grid flexibility and add new supply-side resources to reliably meet growing energy demands in the most reasonable and cost-effective manner in a period of unprecedented load growth. The evidentiary hearing has been scheduled for June 2026 and an order from the NCUC is expected to be issued by December 31, 2026. Information related to the updated systemwide plan was filed with the PSCSC on November 25, 2025, and the PSCSC accepted the resource plan in April 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For an in-depth discussion of the Duke Energy Registrants' market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025.
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

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, and based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
The Town of Carrboro Litigation
On December 4, 2024, the town of Carrboro, North Carolina, filed a lawsuit against Duke Energy in the North Carolina Superior Court, Orange County, alleging that Duke Energy and its predecessor companies knew since the late 1960s that fossil fuel emissions could cause global climate changes and engaged in a campaign to conceal the dangers of fossil fuel emissions from the public, regulators, legislators, and others, resulting in a delayed transition away from fossil fuel emissions and worsening climate change. On February 12, 2026, the court granted Duke Energy's motion to dismiss the litigation based on lack of subject-matter jurisdiction. In light of the dismissal, the court denied Duke Energy's motion to dismiss for failure to state a claim as moot. In March 2026, the appeal window expired with no action taken by the town of Carrboro. This matter is now fully resolved.
Other Proceedings
In addition, the Duke Energy Registrants are, from time to time, parties to various lawsuits and regulatory proceedings in the ordinary course of their business. For information regarding legal proceedings, including regulatory and environmental matters, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. For additional information, see Item 3, "Legal Proceedings," in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Seventy-fourth Supplemental Indenture, dated as of March 6, 2026, by and between Duke Energy Indiana, LLC and Deutsche Bank National Trust Company, as Trustee, and form of global bond (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 6, 2026, File No. 1-3543).
X
4.2
Sixty-fourth Supplemental Indenture, dated as of March 1, 2026, by and between Duke Energy Florida, LLC and The Bank of New York Mellon, as successor Trustee and Calculation Agent, and form of global bond (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 17, 2026, File No. 1-3274).
X
4.3
Indenture, dated as of March 12, 2026, by and between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note included therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 12, 2026, File No. 1-32853).
X
10.1
Amended and Restated Limited Liability Company Operating Agreement of Florida Progress, LLC, dated March 3, 2026 (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on March 3, 2026, File Nos. 1-32853, 1-15929, 1-3274).
		X		X		X
10.2	Form of Initially-Priced Forward Sale Agreement (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 6, 2026, File No. 1-32853).	X
10.3	Form of Collared Forward Sale Agreement (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on March 6, 2026, File No. 1-32853).	X
10.4
Amendment No. 3 and Consent, dated as of March 16, 2026, by and among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, LLC, Duke Energy Kentucky, Inc., Duke Energy Progress, LLC, Duke Energy Florida, LLC and Piedmont Natural Gas Company, Inc., the Lenders party thereto, the Issuing Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on March 16, 2026, File Nos. 1-32853, 1-4928, 1-1232, 1-3543, 1-3382, 1-3274, 1-6196).
		X	X		X	X	X	X	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

EXHIBITS

*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X

EXHIBITS

*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	May 5, 2026	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2026	/s/ ABIGAIL L. MOTSINGER
Abigail L. Motsinger Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)