Form 10-Q
period 2026-06-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2026-08-04
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at July 31, 2026:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	779,702,193
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are owned by a Progress Energy subsidiary that is 90.81% indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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

GLOSSARY OF TERMS
Glossary of Terms
The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2015 CCR Rule	A 2015 EPA rule establishing national regulations to provide a comprehensive set of requirements for the management and disposal of CCR from coal-fired power plants

2024 CCR Rule	The EPA's Legacy CCR Surface Impoundments rule issued in April 2024 under the Resource Conservation and Recovery Act, which significantly expands the scope of the 2015 CCR Rule

AFUDC	Allowance for funds used during construction

Bison	Bison Insurance Company Limited

CC	Combined Cycle

CCR	Coal Combustion Residuals

CECPCN	Certificate of Environmental Compatibility and Public Convenience and Necessity

CEP	Capital Expenditure Program

CPCN	Certificate of Public Convenience and Necessity

the Company	Duke Energy Corporation and its subsidiaries

Commercial Renewables Disposal Groups	Commercial Renewables business segment, excluding the offshore wind contract for Carolina Long Bay, separated into the utility-scale solar and wind group, the distributed generation group and the remaining assets

COVID	Coronavirus Disease 2019

Crystal River Unit 3	Crystal River Unit 3 Nuclear Plant

CT	Combustion Turbine

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Progress	Duke Energy Progress, LLC

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Florida	Duke Energy Florida, LLC

Duke Energy Indiana	Duke Energy Indiana, LLC

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

EDIT	Excess deferred income tax

EPA	United States Environmental Protection Agency

EPS	Earnings (Loss) Per Share

ETR	Effective tax rate

EU&I	Electric Utilities and Infrastructure

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

Florida Progress	Florida Progress, LLC

FPSC	Florida Public Service Commission

FTRs	Financial transmission rights

GAAP	Generally accepted accounting principles in the U.S.

GAAP Reported Earnings	Net Income Available to Duke Energy Corporation Common Stockholders

GAAP Reported EPS	Basic Earnings Per Share Available to Duke Energy Corporation common stockholders

GHG	Greenhouse Gas

GU&I	Gas Utilities and Infrastructure

GWh	Gigawatt-hours

GLOSSARY OF TERMS

HB951	The Energy Solutions for North Carolina, or House Bill 951, passed in October 2021

IRA	Inflation Reduction Act

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

JDA	Joint Dispatch Agreement

KPSC	Kentucky Public Service Commission

LLC	Limited Liability Company

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MWh	Megawatt-hour

MYRP	Multiyear rate plan

NCI	Noncontrolling interests

NCUC	North Carolina Utilities Commission

NMC	National Methanol Company

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

OPEB	Other Post-Retirement Benefit Obligations

the Parent	Duke Energy Corporation holding company

Piedmont	Piedmont Natural Gas Company, Inc.

Piedmont Tennessee Disposal Group	Piedmont's Tennessee business, a natural gas local distribution company included in a purchase agreement with Spire Inc.

Progress Energy	Progress Energy, Inc.

PSCSC	Public Service Commission of South Carolina

PTC	Production Tax Credit

PUCO	Public Utilities Commission of Ohio

Robinson	Robinson Nuclear Plant

RTO	Regional Transmission Organization

SPP	Storm Protection Plan

Subsidiary Registrants	Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio, Duke Energy Indiana and Piedmont

TPUC	Tennessee Public Utility Commission

U.S.	United States

U.S. Supreme Court	Supreme Court of the United States

VIE	Variable Interest Entity

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
◦The ability to timely recover eligible costs, including amounts associated with coal ash impoundment retirement obligations, asset retirement and construction costs related to carbon emissions reductions, and costs related to significant weather events, particularly in periods of heightened customer affordability concerns, bill volatility or public and political scrutiny, and to earn an adequate return on investment through rate case proceedings and the regulatory process;
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
◦The (i) failure to realize the anticipated benefits, synergies and value creation expected from the utility combination by which Duke Energy Progress will merge into Duke Energy Carolinas (the Combination), including as a result of difficulties or delays in integrating the contributed assets and operations and/or the incurring of significant costs in connection with the Combination; and (ii) the risk that the combined entity may not perform as expected following the consummation of the Combination due to unforeseen liabilities, its level of indebtedness, integration challenges, market conditions, ratings downgrades or other factors beyond the control of the parties; and
◦The actions of activist shareholders could disrupt our operations, impact our ability to execute on our business strategy, or cause fluctuations in the trading price of our common stock.
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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Regulated electric	$7,103	$6,968	$14,906	$14,032
Regulated natural gas	418	462	1,715	1,567
Nonregulated electric and other	71	78	149	158
Total operating revenues	7,592	7,508	16,770	15,757
Operating Expenses
Fuel used in electric generation and purchased power	1,915	1,878	4,334	3,977
Cost of natural gas	130	158	655	532
Operation, maintenance and other	1,385	1,655	3,137	3,154
Depreciation and amortization	1,700	1,583	3,389	3,095
Property and other taxes	374	415	826	843
Impairment of assets and other charges	49	3	49	3
Total operating expenses	5,553	5,692	12,390	11,604
Gains (Losses) on Sales of Other Assets and Other, net	10	14	394	20
Operating Income	2,049	1,830	4,774	4,173
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	10	11	17	22
Other income and expenses, net	203	183	336	315
Total other income and expenses	213	194	353	337
Interest Expense	957	897	1,925	1,786
Income From Continuing Operations Before Income Taxes	1,305	1,127	3,202	2,724
Income Tax Expense From Continuing Operations	160	119	493	312
Income From Continuing Operations	1,145	1,008	2,709	2,412
Income (Loss) From Discontinued Operations, net of tax	—	(1)	13	(1)
Net Income	1,145	1,007	2,722	2,411
Less: Net Income Attributable to NCI	53	23	80	48
Net Income Attributable to Duke Energy Corporation	1,092	984	2,642	2,363
Less: Preferred Dividends	15	13	29	27
Net Income Available to Duke Energy Corporation Common Stockholders	$1,077	$971	$2,613	$2,336

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.38	$1.25	$3.33	$3.00
Income (loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$—	$0.02	$—
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.38	$1.25	$3.35	$3.00
Weighted Average Shares Outstanding
Basic and Diluted	779	777	779	777
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net Income	$1,145	$1,007	$2,722	$2,411
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	5	—	(12)	—
Net unrealized gains (losses) on cash flow hedges	9	6	8	(4)
Reclassification into earnings from cash flow hedges	(2)	(2)	(4)	12
Net unrealized gains (losses) on fair value hedges	26	6	20	(35)
Unrealized gains (losses) on available-for-sale securities	—	(1)	(1)	2
Other Comprehensive Income (Loss), net of tax	38	9	11	(25)
Comprehensive Income	1,183	1,016	2,733	2,386
Less: Comprehensive Income Attributable to NCI	53	23	80	48
Comprehensive Income Attributable to Duke Energy	1,130	993	2,653	2,338
Less: Preferred Dividends	15	13	29	27
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,115	$980	$2,624	$2,311
(a)Net of income tax expense of $11 million and $3 million for the three months ended June 30, 2026, and 2025 and income tax expense of $3 million and income tax benefit of $7 million for the six months ended June 30, 2026, and 2025, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$673	$245
Receivables (net of allowance for doubtful accounts of $214 at 2026 and $194 at 2025)	4,482	4,230
Inventory (includes $1,013 at 2026 and $669 at 2025 related to VIEs)	4,665	4,569
Regulatory assets (includes $205 at 2026 and $204 at 2025 related to VIEs)	2,645	1,934
Assets held for sale	—	109
Other (includes $145 at 2026 and $88 at 2025 related to VIEs)	684	526
Total current assets	13,149	11,613
Property, Plant and Equipment
Cost (includes $3,610 at 2026 and $2,913 at 2025 related to VIEs)	197,562	190,409
Accumulated depreciation and amortization (includes ($138) at 2026 and ($89) at 2025 related to VIEs)	(62,326)	(60,450)
Net property, plant and equipment	135,236	129,959
Other Noncurrent Assets
Goodwill	19,010	19,010
Regulatory assets (includes $3,027 at 2026 and $3,108 at 2025 related to VIEs)	14,411	14,379
Nuclear decommissioning trust funds	13,590	12,889
Operating lease right-of-use assets, net	1,166	1,241
Investments in equity method unconsolidated affiliates	332	330
Assets held for sale	—	2,148
Other	4,197	4,167
Total other noncurrent assets	52,706	54,164
Total Assets	$201,091	$195,736
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $452 at 2026 and $296 at 2025 related to VIEs)	$4,940	$5,223
Notes payable and commercial paper	2,330	2,624
Taxes accrued	1,035	975
Interest accrued	899	922
Current maturities of long-term debt (includes $147 at 2026 and $118 at 2025 related to VIEs)	6,666	7,104
Asset retirement obligations	570	579
Regulatory liabilities	1,422	1,271
Liabilities associated with assets held for sale	—	84
Other	2,026	2,265
Total current liabilities	19,888	21,047
Long-Term Debt (includes $3,221 at 2026 and $3,308 at 2025 related to VIEs)	82,242	80,108
Other Noncurrent Liabilities
Deferred income taxes	13,344	12,377
Asset retirement obligations	9,202	9,046
Regulatory liabilities	15,359	15,682
Operating lease liabilities	968	1,033
Accrued pension and other post-retirement benefit costs	348	396
Investment tax credits	976	969
Liabilities associated with assets held for sale	—	170
Other	1,901	1,889
Total other noncurrent liabilities	42,098	41,562
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2026 and 2025	973	973
Common stock, $0.001 par value, 2 billion shares authorized; 780 million and 778 million shares outstanding at 2026 and 2025	1	1
Additional paid-in capital	47,563	45,614
Retained earnings	6,005	5,056
Accumulated other comprehensive income (loss)	209	198
Total Duke Energy Corporation stockholders' equity	54,751	51,842
Noncontrolling Interests	2,112	1,177
Total equity	56,863	53,019
Total Liabilities and Equity	$201,091	$195,736
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,722	$2,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	3,702	3,659
Equity component of AFUDC	(182)	(147)
Gain on sale of Piedmont's Tennessee business	(368)	—
(Gains) losses on sales of other assets	(26)	(20)
Impairment of assets and other charges	49	3
Deferred income taxes	949	611
Equity in (earnings) losses of unconsolidated affiliates	(17)	(22)
Payments for asset retirement obligations	(249)	(241)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	266
Receivables	(208)	53
Inventory	(92)	85
Other current assets	(233)	(243)
Increase (decrease) in
Accounts payable	(383)	(987)
Taxes accrued	53	(7)
Other current liabilities	(457)	(374)
Other assets	(1,046)	(78)
Other liabilities	58	71
Net cash provided by operating activities	4,272	5,040
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,240)	(6,428)
Purchases of debt and equity securities	(10,187)	(3,446)
Proceeds from sales and maturities of debt and equity securities	10,206	3,535
Proceeds from the sale of Piedmont's Tennessee business	2,501	—
Proceeds from the sale of Commercial Renewables Disposal Groups, net of cash divested	—	559
Other	(489)	(484)
Net cash used in investing activities	(6,209)	(6,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6,464	4,848
Issuance of common stock	—	14
Payments for the redemption of long-term debt	(4,831)	(1,815)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	262	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(390)	(5)
Notes payable and commercial paper	(237)	(185)
Contributions from NCI	2,827	—
Dividends paid	(1,693)	(1,610)
Other	22	(2)
Net cash provided by financing activities	2,424	1,245
Net increase (decrease) in cash, cash equivalents and restricted cash	487	21
Cash, cash equivalents and restricted cash at beginning of period	363	421
Cash, cash equivalents and restricted cash at end of period	$850	$442
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$2,574	$1,929
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2025 and 2026
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2025	$973	777	$1	$45,516	$3,986	$289	$(14)	$(81)	$50,670	$1,124	$51,794
Net income(b)	—	—	—	—	971	—	—	—	971	23	994
Other comprehensive income (loss)	—	—	—	—	—	10	(1)	—	9	—	9
Common stock issuances, including dividend reinvestment and employee benefits	—	1	—	56	—	—	—	—	56	—	56
Common stock dividends	—	—	—	—	(815)	—	—	—	(815)	—	(815)
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	1	(1)	—	—	—	—	—	—
Balance at June 30, 2025	$973	778	$1	$45,573	$4,141	$299	$(15)	$(81)	$50,891	$1,139	$52,030

Balance at March 31, 2026	$973	778	$1	$47,551	$5,761	$269	$(13)	$(85)	$54,457	$2,021	$56,478
Net income(b)	—	—	—	—	1,077	—	—	—	1,077	53	1,130
Other comprehensive income (loss)	—	—	—	—	—	33	—	5	38	—	38
Common stock issuances, including employee benefits	—	2	—	25	—	—	—	—	25	—	25
Common stock dividends	—	—	—	—	(832)	—	—	—	(832)	—	(832)
Contributions from NCI in subsidiaries	—	—	—	—	—	—	—	—	—	62	62
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(23)	(23)
Other	—	—	—	(13)	(1)	—	—	—	(14)	(1)	(15)
Balance at June 30, 2026	$973	780	$1	$47,563	$6,005	$302	$(13)	$(80)	$54,751	$2,112	$56,863
See Notes to Condensed Consolidated Financial Statements

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2025 and 2026
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
Net income(b)	—	—	—	—	2,336	—	—	—	2,336	48	2,384
Other comprehensive income (loss)	—	—	—	—	—	(27)	2	—	(25)	—	(25)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	78	—	—	—	—	78	—	78
Common stock dividends	—	—	—	—	(1,629)	—	—	—	(1,629)	—	(1,629)
Sale of Commercial Renewables Disposal Groups(c)	—	—	—	—	—	—	—	—	—	(18)	(18)
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	1	3	—	—	—	4	(6)	(2)
Balance at June 30, 2025	$973	778	$1	$45,573	$4,141	$299	$(15)	$(81)	$50,891	$1,139	$52,030

Balance at December 31, 2025	$973	778	$1	$45,614	$5,056	$278	$(12)	$(68)	$51,842	$1,177	$53,019
Net income(b)	—	—	—	—	2,613	—	—	—	2,613	80	2,693
Other comprehensive income (loss)	—	—	—	—	—	24	(1)	(12)	11	—	11
Common stock issuances, including employee benefits	—	2	—	8	—	—	—	—	8	—	8
Common stock dividends	—	—	—	—	(1,664)	—	—	—	(1,664)	—	(1,664)
Sale of NCI, net of transaction costs(c)	—	—	—	1,941	—	—	—	—	1,941	824	2,765
Contributions from NCI in subsidiaries	—	—	—	—	—	—	—	—	—	62	62
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(30)	(30)
Other	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2026	$973	780	$1	$47,563	$6,005	$302	$(13)	$(80)	$54,751	$2,112	$56,863
(a)    See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
(b)    Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends.
(c)    See Note 2 for additional information.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$2,416	$2,231	$5,182	$4,755
Operating Expenses
Fuel used in electric generation and purchased power	632	571	1,563	1,374
Operation, maintenance and other	465	500	1,078	984
Depreciation and amortization	531	482	1,057	914
Property and other taxes	91	85	197	187
Impairment of assets and other charges	27	(1)	27	(1)
Total operating expenses	1,746	1,637	3,922	3,458
Gains (Losses) on Sales of Other Assets and Other, net	—	6	2	6
Operating Income	670	600	1,262	1,303
Other Income and Expenses, net	70	61	133	122
Interest Expense	231	200	449	400
Income Before Income Taxes	509	461	946	1,025
Income Tax Expense	33	36	44	87
Net Income	$476	$425	$902	$938
Other Comprehensive Income (Loss), net of tax
Net gains (losses) on cash flow hedges	(1)	—	—	—
Comprehensive Income	$475	$425	$902	$938
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$38	$3
Receivables (net of allowance for doubtful accounts of $63 at 2026 and $55 at 2025)	1,616	1,347
Receivables from affiliated companies	246	331
Notes receivable from affiliated companies	1,122	69
Inventory	1,528	1,530
Regulatory assets (includes $72 at 2026 and 2025 related to VIEs)	1,141	730
Other (includes $54 at 2026 and $12 at 2025 related to VIEs)	115	75
Total current assets	5,806	4,085
Property, Plant and Equipment
Cost	64,963	62,513
Accumulated depreciation and amortization	(21,125)	(20,658)
Net property, plant and equipment	43,838	41,855
Other Noncurrent Assets
Regulatory assets (includes $1,235 at 2026 and $1,257 at 2025 related to VIEs)	4,765	4,502
Nuclear decommissioning trust funds	7,765	7,338
Operating lease right-of-use assets, net	87	91
Other	1,383	1,304
Total other noncurrent assets	14,000	13,235
Total Assets	$63,644	$59,175
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,382	$1,670
Accounts payable to affiliated companies	292	386
Taxes accrued	244	306
Interest accrued	227	214
Current maturities of long-term debt (includes $36 at 2026 and $16 at 2025 related to VIEs)	1,650	629
Asset retirement obligations	239	245
Regulatory liabilities	611	569
Other (includes $40 at 2026 and $12 at 2025 related to VIEs)	615	621
Total current liabilities	5,260	4,640
Long-Term Debt (includes $1,291 at 2026 and $1,316 at 2025 related to VIEs)	20,235	17,848
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,549	4,191
Asset retirement obligations	3,585	3,597
Regulatory liabilities	7,914	7,609
Operating lease liabilities	75	79
Accrued pension and other post-retirement benefit costs	10	24
Investment tax credits	347	345
Other	727	802
Total other noncurrent liabilities	17,207	16,647
Commitments and Contingencies
Equity
Member's equity	20,647	19,745
Accumulated other comprehensive income (loss)	(5)	(5)
Total equity	20,642	19,740
Total Liabilities and Equity	$63,644	$59,175
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$902	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,185	1,048
Equity component of AFUDC	(85)	(66)
(Gains) losses on sales of other assets	(2)	(6)
Impairment of assets and other charges	27	(1)
Deferred income taxes	443	209
Payments for asset retirement obligations	(100)	(95)
(Increase) decrease in
Receivables	(288)	96
Receivables from affiliated companies	85	(53)
Inventory	(4)	12
Other current assets	(39)	(319)
Increase (decrease) in
Accounts payable	(234)	(281)
Accounts payable to affiliated companies	(94)	251
Taxes accrued	(62)	(352)
Other current liabilities	(161)	(16)
Other assets	(757)	(70)
Other liabilities	13	33
Net cash provided by operating activities	829	1,328
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,904)	(2,145)
Purchases of debt and equity securities	(6,033)	(1,725)
Proceeds from sales and maturities of debt and equity securities	6,033	1,725
Notes receivable from affiliated companies	(1,053)	38
Other	(234)	(152)
Net cash used in investing activities	(4,191)	(2,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,910	1,343
Payments for the redemption of long-term debt	(512)	(503)
Other	41	92
Net cash provided by financing activities	3,439	932
Net increase (decrease) in cash, cash equivalents and restricted cash	77	1
Cash, cash equivalents and restricted cash at beginning of period	22	16
Cash, cash equivalents and restricted cash at end of period	$99	$17
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$883	$698
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2025 and 2026
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at March 31, 2025	$18,359	$(6)	$18,353
Net income	425	—	425
Other	(8)	—	(8)
Balance at June 30, 2025	$18,776	$(6)	$18,770

Balance at March 31, 2026	$20,171	$(4)	$20,167
Net income	476	—	476
Other comprehensive income (loss)	—	(1)	(1)
Balance at June 30, 2026	$20,647	$(5)	$20,642

	Six Months Ended June 30, 2025 and 2026
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2024	$17,846	$(6)	$17,840
Net income	938	—	938
Other	(8)	—	(8)
Balance at June 30, 2025	$18,776	$(6)	$18,770

Balance at December 31, 2025	$19,745	$(5)	$19,740
Net income	902	—	902
Balance at June 30, 2026	$20,647	$(5)	$20,642
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$3,470	$3,569	$7,395	$7,036
Operating Expenses
Fuel used in electric generation and purchased power	994	1,025	2,305	2,131
Operation, maintenance and other	602	843	1,438	1,531
Depreciation and amortization	703	609	1,385	1,240
Property and other taxes	150	175	331	347
Impairment of assets and other charges	22	—	22	—
Total operating expenses	2,471	2,652	5,481	5,249
Gains (Losses) on Sales of Other Assets and Other, net	7	6	15	12
Operating Income	1,006	923	1,929	1,799
Other Income and Expenses, net	69	75	133	130
Interest Expense	299	283	590	558
Income Before Income Taxes	776	715	1,472	1,371
Income Tax Expense	133	108	231	218
Net Income	643	607	1,241	1,153
Less: Net Income Attributable to NCI	29	—	34	—
Net Income Attributable to Progress Energy, Inc.	$614	$607	$1,207	$1,153

Net Income	$643	$607	$1,241	$1,153
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	—	(1)	—	(1)
Other Comprehensive Income (Loss), net of tax	—	(1)	—	(1)
Comprehensive Income	643	606	1,241	1,152
Less: Comprehensive Income Attributable to NCI	29	—	33	—
Comprehensive Income Attributable to Progress Energy, Inc.	$614	$606	$1,208	$1,152
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$288	$54
Receivables (net of allowance for doubtful accounts of $73 at 2026 and $65 at 2025)	1,830	1,550
Receivables from affiliated companies	187	81
Notes receivable from affiliated companies	—	251
Inventory (includes $631 at 2026 and $669 at 2025 related to VIEs)	2,247	2,210
Regulatory assets (includes $133 at 2026 and $132 at 2025 related to VIEs)	1,017	753
Other (includes $87 at 2026 and $72 at 2025 related to VIEs)	194	150
Total current assets	5,763	5,049
Property, Plant and Equipment
Cost (includes $3,473 at 2026 and $2,839 at 2025 related to VIEs)	81,384	78,347
Accumulated depreciation and amortization (includes ($121) at 2026 and ($75) at 2025 related to VIEs)	(26,389)	(25,425)
Net property, plant and equipment	54,995	52,922
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,792 at 2026 and $1,851 at 2025 related to VIEs)	6,378	6,650
Nuclear decommissioning trust funds	5,825	5,550
Operating lease right-of-use assets, net	549	607
Other	1,376	1,405
Total other noncurrent assets	17,783	17,867
Total Assets	$78,541	$75,838
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $251 at 2026 and $289 at 2025 related to VIEs)	$1,592	$1,679
Accounts payable to affiliated companies	481	571
Notes payable to affiliated companies	1,019	—
Taxes accrued	350	222
Interest accrued	258	256
Current maturities of long-term debt (includes $111 at 2026 and $102 at 2025 related to VIEs)	2,452	722
Asset retirement obligations	180	196
Regulatory liabilities	438	350
Other	730	758
Total current liabilities	7,500	4,754
Long-Term Debt (includes $1,876 at 2026 and $1,936 at 2025 related to VIEs)	24,750	25,976
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	6,028	5,576
Asset retirement obligations	4,291	4,290
Regulatory liabilities	5,065	5,601
Operating lease liabilities	504	552
Accrued pension and other post-retirement benefit costs	233	247
Investment tax credits	443	434
Other	601	491
Total other noncurrent liabilities	17,165	17,191
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2026 and 2025	—	—
Additional paid-in capital	14,219	12,278
Retained earnings	13,909	15,499
Accumulated other comprehensive income (loss)	(9)	(10)
Total Progress Energy, Inc. stockholders' equity	28,119	27,767
Noncontrolling Interests	857	—
Total equity	28,976	27,767
Total Liabilities and Equity	$78,541	$75,838
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,241	$1,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,576	1,675
Equity component of AFUDC	(64)	(51)
(Gains) losses on sales of other assets	(15)	(12)
Impairment of assets and other charges	22	—
Deferred income taxes	428	122
Payments for asset retirement obligations	(113)	(101)
(Increase) decrease in
Receivables	(247)	(176)
Receivables from affiliated companies	(106)	(76)
Inventory	(31)	7
Other current assets	(84)	51
Increase (decrease) in
Accounts payable	7	(624)
Accounts payable to affiliated companies	(90)	198
Taxes accrued	126	109
Other current liabilities	(110)	(128)
Other assets	(398)	(60)
Other liabilities	(80)	78
Net cash provided by operating activities	2,062	2,165
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,468)	(2,742)
Purchases of debt and equity securities	(4,029)	(1,638)
Proceeds from sales and maturities of debt and equity securities	4,050	1,660
Notes receivable from affiliated companies	251	(897)
Other	(153)	(211)
Net cash used in investing activities	(3,349)	(3,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	573	2,860
Payments for the redemption of long-term debt	(99)	(459)
Notes payable to affiliated companies	1,019	(1,062)
Contributions from NCI	2,782	—
Contributions from parent	—	300
Dividends to parent	(2,797)	—
Other	59	(1)
Net cash provided by financing activities	1,537	1,638
Net increase (decrease) in cash, cash equivalents and restricted cash	250	(25)
Cash, cash equivalents and restricted cash at beginning of period	139	160
Cash, cash equivalents and restricted cash at end of period	$389	$135
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,009	$827
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2025 and 2026
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at March 31, 2025	$12,130	$13,630	$(1)	$(5)	$(4)	$25,750	$—	$25,750
Net income	—	607	—	—	—	607	—	607
Other comprehensive income (loss)	—	—	—	(1)	—	(1)	—	(1)
Equitization of certain intercompany balances with affiliates	57	—	—	—	—	57	—	57
Balance at June 30, 2025	$12,187	$14,237	$(1)	$(6)	$(4)	$26,413	$—	$26,413

Balance at March 31, 2026	$14,232	$13,295	$(1)	$(4)	$(4)	$27,518	$828	$28,346
Net income	—	614	—	—	—	614	29	643
Contributions from NCI in subsidiaries	—	—	—	—	—	—	17	17
Distributions to NCI in subsidiaries	—	—	—	—	—	—	(17)	(17)
Other	(13)	—	—	—	—	(13)	—	(13)
Balance at June 30, 2026	$14,219	$13,909	$(1)	$(4)	$(4)	$28,119	$857	$28,976

	Six Months Ended June 30, 2025 and 2026
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interest	Equity
Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906	$—	$24,906
Net income	—	1,153	—	—	—	1,153	—	1,153
Other comprehensive income (loss)	—	—	—	(1)	—	(1)	—	(1)
Contributions from parent	300	—	—	—	—	300	—	300
Equitization of certain intercompany balances with affiliates	57	(2)	—	—	—	55	—	55
Balance at June 30, 2025	$12,187	$14,237	$(1)	$(6)	$(4)	$26,413	$—	$26,413

Balance at December 31, 2025	$12,278	$15,499	$(1)	$(5)	$(4)	$27,767	$—	$27,767
Net income	—	1,207	—	—	—	1,207	34	1,241
Other comprehensive income (loss)	—	—	—	1	—	1	(1)	—
Dividends to parent	—	(2,797)	—	—	—	(2,797)	—	(2,797)
Sale of noncontrolling interest(a)	1,941	—	—	—	—	1,941	824	2,765
Contributions from NCI in subsidiaries	—	—	—	—	—	—	17	17
Distributions to NCI in subsidiaries	—	—	—	—	—	—	(17)	(17)
Balance at June 30, 2026	$14,219	$13,909	$(1)	$(4)	$(4)	$28,119	$857	$28,976
(a) Relates to the sale of a noncontrolling interest in Florida Progress, LLC, net of transaction costs. See Note 2 for additional discussion of the transaction.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$1,800	$1,681	$4,101	$3,699
Operating Expenses
Fuel used in electric generation and purchased power	547	574	1,410	1,299
Operation, maintenance and other	364	340	872	738
Depreciation and amortization	396	319	782	676
Property and other taxes	22	45	81	105
Impairment of assets and other charges	22	—	22	—
Total operating expenses	1,351	1,278	3,167	2,818
Gains (Losses) on Sales of Other Assets and Other, net	—	—	1	—
Operating Income	449	403	935	881
Other Income and Expenses, net	55	50	98	87
Interest Expense	144	139	279	267
Income Before Income Taxes	360	314	754	701
Income Tax Expense	53	39	93	95
Net Income and Comprehensive Income	$307	$275	$661	$606

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$244	$16
Receivables (net of allowance for doubtful accounts of $46 at 2026 and $38 at 2025)	1,106	952
Receivables from affiliated companies	106	104
Notes receivable from affiliated companies	—	186
Inventory	1,374	1,363
Regulatory assets (includes $70 at 2026 and 2025 related to VIEs)	847	652
Other (includes $59 at 2026 and $38 at 2025 related to VIEs)	136	95
Total current assets	3,813	3,368
Property, Plant and Equipment
Cost	46,816	45,175
Accumulated depreciation and amortization	(17,446)	(16,980)
Net property, plant and equipment	29,370	28,195
Other Noncurrent Assets
Regulatory assets (includes $1,138 at 2026 and $1,169 at 2025 related to VIEs)	4,246	4,543
Nuclear decommissioning trust funds	5,541	5,254
Operating lease right-of-use assets, net	357	386
Other	776	781
Total other noncurrent assets	10,920	10,964
Total Assets	$44,103	$42,527
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$909	$886
Accounts payable to affiliated companies	316	398
Notes payable to affiliated companies	823	—
Taxes accrued	105	167
Interest accrued	146	145
Current maturities of long-term debt (includes $49 at 2026 and $41 at 2025 related to VIEs)	1,094	285
Asset retirement obligations	179	194
Regulatory liabilities	374	274
Other (includes $27 at 2026 and $16 at 2025 related to VIEs)	372	370
Total current liabilities	4,318	2,719
Long-Term Debt (includes $1,197 at 2026 and $1,224 at 2025 related to VIEs)	12,909	13,461
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	2,916	2,642
Asset retirement obligations	4,121	4,095
Regulatory liabilities	4,293	4,807
Operating lease liabilities	360	384
Accrued pension and other post-retirement benefit costs	131	139
Investment tax credits	195	194
Other	439	326
Total other noncurrent liabilities	12,455	12,587
Commitments and Contingencies
Equity
Member's Equity	14,271	13,610
Total Liabilities and Equity	$44,103	$42,527

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$661	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	880	773
Equity component of AFUDC	(58)	(41)
Impairment of assets and other charges	22	—
Deferred income taxes	245	132
Payments for asset retirement obligations	(86)	(81)
(Increase) decrease in
Receivables	(141)	43
Receivables from affiliated companies	(2)	(21)
Inventory	(11)	18
Other current assets	(11)	(89)
Increase (decrease) in
Accounts payable	10	(60)
Accounts payable to affiliated companies	(82)	142
Taxes accrued	(62)	(287)
Other current liabilities	19	(41)
Other assets	(366)	(49)
Other liabilities	(50)	90
Net cash provided by operating activities	968	1,135
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,984)	(1,524)
Purchases of debt and equity securities	(3,901)	(1,527)
Proceeds from sales and maturities of debt and equity securities	3,901	1,526
Notes receivable from affiliated companies	186	(949)
Other	(71)	(85)
Net cash used in investing activities	(1,869)	(2,559)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	300	2,156
Payments for the redemption of long-term debt	(48)	(423)
Notes payable to affiliated companies	823	(611)
Contributions from parent	—	300
Other	76	(1)
Net cash provided by financing activities	1,151	1,421
Net increase (decrease) in cash, cash equivalents and restricted cash	250	(3)
Cash, cash equivalents and restricted cash at beginning of period	61	69
Cash, cash equivalents and restricted cash at end of period	$311	$66
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$571	$306
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2025 and 2026
(in millions)	Member's Equity
Balance at March 31, 2025	$12,601
Net income	275
Equitization of certain intercompany balances with affiliates	57
Other	1
Balance at June 30, 2025	$12,934

Balance at March 31, 2026	$13,964
Net income	307
Balance at June 30, 2026	$14,271

Six Months Ended
June 30, 2025 and 2026
(in millions)	Member's Equity
Balance at December 31, 2024	$11,971
Net income	606
Contribution from parent	300
Equitization of certain intercompany balances with affiliates	57
Balance at June 30, 2025	$12,934

Balance at December 31, 2025	$13,610
Net income	661
Balance at June 30, 2026	$14,271

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$1,666	$1,885	$3,287	$3,329
Operating Expenses
Fuel used in electric generation and purchased power	447	451	895	832
Operation, maintenance and other	236	500	560	786
Depreciation and amortization	306	290	602	564
Property and other taxes	127	130	250	242
Total operating expenses	1,116	1,371	2,307	2,424
Gains (Losses) on Sales of Other Assets and Other, net	1	—	3	1
Operating Income	551	514	983	906
Other Income and Expenses, net	16	27	32	45
Interest Expense	126	116	254	234
Income Before Income Taxes	441	425	761	717
Income Tax Expense	90	81	153	139
Net Income and Comprehensive Income	$351	$344	$608	$578
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	—	(1)	—	(1)
Other Comprehensive Income (Loss), net of tax	$—	$(1)	$—	$(1)
Comprehensive Income	$351	$343	$608	$577
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$22	$21
Receivables (net of allowance for doubtful accounts of $27 at 2026 and 2025)	723	594
Receivables from affiliated companies	136	68
Notes receivable from affiliated companies	—	65
Inventory (includes $631 at 2026 and $669 at 2025 related to VIEs)	873	847
Regulatory assets (includes $63 at 2026 and $62 at 2025 related to VIEs)	170	102
Other (includes $28 at 2026 and $34 at 2025 related to VIEs)	70	52
Total current assets	1,994	1,749
Property, Plant and Equipment
Cost (includes $3,473 at 2026 and $2,839 at 2025 related to VIEs)	34,555	33,160
Accumulated depreciation and amortization (includes ($121) at 2026 and ($75) at 2025 related to VIEs)	(8,936)	(8,437)
Net property, plant and equipment	25,619	24,723
Other Noncurrent Assets
Regulatory assets (includes $654 at 2026 and $682 at 2025 related to VIEs)	2,132	2,106
Nuclear decommissioning trust funds	283	296
Operating lease right-of-use assets, net	192	221
Other	547	561
Total other noncurrent assets	3,154	3,184
Total Assets	$30,767	$29,656
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $251 at 2026 and $289 at 2025 related to VIEs)	$683	$792
Accounts payable to affiliated companies	239	171
Notes payable to affiliated companies	196	—
Taxes accrued	251	69
Interest accrued	87	87
Current maturities of long-term debt (includes $62 at 2026 and $61 at 2025 related to VIEs)	1,357	437
Asset retirement obligations	1	2
Regulatory liabilities	64	76
Other	346	375
Total current liabilities	3,224	2,009
Long-Term Debt (includes $679 at 2026 and $712 at 2025 related to VIEs)	10,195	10,870
Other Noncurrent Liabilities
Deferred income taxes	3,179	3,005
Asset retirement obligations	170	195
Regulatory liabilities	772	794
Operating lease liabilities	144	168
Accrued pension and other post-retirement benefit costs	82	88
Investment tax credits	248	240
Other	160	165
Total other noncurrent liabilities	4,755	4,655
Commitments and Contingencies
Equity
Member's equity	12,598	12,127
Accumulated other comprehensive income (loss)	(5)	(5)
Total equity	12,593	12,122
Total Liabilities and Equity	$30,767	$29,656
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$608	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	695	902
Equity component of AFUDC	(6)	(11)
(Gains) losses on sales of other assets	(3)	(1)
Deferred income taxes	178	(26)
Payments for asset retirement obligations	(27)	(19)
(Increase) decrease in
Receivables	(108)	(220)
Receivables from affiliated companies	(68)	(51)
Inventory	(20)	(12)
Other current assets	(91)	277
Increase (decrease) in
Accounts payable	(3)	(563)
Accounts payable to affiliated companies	68	(4)
Taxes accrued	180	288
Other current liabilities	(128)	(86)
Other assets	(50)	(21)
Other liabilities	(29)	(3)
Net cash provided by operating activities	1,196	1,028
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,484)	(1,218)
Purchases of debt and equity securities	(128)	(111)
Proceeds from sales and maturities of debt and equity securities	149	134
Notes receivable from affiliated companies	65	—
Other	(83)	(126)
Net cash used in investing activities	(1,481)	(1,321)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	272	704
Payments for the redemption of long-term debt	(51)	(35)
Notes payable to affiliated companies	196	(399)
Contributions from parent	229	—
Distributions to parent	(366)	—
Other	(1)	(1)
Net cash provided by financing activities	279	269
Net increase (decrease) in cash, cash equivalents and restricted cash	(6)	(24)
Cash, cash equivalents and restricted cash at beginning of period	62	75
Cash, cash equivalents and restricted cash at end of period	$56	$51
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$439	$521
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2025 and 2026
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at March 31, 2025	$11,218	$(5)	$11,213
Net income	344	—	344
Other comprehensive income (loss)	—	(1)	(1)
Balance at June 30, 2025	$11,562	$(6)	$11,556

Balance at March 31, 2026	$12,247	$(5)	$12,242
Net income	351	—	351
Distributions to parent	(183)	—	(183)
Contributions from parent	183	—	183
Balance at June 30, 2026	$12,598	$(5)	$12,593

	Six Months Ended June 30, 2025 and 2026
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2024	$10,986	$(5)	$10,981
Net income	578	—	578
Other comprehensive income (loss)	—	(1)	(1)
Other	(2)	—	(2)
Balance at June 30, 2025	$11,562	$(6)	$11,556

Balance at December 31, 2025	$12,127	$(5)	$12,122
Net income	608	—	608
Distributions to parent	(366)	—	(366)
Contributions from parent	229	—	229
Balance at June 30, 2026	$12,598	$(5)	$12,593
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues
Regulated electric	$508	$498	$1,070	$985
Regulated natural gas	157	156	474	435
Total operating revenues	665	654	1,544	1,420
Operating Expenses
Fuel used in electric generation and purchased power	145	161	318	310
Cost of natural gas	33	35	154	136
Operation, maintenance and other	135	115	274	239
Depreciation and amortization	114	121	235	233
Property and other taxes	108	101	225	217
Total operating expenses	535	533	1,206	1,135
Operating Income	130	121	338	285
Other Income and Expenses, net	5	6	10	11
Interest Expense	53	51	105	98
Income Before Income Taxes	82	76	243	198
Income Tax Expense	15	12	46	34
Net Income and Comprehensive Income	$67	$64	$197	$164
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$15	$18
Receivables (net of allowance for doubtful accounts of $47 at 2026 and $51 at 2025)	421	473
Receivables from affiliated companies	92	12
Notes receivable from affiliated companies	86	111
Inventory	229	187
Regulatory assets	122	86
Other	22	37
Total current assets	987	924
Property, Plant and Equipment
Cost	14,981	14,627
Accumulated depreciation and amortization	(3,945)	(3,812)
Net property, plant and equipment	11,036	10,815
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	689	686
Operating lease right-of-use assets, net	5	5
Other	102	96
Total other noncurrent assets	1,716	1,707
Total Assets	$13,739	$13,446
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$297	$333
Accounts payable to affiliated companies	144	91
Notes payable to affiliated companies	68	13
Taxes accrued	396	377
Interest accrued	50	51
Current maturities of long-term debt	—	45
Asset retirement obligations	6	6
Regulatory liabilities	95	57
Other	81	77
Total current liabilities	1,137	1,050
Long-Term Debt	4,352	4,350
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,370	1,341
Asset retirement obligations	130	129
Regulatory liabilities	444	470
Operating lease liabilities	4	5
Accrued pension and other post-retirement benefit costs	88	88
Other	94	90
Total other noncurrent liabilities	2,130	2,123
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2026 and 2025	762	762
Additional paid-in capital	3,219	3,219
Retained earnings	2,114	1,917
Total equity	6,095	5,898
Total Liabilities and Equity	$13,739	$13,446
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	235
Equity component of AFUDC	(8)	(7)
Deferred income taxes	15	(10)
Payments for asset retirement obligations	(2)	(3)
(Increase) decrease in
Receivables	53	5
Receivables from affiliated companies	(80)	1
Inventory	(42)	2
Other current assets	(24)	44
Increase (decrease) in
Accounts payable	(36)	(24)
Accounts payable to affiliated companies	53	18
Taxes accrued	19	(113)
Other current liabilities	39	22
Other assets	(9)	(28)
Other liabilities	(8)	15
Net cash provided by operating activities	404	321
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(404)	(471)
Notes receivable from affiliated companies	25	17
Other	(37)	(45)
Net cash used in investing activities	(416)	(499)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	347
Payments for the redemption of long-term debt	(45)	(150)
Notes payable to affiliated companies	55	(32)
Other	(1)	(1)
Net cash provided by financing activities	9	164
Net increase (decrease) in cash and cash equivalents	(3)	(14)
Cash and cash equivalents at beginning of period	18	24
Cash and cash equivalents at end of period	$15	$10
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$94	$92

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2025 and 2026
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at March 31, 2025	$762	$3,119	$1,679	$5,560
Net income	—	—	64	64
Balance at June 30, 2025	$762	$3,119	$1,743	$5,624

Balance at March 31, 2026	$762	$3,219	$2,047	$6,028
Net income	—	—	67	67
Balance at June 30, 2026	$762	$3,219	$2,114	$6,095

	Six Months Ended June 30, 2025 and 2026
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
Net income	—	—	164	164
Other	—	1	—	1
Balance at June 30, 2025	$762	$3,119	$1,743	$5,624

Balance at December 31, 2025	$762	$3,219	$1,917	$5,898
Net income	—	—	197	197
Balance at June 30, 2026	$762	$3,219	$2,114	$6,095
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$861	$821	$1,827	$1,679
Operating Expenses
Fuel used in electric generation and purchased power	250	219	620	479
Operation, maintenance and other	189	192	379	387
Depreciation and amortization	202	222	407	414
Property and other taxes	19	17	38	35
Total operating expenses	660	650	1,444	1,315
Operating Income	201	171	383	364
Other Income and Expenses, net	12	21	23	31
Interest Expense	75	57	139	116
Income Before Income Taxes	138	135	267	279
Income Tax Expense	19	18	37	36
Net Income and Comprehensive Income	$119	$117	$230	$243

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$16	$12
Receivables (net of allowance for doubtful accounts of $16 at 2026 and $15 at 2025)	445	458
Receivables from affiliated companies	30	25
Notes receivable from affiliated companies	184	—
Inventory (includes $382 at 2026 related to VIEs)	590	531
Regulatory assets	215	193
Other	117	36
Total current assets	1,597	1,255
Property, Plant and Equipment
Cost (includes $61 at 2026 related to VIEs)	22,039	21,241
Accumulated depreciation and amortization	(7,739)	(7,492)
Net property, plant and equipment	14,300	13,749
Other Noncurrent Assets
Regulatory assets	975	1,032
Operating lease right-of-use assets, net	30	32
Other	245	278
Total other noncurrent assets	1,250	1,342
Total Assets	$17,147	$16,346
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $191 at 2026 related to VIEs)	$458	$360
Accounts payable to affiliated companies	75	38
Notes payable to affiliated companies	—	175
Taxes accrued	98	101
Interest accrued	71	62
Current maturities of long-term debt	27	4
Asset retirement obligations	144	133
Regulatory liabilities	226	275
Other	125	216
Total current liabilities	1,224	1,364
Long-Term Debt	5,523	4,939
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,546	1,525
Asset retirement obligations	973	992
Regulatory liabilities	1,141	1,185
Operating lease liabilities	25	28
Accrued pension and other post-retirement benefit costs	78	75
Investment tax credits	180	183
Other	28	14
Total other noncurrent liabilities	3,971	4,002
Commitments and Contingencies
Equity
Member's equity	6,279	5,891
Total equity	6,279	5,891
Total Liabilities and Equity	$17,147	$16,346

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	408	416
Equity component of AFUDC	(16)	(15)
Deferred income taxes	(28)	(31)
Payments for asset retirement obligations	(34)	(42)
(Increase) decrease in
Receivables	19	(45)
Receivables from affiliated companies	(5)	1
Inventory	(59)	36
Other current assets	(83)	(81)
Increase (decrease) in
Accounts payable	(4)	65
Accounts payable to affiliated companies	37	10
Taxes accrued	(8)	(86)
Other current liabilities	15	53
Other assets	75	78
Other liabilities	(13)	(17)
Net cash provided by operating activities	534	585
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(767)	(526)
Purchases of debt and equity securities	(15)	(49)
Proceeds from sales and maturities of debt and equity securities	15	121
Notes receivable from affiliated companies	(184)	(235)
Other	(57)	(116)
Net cash used in investing activities	(1,008)	(805)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	297
Notes payable to affiliated companies	(175)	(10)
Contributions from parent	225	—
Distributions to parent	(67)	(70)
Other	(1)	(1)
Net cash provided by financing activities	478	216
Net increase (decrease) in cash and cash equivalents	4	(4)
Cash and cash equivalents at beginning of period	12	13
Cash and cash equivalents at end of period	$16	$9
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$340	$170
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
June 30, 2025 and 2026
(in millions)	Member's Equity
Balance at March 31, 2025	$5,619
Net income	117
Distributions to parent	(37)
Balance at June 30, 2025	$5,699

Balance at March 31, 2026	$5,969
Net income	119
Contributions from parent	225
Distributions to parent	(34)
Balance at June 30, 2026	$6,279

Six Months Ended
June 30, 2025 and 2026
(in millions)	Member's Equity
Balance at December 31, 2024	$5,526
Net income	243
Distributions to parent	(70)
Balance at June 30, 2025	$5,699

Balance at December 31, 2025	$5,891
Net income	230
Contributions from parent	225
Distributions to parent	(67)
Balance at June 30, 2026	$6,279

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating Revenues
Regulated natural gas	$281	$328	$1,285	$1,178
Nonregulated natural gas and other	7	7	14	14
Operating Revenues	$288	$335	$1,299	$1,192
Operating Expenses
Cost of natural gas	97	124	501	396
Operation, maintenance and other	88	103	183	199
Depreciation and amortization	69	71	143	141
Property and other taxes	4	19	30	37
Total operating expenses	258	317	857	773
Gains (Losses) on Sales of Other Assets and Other, net	—	—	652	—
Operating Income	30	18	1,094	419
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	—	1	2	3
Other income and expenses, net	14	11	24	22
Total other income and expenses	14	12	26	25
Interest Expense	41	48	89	95
Income (Loss) Before Income Taxes	3	(18)	1,031	349
Income Tax Expense (Benefit)	—	(8)	258	68
Net Income (Loss)	$3	$(10)	$773	$281
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	4	—	(14)	—
Comprehensive Income (Loss)	$7	$(10)	$759	$281
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$—	$1
Receivables (net of allowance for doubtful accounts of $12 at 2026 and $6 at 2025)	149	390
Receivables from affiliated companies	20	8
Inventory	35	77
Assets held for sale	—	109
Regulatory assets	84	106
Other	26	8
Total current assets	314	699
Property, Plant and Equipment
Cost	11,694	11,325
Accumulated depreciation and amortization	(2,216)	(2,168)
Net property, plant and equipment	9,478	9,157
Other Noncurrent Assets
Goodwill	39	39
Regulatory assets	296	350
Operating lease right-of-use assets, net	1	2
Investments in equity method unconsolidated affiliates	74	76
Assets held for sale	—	1,864
Other	287	283
Total other noncurrent assets	697	2,614
Total Assets	$10,489	$12,470
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$223	$286
Accounts payable to affiliated companies	59	90
Notes payable to affiliated companies	281	609
Taxes accrued	67	106
Interest accrued	40	41
Current maturities of long-term debt	40	490
Liabilities associated with assets held for sale	—	66
Regulatory liabilities	53	20
Other	65	81
Total current liabilities	828	1,789
Long-Term Debt	3,762	3,761
Other Noncurrent Liabilities
Deferred income taxes	888	1,071
Asset retirement obligations	26	25
Regulatory liabilities	783	802
Operating lease liabilities	1	2
Accrued pension and other post-retirement benefit costs	6	7
Liabilities associated with assets held for sale	—	170
Other	82	89
Total other noncurrent liabilities	1,786	2,166
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2026 and 2025	1,635	1,635
Retained earnings	2,491	3,118
Accumulated other comprehensive income (loss)	(14)	—
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,112	4,753
Noncontrolling Interests	1	1
Total equity	4,113	4,754
Total Liabilities and Equity	$10,489	$12,470
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$773	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	143
Equity component of AFUDC	(9)	(8)
Gain on sale of Piedmont's Tennessee business	(652)	—
Deferred income taxes	(208)	18
Equity in (earnings) losses of unconsolidated affiliates	(2)	(3)
(Increase) decrease in
Receivables	259	169
Receivables from affiliated companies	(12)	5
Inventory	46	27
Other current assets	(20)	(33)
Increase (decrease) in
Accounts payable	(137)	(55)
Accounts payable to affiliated companies	(31)	22
Taxes accrued	(39)	(42)
Other current liabilities	20	(61)
Other assets	35	(7)
Other liabilities	(14)	(3)
Net cash provided by operating activities	154	453
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(460)	(380)
Proceeds from the sale of Piedmont's Tennessee business	2,501	—
Other	(17)	(15)
Net cash provided by (used in) investing activities	2,024	(395)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(450)	—
Notes payable to affiliated companies	(328)	(57)
Dividends to parent	(1,400)	—
Other	(1)	(1)
Net cash used in financing activities	(2,179)	(58)
Net increase (decrease) in cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of period	1	2
Cash and cash equivalents at end of period	$—	$2
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$164	$127

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2025 and 2026
			Accumulated
			Other
			Comprehensive	Total
			Income (Loss)	Piedmont
			Pension and	Natural Gas
	Common	Retained	OPEB	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Adjustments	Equity	Interests	Equity
Balance at March 31, 2025	$1,635	$3,009	$—	$4,644	$1	$4,645
Net income (loss)	—	(10)	—	(10)	—	(10)
Other	—	1	—	1	—	1
Balance at June 30, 2025	$1,635	$3,000	$—	$4,635	$1	$4,636

Balance at March 31, 2026	$1,635	$2,488	$(18)	$4,105	$1	$4,106
Net income (loss)	—	3	—	3	—	3
Other comprehensive income (loss)	—	—	4	4	—	4
Balance at June 30, 2026	$1,635	$2,491	$(14)	$4,112	$1	$4,113

	Six Months Ended June 30, 2025 and 2026
			Accumulated
			Other
			Comprehensive	Total
			Income (Loss)	Piedmont
			Pension and	Natural Gas
	Common	Retained	OPEB	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Adjustments	Equity	Interests	Equity
Balance at December 31, 2024	$1,635	$2,718	$—	$4,353	$1	$4,354
Net income (loss)	—	281	—	281	—	281
Other	—	1	—	1	—	1
Balance at June 30, 2025	$1,635	$3,000	$—	$4,635	$1	$4,636

Balance at December 31, 2025	$1,635	$3,118	$—	$4,753	$1	$4,754
Net income (loss)	—	773	—	773	—	773
Other comprehensive income (loss)	—	—	(14)	(14)	—	(14)
Dividends to parent	—	(1,400)	—	(1,400)	—	(1,400)
Balance at June 30, 2026	$1,635	$2,491	$(14)	$4,112	$1	$4,113

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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

	June 30, 2026					December 31, 2025
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$673	$38	$288	$244	$22	$245	$3	$54	$16	$21
Other	142	54	88	60	28	84	12	71	38	34
Other Noncurrent Assets
Other	35	7	13	7	6	34	7	14	7	7
Total cash, cash equivalents and restricted cash	$850	$99	$389	$311	$56	$363	$22	$139	$61	$62
INVENTORY
Provisions for inventory write-offs were not material at June 30, 2026, and December 31, 2025. The components of inventory are presented in the tables below.

	June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,604	$1,174	$1,822	$1,101	$721	$169	$393	$9
Coal	754	311	231	166	65	18	194	—
Natural gas, oil and other fuel	307	43	194	107	87	42	3	26
Total inventory	$4,665	$1,528	$2,247	$1,374	$873	$229	$590	$35

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,542	$1,157	$1,789	$1,109	$680	$155	$398	$10
Coal	715	328	235	155	80	21	131	—
Natural gas, oil and other fuel	312	45	186	99	87	11	2	67
Total inventory	$4,569	$1,530	$2,210	$1,363	$847	$187	$531	$77
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winning bidder in the Carolina Long Bay offshore wind auction in May 2022. The rights acquired through the auction are recorded in Other within Other noncurrent assets on Duke Energy's Condensed Consolidated Balance Sheets and had a carrying value of approximately $150 million as of June 30, 2026, and December 31, 2025. The auction consideration consisted of approximately $129 million of cash payments, as well as bid credits associated with commitments made by Duke Energy to support development of the U.S. offshore wind industry. The carrying value of the offshore wind rights includes $21 million attributable to these bid credits, with corresponding obligations recorded in Other within Other noncurrent liabilities on Duke Energy's Condensed Consolidated Balance Sheets.
In June 2026, Duke Energy entered into a settlement agreement with the United States Department of the Interior to accept cancellation of its rights to develop offshore wind projects in Carolina Long Bay and related commitments associated with those rights. Under the settlement agreement, Duke Energy will receive $129 million upon satisfaction of specified conditions, including reinvestment in certain dispatchable generating resources and grid infrastructure projects that would enhance the reliability and resiliency of the electric grid, as well as completion of an independent third-party audit of related project costs. The investment in qualifying infrastructure projects is expected to be completed by the end of 2026.
As of June 30, 2026, the conditions required to receive the settlement proceeds had not been satisfied. Accordingly, the offshore wind rights and related bid credits have not been derecognized and no receivable has been recognized. Management evaluated the carrying value of the offshore wind rights and concluded that no impairment charge was required as of June 30, 2026. In performing this assessment, management considered the expected settlement proceeds together with the anticipated extinguishment of the related obligations associated with the bid-credit commitments. Upon satisfaction of the conditions and receipt of the settlement proceeds, Duke Energy expects to derecognize the offshore wind rights and the related bid-credit obligations.

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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
Outstanding obligations that have been confirmed to the financial institution are as follows:

(in millions)	June 30, 2026	December 31, 2025
Duke Energy Corporation	9	23
Piedmont	8	23

NEW ACCOUNTING STANDARDS
The following new accounting standards have been issued but not yet adopted by the Duke Energy Registrants as of June 30, 2026.
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires additional disclosures regarding certain income statement expense captions. The guidance does not change the expense captions presented on the Condensed Consolidated Statements of Operations but requires disclosure in the notes to the financial statements of specified expense categories included within certain expense captions. For the Duke Energy Registrants, the amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Duke Energy is currently evaluating the impact of this guidance on its financial statement disclosures and does not expect adoption of the guidance to have an impact on results of operations, cash flows or financial condition.
Environmental Credits and Environmental Credit Obligations. In May 2026, the FASB issued accounting guidance that establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. For the Duke Energy Registrants, the amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. Duke Energy is currently evaluating the impact of the new guidance, including the transition provisions, and has not yet determined the effect adoption will have on its consolidated financial statements and related disclosures.
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
On March 3, 2026, Duke Energy, Progress Energy and Florida Progress consummated the first closing (First Closing) of a minority investment in Florida Progress by Investor. The First Closing resulted in Florida Progress issuing 9.19% of its membership interests in exchange for approximately $2.8 billion in cash proceeds. Duke Energy and Progress Energy retained indirect control of these assets, and, therefore, no gain or loss was recognized on their respective Condensed Consolidated Statements of Operations. The difference between the cash consideration received, net of transaction costs of approximately $30 million, and the carrying value of the noncontrolling interest was $1,941 million and was recorded as an increase to equity.
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
In connection with the First Closing, Investor, Florida Progress, and Progress Energy entered in to an Amended and Restated Limited Liability Company Operating Agreement of Florida Progress (LLC Agreement). The LLC Agreement, among other things, establishes the general framework governing the relationship between Investor and Florida Progress and their respective successors and transferees, as members of Florida Progress. The LLC Agreement also provides Investor with limited governance rights commensurate with its ownership interest in Florida Progress. Under the LLC Agreement, following the First Closing, the board of managers of Florida Progress will consist of 11 managers, two nominated by Investor and nine nominated by Progress Energy. The LLC Agreement contains certain investor protections, including (1) requiring investor approval or the affirmative vote of a manager nominated by the Investor for Florida Progress to make certain major decisions, and (2) providing Investor with the rights to require Progress Energy to acquire Investor's membership interest in Florida Progress under certain specified circumstances (in each case, subject to certain minimum ownership thresholds). Certain transfer restrictions and other transfer rights apply to Investor and Progress Energy under the LLC Agreement.

FINANCIAL STATEMENTS	DISPOSITIONS
Sale of Piedmont's Tennessee Business
In July 2025, Piedmont entered into a purchase agreement with Spire Inc., a Missouri corporation, for the sale of Piedmont's Tennessee business. Piedmont’s Tennessee business was included within the GU&I segment of Duke Energy and Piedmont prior to its sale. In the third quarter of 2025, Duke Energy and Piedmont reclassified the Piedmont Tennessee Disposal Group to assets held for sale. Piedmont ceased recording depreciation and amortization on long-lived assets of the Piedmont Tennessee Disposal Group upon meeting the held for sale criteria in August 2025.
On March 16, 2026, the TPUC approved the transaction and Piedmont closed on the sale on March 31, 2026. Piedmont received proceeds of approximately $2.5 billion from the sale, subject to post-closing adjustments, which were partially used for debt reduction at Piedmont, as well as to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term. For the six months ended June 30, 2026, Duke Energy and Piedmont recorded pretax gains on the sale of $368 million and $652 million, respectively, in Gains on Sales of Other Assets and Other, net, in the Condensed Consolidated Statements of Operations. See Note 6 for further information on the repayment of Piedmont's term loan facility in March 2026.
Sale of Commercial Renewables Disposal Groups
The Commercial Renewables Disposal Groups were classified as held for sale and as discontinued operations in the fourth quarter of 2022.
In 2023, Duke Energy completed the sale of substantially all the assets in the Commercial Renewables business segment. Duke Energy closed on the transaction with an affiliate of Brookfield Renewable Partners L.P. on October 25, 2023, for proceeds of $1.1 billion, with approximately half of the proceeds received at closing and the remainder due 18 months after closing. On April 28, 2025, Duke Energy received the remaining sale proceeds from Brookfield Renewable Partners L.P. In January 2025, a sale of the remaining Commercial Renewables business assets was completed and proceeds from that disposition were not material.
During the six months ended June 30, 2025, Income From Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations related to the Commercial Renewables Disposal Groups was not material.
During the three months ended March 31, 2026, Duke Energy resolved an outstanding liability related to the Commercial Renewables Disposal Groups. As a result of this resolution, Duke Energy recognized $18 million of pretax earnings included in Income From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Condensed Consolidated Statements of Cash Flows. The cash flows from discontinued operations related to the Commercial Renewables Disposal Groups were not material for the six months ended June 30, 2026, and 2025.

FINANCIAL STATEMENTS	DISPOSITIONS
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
The GU&I segment includes Piedmont, Duke Energy's natural gas local distribution companies in Ohio and Kentucky and Duke Energy's natural gas storage and midstream pipeline investments.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of interest expense on holding company debt, unallocated corporate costs, Duke Energy’s wholly owned captive insurance company, Bison, and Duke Energy's ownership interest in NMC.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended June 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,159	$428	$7,587	$5	$—	$7,592
Intersegment revenues	16	21	37	35	(72)	—
Total operating revenues	$7,175	$449	$7,624	$40	$(72)	$7,592
Less:
Fuel used in electric generation and purchased power	$1,933	$—	$1,933	$—	$(18)	$1,915
Cost of natural gas	—	130	130	—	—	130
Operation, maintenance and other	1,339	127	1,466	(29)	(52)	1,385
Depreciation and amortization	1,514	110	1,624	83	(7)	1,700
Property and other taxes	343	28	371	3	—	374
Impairment of assets and other charges	49	—	49	—	—	49
Interest expense	602	61	663	313	(19)	957
Income tax expense (benefit)	229	3	232	(72)	—	160
Other Segment Items
NCI	53	—	53	—	—	53
Preferred dividends	—	—	—	15	—	15
Add: Equity in earnings (losses) of unconsolidated affiliates	—	4	4	6	—	10
Add: Other(a)	158	16	174	63	(24)	213
Segment income (loss)(b)	$1,271	$10	$1,281	$(204)	$—	$1,077
Add back: Net income attributable to NCI						53
Add back: Preferred dividends						15
Net Income						$1,145
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
(b)    EU&I includes an after tax amount of $39 million, net of $12 million tax benefit, recorded at Duke Energy Carolinas and Duke Energy Progress within Impairment of assets and other charges on the Condensed Consolidated Statements of Operations as a result of Duke Energy Carolinas' North Carolina rate case settlements. Refer to Note 4 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$7,030	$471	$7,501	$7	$—	$7,508
Intersegment revenues	15	22	37	33	(70)	—
Total operating revenues	$7,045	$493	$7,538	$40	$(70)	$7,508
Less:
Fuel used in electric generation and purchased power	$1,898	$—	$1,898	$—	$(20)	$1,878
Cost of natural gas	—	158	158	—	—	158
Operation, maintenance and other	1,594	129	1,723	(23)	(45)	1,655
Depreciation and amortization	1,402	112	1,514	77	(8)	1,583
Property and other taxes	371	41	412	3	—	415
Impairment of assets and other charges	(1)	—	(1)	5	(1)	3
Interest expense	535	65	600	318	(21)	897
Income tax expense (benefit)	200	(4)	196	(77)	—	119
Other Segment Items
NCI	23	—	23	—	—	23
Preferred dividends	—	—	—	13	—	13
Add: Equity in earnings (losses) of unconsolidated affiliates	—	1	1	9	1	11
Add: Other(a)	171	13	184	39	(26)	197
Segment income (loss)	$1,194	$6	$1,200	$(228)	$—	$972
Discontinued Operations						(1)
Net income available to Duke Energy Corporation Common Stockholders						$971
Add back: Net Income available to NCI						23
Add back: Preferred dividends						13
Net Income						$1,007
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$15,023	$1,737	$16,760	$10	$—	$16,770
Intersegment revenues	30	45	75	72	(147)	—
Total operating revenues	$15,053	$1,782	$16,835	$82	$(147)	$16,770
Less:
Fuel used in electric generation and purchased power	$4,373	$—	$4,373	$—	$(39)	$4,334
Cost of natural gas	—	655	655	—	—	655
Operation, maintenance and other	3,048	262	3,310	(70)	(103)	3,137
Depreciation and amortization	3,012	225	3,237	166	(14)	3,389
Property and other taxes	736	85	821	5	—	826
Impairment of assets and other charges	49	—	49	—	—	49
Interest expense	1,173	128	1,301	662	(38)	1,925
Income tax expense (benefit)	356	297	653	(160)	—	493
Other Segment Items
NCI	80	—	80	—	—	80
Preferred dividends	—	—	—	29	—	29
Add: Equity in earnings (losses) of unconsolidated affiliates	—	10	10	7	—	17
Add: Other(a)	299	402	701	76	(47)	730
Segment income (loss)(b)(c)	$2,525	$542	$3,067	$(467)	$—	$2,600
Discontinued Operations						13
Net income available to Duke Energy Corporation Common Stockholders						$2,613
Add back: Net income attributable to NCI						80
Add back: Preferred dividends						29
Net Income						$2,722
Capital expenditures	$7,463	$561	$8,024	$216	$—	$8,240
Segment assets as of June 30, 2026	179,671	16,793	196,464	4,627	—	201,091
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
(b)    EU&I segment income includes an after-tax total amount of $189 million, net of $59 million tax benefit, recorded at Duke Energy Carolinas and Duke Energy Progress within Operations, maintenance and other, Impairment of assets of other charges, and Operating Revenues on the Condensed Consolidated Statements of Operations due to legal settlements, as well as regulatory matters related to Duke Energy Carolinas' North Carolina rate case and the establishment of a regulatory liability associated with an energy efficiency program. Refer to Note 4 for further information.
(c)    GU&I includes $368 million pretax recorded within Gains on Sales of Other Assets and Other, net, and $7 million pretax recorded within Property and other taxes on the Condensed Consolidated Statements of Operations related to the sale of Piedmont's Tennessee business. GU&I also includes $6 million pretax recorded within Gains on Sales of Other Assets and Other, net, on the Condensed Consolidated Statements of Operations related to the sale of certain renewable natural gas investments. GU&I segment income includes $196 million of tax expense related to these asset sales, which includes the impact of nondeductible goodwill related to the sale of Piedmont's Tennessee business. Refer to Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$14,155	$1,587	$15,742	$15	$—	$15,757
Intersegment revenues	30	46	76	67	(143)	—
Total operating revenues	$14,185	$1,633	$15,818	$82	$(143)	$15,757
Less:
Fuel used in electric generation and purchased power	$4,017	$—	$4,017	$—	$(40)	$3,977
Cost of natural gas	—	532	532	—	—	532
Operation, maintenance and other	3,018	254	3,272	(21)	(97)	3,154
Depreciation and amortization	2,736	219	2,955	154	(14)	3,095
Property and other taxes	749	88	837	6	—	843
Impairment of assets and other charges	(1)	—	(1)	5	(1)	3
Interest expense	1,065	130	1,195	636	(45)	1,786
Income tax expense (benefit)	389	87	476	(164)	—	312
Other Segment Items
NCI	48	—	48	—	—	48
Preferred dividends	—	—	—	27	—	27
Add: Equity in earnings (losses) of unconsolidated affiliates	—	6	6	15	1	22
Add: Other(a)	306	26	332	58	(55)	335
Segment income (loss)	$2,470	$355	$2,825	$(488)	$—	$2,337
Discontinued Operations						(1)
Net income available to Duke Energy Corporation Common Stockholders						$2,336
Add back: Net Income available to NCI						48
Add back: Preferred dividends						27
Net Income						$2,411
Capital expenditures	$5,724	$548	$6,272	$156	$—	$6,428
Segment assets as of December 31, 2025(b)	172,427	18,989	191,416	4,320	—	195,736
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
(b)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,416	$—	$2,416	$5,182	$—	$5,182
Less:
Fuel used in electric generation and purchased power	$632	$—	$632	$1,563	$—	$1,563
Operation, maintenance and other	451	14	465	1,052	26	1,078
Depreciation and amortization	531	—	531	1,057	—	1,057
Property and other taxes	91	—	91	197	—	197
Impairment of assets and other charges	27	—	27	27	—	27
Interest expense	233	(2)	231	450	(1)	449
Income tax expense (benefit)	36	(3)	33	50	(6)	44
Add: Other segment items(a)	72	(2)	70	137	(2)	135
Segment income (loss) / Net income	$487	$(11)	$476	$923	$(21)	$902
Capital expenditures				$2,904	$—	$2,904
Segment assets as of June 30, 2026				62,252	1,392	63,644

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,231	$—	$2,231	$4,755	$—	$4,755
Less:
Fuel used in electric generation and purchased power	$571	$—	$571	$1,374	$—	$1,374
Operation, maintenance and other	488	12	500	962	22	984
Depreciation and amortization	482	—	482	914	—	914
Property and other taxes	85	—	85	187	—	187
Impairment of assets and other charges	(1)	—	(1)	(1)	—	(1)
Interest expense	200	—	200	400	—	400
Income tax expense (benefit)	39	(3)	36	92	(5)	87
Add: Other segment items(a)	68	(1)	67	129	(1)	128
Segment income (loss) / Net income	$435	$(10)	$425	$956	$(18)	$938
Capital expenditures				$2,145	$—	$2,145
Segment assets as of December 31, 2025				58,775	400	59,175
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Progress Energy
Progress Energy has one reportable segment, EU&I. The remainder of Progress Energy's operations is presented as Other.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$3,466	$4	$3,470	$7,388	$7	$7,395
Less:
Fuel used in electric generation and purchased power	$994	$—	$994	$2,305	$—	$2,305
Operation, maintenance and other	587	15	602	1,407	31	1,438
Depreciation and amortization	702	1	703	1,384	1	1,385
Property and other taxes	149	1	150	331	—	331
Impairment of assets and other charges	22	—	22	22	—	22
Interest expense	271	28	299	533	57	590
Income tax expense (benefit)	145	(12)	133	252	(21)	231
Other Segment Items
NCI	29	—	29	34	—	34
Add: Other segment items(a)	73	3	76	134	14	148
Segment income (loss) / Net income Attributable to Progress Energy, Inc.	$640	$(26)	$614	$1,254	$(47)	$1,207
Add back: Net Income available to NCI			29			34
Net Income			$643			$1,241
Capital expenditures				$3,468	$—	$3,468
Segment assets as of June 30, 2026				74,520	4,021	78,541

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$3,566	$3	$3,569	$7,028	$8	$7,036
Less:
Fuel used in electric generation and purchased power	$1,025	$—	$1,025	$2,131	$—	$2,131
Operation, maintenance and other	828	15	843	1,501	30	1,531
Depreciation and amortization	609	—	609	1,240	—	1,240
Property and other taxes	175	—	175	347	—	347
Interest expense	255	28	283	501	57	558
Income tax expense (benefit)	121	(13)	108	239	(21)	218
Add: Other segment items(a)	76	5	81	137	5	142
Segment income (loss) / Net income	$629	$(22)	$607	$1,206	$(53)	$1,153
Capital expenditures				$2,742	$—	$2,742
Segment assets as of December 31, 2025				71,685	4,153	75,838
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Progress
Duke Energy Progress has one reportable segment, EU&I. The remainder of Duke Energy Progress' operations is presented as Other.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,800	$—	$1,800	$4,101	$—	$4,101
Less:
Fuel used in electric generation and purchased power	$547	$—	$547	$1,410	$—	$1,410
Operation, maintenance and other	356	8	364	857	15	872
Depreciation and amortization	396	—	396	782	—	782
Property and other taxes	22	—	22	81	—	81
Impairment of assets and other charges	22	—	22	22	—	22
Interest expense	144	—	144	279	—	279
Income tax expense (benefit)	54	(1)	53	96	(3)	93
Add: Other segment items(a)	54	1	55	98	1	99
Segment income (loss) / Net income	$313	$(6)	$307	$672	$(11)	$661
Capital expenditures				$1,984	$—	$1,984
Segment assets as of June 30, 2026				43,909	194	44,103

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,681	$—	$1,681	$3,699	$—	$3,699
Less:
Fuel used in electric generation and purchased power	$574	$—	$574	$1,299	$—	$1,299
Operation, maintenance and other	333	7	340	724	14	738
Depreciation and amortization	319	—	319	676	—	676
Property and other taxes	45	—	45	105	—	105
Interest expense	139	—	139	267	—	267
Income tax expense (benefit)	40	(1)	39	98	(3)	95
Add: Other segment items(a)	50	—	50	89	(2)	87
Segment income (loss) / Net income	$281	$(6)	$275	$619	$(13)	$606
Capital expenditures				$1,524	$—	$1,524
Segment assets as of December 31, 2025				42,163	364	42,527
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I. The remainder of Duke Energy Florida's operations is presented as Other.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,666	$—	$1,666	$3,287	$—	$3,287
Less:
Fuel used in electric generation and purchased power	$447	$—	$447	$895	$—	$895
Operation, maintenance and other	231	5	236	550	10	560
Depreciation and amortization	306	—	306	602	—	602
Property and other taxes	127	—	127	250	—	250
Interest expense	127	(1)	126	254	—	254
Income tax expense (benefit)	91	(1)	90	156	(3)	153
Add: Other segment items(a)	19	(2)	17	36	(1)	35
Segment income (loss) / Net income	$356	$(5)	$351	$616	$(8)	$608
Capital expenditures				$1,484	$—	$1,484
Segment assets as of June 30, 2026				30,611	156	30,767

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,885	$—	$1,885	$3,329	$—	$3,329
Less:
Fuel used in electric generation and purchased power	$451	$—	$451	$832	$—	$832
Operation, maintenance and other	495	5	500	777	9	786
Depreciation and amortization	290	—	290	564	—	564
Property and other taxes	130	—	130	242	—	242
Interest expense	116	—	116	234	—	234
Income tax expense (benefit)	81	—	81	141	(2)	139
Add: Other segment items(a)	26	1	27	48	(2)	46
Segment income (loss) / Net income	$348	$(4)	$344	$587	$(9)	$578
Capital expenditures				$1,218	$—	$1,218
Segment assets as of December 31, 2025				29,522	134	29,656
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended June 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$508	$157	$665	$—	$665
Less:
Fuel used in electric generation and purchased power	$145	$—	$145	$—	$145
Cost of natural gas	—	33	33	—	33
Operation, maintenance and other	96	36	132	3	135
Depreciation and amortization	74	40	114	—	114
Property and other taxes	83	25	108	—	108
Interest expense	33	19	52	1	53
Income tax expense (benefit)	15	2	17	(2)	15
Add: Other segment items(a)	4	2	6	(1)	5
Segment income (loss) / Net income	$66	$4	$70	$(3)	$67

	Three Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$498	$156	$654	$—	$654
Less:
Fuel used in electric generation and purchased power	$161	$—	$161	$—	$161
Cost of natural gas	—	35	35	—	35
Operation, maintenance and other	87	27	114	1	115
Depreciation and amortization	83	39	122	(1)	121
Property and other taxes	80	21	101	—	101
Interest expense	32	18	50	1	51
Income tax expense (benefit)	9	3	12	—	12
Add: Other segment items(a)	4	2	6	—	6
Segment income (loss) / Net income	$50	$15	$65	$(1)	$64
(a)    Other segment items for EU&I and GU&I include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

	Six Months Ended June 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$1,070	$474	$1,544	$—	$1,544
Less:
Fuel used in electric generation and purchased power	$318	$—	$318	$—	$318
Cost of natural gas	—	154	154	—	154
Operation, maintenance and other	193	76	269	5	274
Depreciation and amortization	156	79	235	—	235
Property and other taxes	170	55	225	—	225
Interest expense	67	37	104	1	105
Income tax expense (benefit)	31	17	48	(2)	46
Add: Other segment items(a)	8	3	11	(1)	10
Segment income (loss) / Net income	$143	$59	$202	$(5)	$197
Capital expenditures	$303	$101	$404	$—	$404
Segment assets as of June 30, 2026	8,726	4,819	13,545	194	13,739

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Six Months Ended June 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$985	$435	$1,420	$—	$1,420
Less:
Fuel used in electric generation and purchased power	$310	$—	$310	—	$310
Cost of natural gas	—	136	136	—	136
Operation, maintenance and other	179	56	235	4	239
Depreciation and amortization	159	75	234	(1)	233
Property and other taxes	166	51	217	—	217
Interest expense	63	34	97	1	98
Income tax expense (benefit)	18	17	35	(1)	34
Add: Other segment items(a)	8	4	12	(1)	11
Segment income (loss) / Net income	$98	$70	$168	$(4)	$164
Capital expenditures	$303	$168	$471	$—	$471
Segment assets as of December 31, 2025	8,575	4,736	13,311	135	13,446
(a)    Other segment items for EU&I and GU&I include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Indiana
Duke Energy Indiana has one reportable segment, EU&I. The remainder of Duke Energy Indiana's operations is presented as Other.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$861	$—	$861	$1,827	$—	$1,827
Less:
Fuel used in electric generation and purchased power	$250	$—	$250	$620	$—	$620
Operation, maintenance and other	187	2	189	374	5	379
Depreciation and amortization	202	—	202	407	—	407
Property and other taxes	19	—	19	38	—	38
Interest expense	75	—	75	139	—	139
Income tax expense (benefit)	20	(1)	19	39	(2)	37
Add: Other segment items(a)	13	(1)	12	24	(1)	23
Segment income (loss) / Net income	$121	$(2)	$119	$234	$(4)	$230
Capital expenditures				$767	$—	$767
Segment assets as of June 30, 2026				16,926	221	17,147

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$821	$—	$821	$1,679	$—	$1,679
Less:
Fuel used in electric generation and purchased power	$219	$—	$219	$479	$—	$479
Operation, maintenance and other	189	3	192	382	5	387
Depreciation and amortization	222	—	222	414	—	414
Property and other taxes	17	—	17	35	—	35
Interest expense	56	1	57	116	—	116
Income tax expense (benefit)	20	(2)	18	38	(2)	36
Add: Other segment items(a)	22	(1)	21	32	(1)	31
Segment income (loss) / Net income	$120	$(3)	$117	$247	$(4)	$243
Capital expenditures				$526	$—	$526
Segment assets as of December 31, 2025				16,321	25	16,346
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
Piedmont
Piedmont has one reportable segment, GU&I. The remainder of Piedmont's operations is presented as Other.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$288	$—	$288	$1,299	$—	$1,299
Less:
Cost of natural gas	$97	$—	$97	$501	$—	$501
Operation, maintenance and other	87	1	88	180	3	183
Depreciation and amortization	69	—	69	143	—	143
Property and other taxes	4	—	4	30	—	30
Interest expense	41	—	41	89	—	89
Income tax expense (benefit)	1	(1)	—	259	(1)	258
Other Segment Items
Add: Equity in earnings (losses) of unconsolidated affiliates	—	—	—	—	2	2
Add: Other(a)	15	(1)	14	677	(1)	676
Segment income (loss) / Net income (loss)	$4	$(1)	$3	$774	$(1)	$773
Capital expenditures				$460	$—	$460
Segment assets as of June 30, 2026				10,392	97	10,489

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$335	$—	$335	$1,192	$—	$1,192
Less:
Cost of natural gas	$124	$—	$124	$396	$—	$396
Operation, maintenance and other	101	2	103	195	4	199
Depreciation and amortization	71	—	71	141	—	141
Property and other taxes	19	—	19	37	—	37
Interest expense	47	1	48	94	1	95
Income tax expense (benefit)	(7)	(1)	(8)	69	(1)	68
Other Segment Items
Add: Equity in earnings (losses) of unconsolidated affiliates	—	1	1	—	3	3
Add: Other(a)	11	—	11	22	—	22
Segment income (loss) / Net income (loss)	$(9)	$(1)	$(10)	$282	$(1)	$281
Capital expenditures				$380	$—	$380
Segment assets as of December 31, 2025(b)				12,384	86	12,470
(a)    Other includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
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
Winter Storm Fern
In late January 2026, severe weather associated with Winter Storm Fern moved across the eastern U.S. and impacted all of Duke Energy's service territories, with damage primarily occurring in the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 200,000 customers were impacted across Duke Energy's system. Total storm restoration costs, including capital expenditures, for Duke Energy are estimated to be $268 million, which includes $177 million for Duke Energy Carolinas and $91 million for Duke Energy Progress. Incremental storm restoration costs related to operation and maintenance activities in excess of amounts in base rates were charged to storm reserves or deferred as regulatory assets, where applicable, and will be reviewed for recovery in future regulatory proceedings. As of June 30, 2026, the operations and maintenance expense amounts deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets were $146 million and $63 million for Duke Energy Carolinas and Duke Energy Progress, respectively. On July 6, 2026, Duke Energy Carolinas and the North Carolina Public Staff entered into a stipulation in the ongoing 2025 Duke Energy Carolinas' North Carolina rate case resolving certain issues regarding storm restoration cost recovery. Under the stipulation, the parties agreed that eligible Winter Storm Fern operation and maintenance restoration costs, without carrying costs, shall be included in the revenue requirement and netted against the Hurricane Helene over-securitization amount, subject to audit by the North Carolina Public Staff and a final true up in the next general rate case. The stipulation is subject to approval by the NCUC as part of ongoing proceedings in the 2025 Duke Energy Carolinas' North Carolina rate case. See below for additional information regarding the 2025 North Carolina rate cases.

On April 14, 2026, Duke Energy Carolinas and Duke Energy Progress filed interim requests with the NCUC related to fuel and purchased power costs incurred during severe winter weather and record customer energy demand experienced in the first quarter of 2026. The interim filings requested recovery of underrecovered fuel and purchased power costs of $500 million for Duke Energy Carolinas and $309 million for Duke Energy Progress, over a period of 19 months. These pass-through costs represent actual expenses, without markup, necessary to supply power, as allowed under the North Carolina Power Bill Reduction Act (SB266). SB266 implemented actions designed to reduce electricity costs for customers including enhanced cost recovery mechanisms and more timely recovery of fuel costs, among other actions. The NCUC approved the proposed 19 month recovery period in May 2026, and new fuel rider rates went into effect June 1, 2026.
Duke Energy Carolinas and Duke Energy Progress
Applications to Combine Utilities
On August 14, 2025, Duke Energy Carolinas and Duke Energy Progress (together, the Companies) filed a joint application with the NCUC and PSCSC for approval to combine utilities by which Duke Energy Progress will merge into Duke Energy Carolinas, resulting in a single electric utility serving the Companies' North Carolina and South Carolina service territories. Duke Energy Corporation, together with the Companies, also filed an application with the FERC on the same day. The single utility’s ability to plan, execute and operate resources more efficiently is expected to result in substantial cost savings, benefiting customers by reducing the overall costs to serve. The targeted effective date is January 1, 2027. On January 30, 2026, FERC issued an order authorizing the combination as consistent with the public interest.

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
On February 24, 2026, the Companies reached a comprehensive settlement with the North Carolina Public Staff and certain other intervenors (stipulating parties) in the case, which was filed with NCUC. Subject to approval by the NCUC, the agreement resolved all issues among the North Carolina stipulating parties regarding the combination of Duke Energy Carolinas and Duke Energy Progress. Among other terms, the agreement requires the Companies to guarantee that savings from the combination over a 14-year period will be sufficient to offset the identified impacts to North Carolina retail customers to achieve the combination. The guaranteed savings are calculated based on a combination of capital-related savings associated with Duke Energy Carolinas and Duke Energy Progress' most recent resource planning assumptions, as well as operational savings enabled by the combination expected to accrue following the effective date of the combination. The agreement also permits deferral of costs to achieve, with recovery subject to prudency review, and provides that North Carolina retail customers will make annual Share the Benefits contributions to South Carolina retail customers for a six-year period beginning in 2030. On May 1, 2026, the NCUC issued an order approving the combination consistent with the comprehensive settlement.
On March 6, 2026, the Companies reached a comprehensive settlement with the South Carolina Office of Regulatory Staff and certain other intervenors in the case, which was filed with PSCSC. Subject to approval by the PSCSC, the agreement, which has the same core components as the comprehensive settlement reached in North Carolina, resolved all issues among the South Carolina stipulating parties, regarding the combination of Duke Energy Carolinas and Duke Energy Progress. Among other terms, the agreement requires the Companies to guarantee that savings from the combination over a 14-year period will be sufficient to offset the identified impacts to South Carolina retail customers, including through the receipt of Share the Benefits contributions from North Carolina retail and wholesale customers. On June 3, 2026, the PSCSC issued its final written order approving the combination consistent with the terms of the comprehensive settlement.
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
In February 2024, a number of parties filed Notices of Appeal of the December 15, 2023, NCUC order. Notices of Appeal were filed by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) III, a collection of electric membership cooperatives (collectively, the EMCs), and the North Carolina Attorney General’s Office (the AGO). CIGFUR III and the EMCs appealed the interclass subsidy reduction percentage and the Transmission Cost Allocation stipulation. In addition, CIGFUR III appealed the NCUC’s elimination of the equal percentage fuel cost allocation methodology. The AGO appealed several issues, including the authorized ROE and certain rate design and accounting matters. On March 1, 2024, Carolina Utility Customers Association, Inc. appealed several issues, including the authorized ROE and certain rate design and accounting matters. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Progress PBR application. On May 22, 2026, the Supreme Court of North Carolina affirmed the NCUC order in its entirety. This matter is now fully resolved.
2025 North Carolina Rate Case
On November 20, 2025, Duke Energy Carolinas filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR application included an MYRP to recover projected capital investments during a two-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs. As filed, the overall net retail revenue increase was $727 million in Year 1 and $275 million in Year 2, for a combined total of $1.0 billion or 15.0%. The application also requested an ROE of 10.95% with an equity ratio of 53%. The rate increase is driven primarily by major transmission and distribution investments made since the last rate case and projected capital investments in the MYRP, as well as investments in energy storage and solar assets.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On June 19, 2026, Duke Energy Carolinas filed rebuttal testimony incorporating six adjustments to its application, including a reduction in the requested ROE, which reduced the requested increase to approximately $622 million over the two-year period. On July 2, 2026, Duke Energy Carolinas and the North Carolina Public Staff entered into a partial stipulation resolving certain issues in the proceeding while leaving key issues for litigation, including ROE, capital structure and performance-based regulation matters. On July 6, 2026, the parties entered into a separate storm cost stipulation resolving issues related to Hurricane Helene and Winter Storm Fern cost recovery. See the Winter Storm Fern discussion above for additional information regarding the storm cost stipulation.
On July 17, 2026, Duke Energy Carolinas, the North Carolina Public Staff and other intervening parties filed a comprehensive settlement with the NCUC resolving all remaining revenue requirement issues in the proceeding, including an ROE of 9.8% and an equity ratio of 53%. The settlement includes an overall net retail revenue increase of $286 million in Year 1 and $210 million in Year 2, representing a cumulative increase of $496 million, or 7.4%. The intervening parties also agreed to pursue good faith settlement discussions to reach a substantially similar settlement framework in the ongoing Duke Energy Progress rate case proceeding. Consistent with the settlement framework, Duke Energy Carolinas recorded a $29 million impairment charge within Impairment of assets and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026. On July 24, 2026, Duke Energy Carolinas and the North Carolina Public Staff filed a separate settlement agreement with the NCUC regarding PIMs.
The stipulations are subject to the review and approval of the NCUC and an order is expected by November 2026. Duke Energy Carolinas has requested implementation of Year 1 rates no later than January 1, 2027.
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
Anderson County Combined Cycle CECPCN
On October 30, 2025, Duke Energy Carolinas filed with the PSCSC an application for a CECPCN to construct and operate a new 1,365-MW natural gas CC generating facility with hydrogen capability in Anderson County, South Carolina. The preliminary estimate of the total project cost was approximately $3.2 billion, inclusive of financing costs. Subject to negotiation of final contractual terms, which began in April 2026, the new CC will be co-owned with North Carolina Electric Membership Corporation (NCEMC) and Central Electric Power Cooperative (CEPC), with Duke Energy Carolinas owning approximately 1,170 MW, NCEMC owning 100 MW and CEPC owning the remaining 95 MW. On April 24, 2026, the PSCSC issued a final order approving the CECPCN and authorizing construction of the facility. Construction is anticipated to begin in 2027 and the facility is expected to be in service by the end of 2030. In addition, Duke Energy Carolinas submitted its application for an air permit on March 11, 2026, to the South Carolina Department of Environmental Services.
On March 18, 2026, Duke Energy Carolinas filed an out-of-state application for the Anderson facilities with the NCUC requesting the NCUC to determine the need for and approve an estimate of construction costs and construction schedule for the facilities intended to serve North Carolina retail customers. On July 24, 2026, Duke Energy Carolinas and the North Carolina Public Staff filed a settlement agreement recommending that the NCUC approve the requested determination of need and the estimated construction cost and schedule. A decision from the NCUC is anticipated in the fourth quarter of 2026.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
On December 1, 2025, Duke Energy Carolinas filed an application requesting the NCUC's ongoing review of the construction of the two CTs that are planned to operate at the Marshall Steam Station, covering costs incurred from the initiation of development of the facility through September 30, 2025. The application requested that the NCUC find that Duke Energy Carolinas’ construction costs incurred for the CTs during the review period are prudent and reasonable. These activities included actions related to site preparation and the ordering of certain long-lead-time equipment. The application also requested that the NCUC modify the existing CPCN for the CTs to reflect a revision to the cost estimate for the units. On May 29, 2026, the NCUC issued an order, concluding that the costs incurred by Duke Energy Carolinas during the review period were reasonable and prudently incurred and modifying the CPCN to incorporate the updated construction cost estimate.
On January 30, 2026, Duke Energy Carolinas filed an application for an out-of-state certificate with the PSCSC requesting that it find that the North Carolina-sited facility comprised of two new advanced class CTs at the existing Marshall Steam Station is in the public convenience and necessity for South Carolina retail customers. On July 23, 2026, the PSCSC issued its order granting the CPCN.
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
In October 2023, CIGFUR II and Haywood Electric Membership Corporation each filed a Notice of Appeal of the August 18, 2023 NCUC order. Both parties appealed certain matters that do not impact the overall revenue requirement in the rate case. Specifically, they appealed the interclass subsidy reduction percentage, and CIGFUR II also appealed the Customer Assistance Program and the equal percentage fuel cost allocation methodology. In November 2023, the AGO filed a Notice of Cross Appeal of the NCUC's determination regarding the exclusion of electric vehicle revenue from the residential decoupling mechanism. In November 2023, Duke Energy Progress, the North Carolina Public Staff, CIGFUR II, and a number of other parties reached a settlement pursuant to which CIGFUR II agreed not to pursue its appeal of the Customer Assistance Program. In July 2024, the Supreme Court of North Carolina consolidated these appeals with the parallel appeals of the NCUC's order regarding the Duke Energy Carolinas PBR application. On May 22, 2026, the Supreme Court of North Carolina affirmed the NCUC order in its entirety. This matter is now fully resolved.
2025 North Carolina Rate Case
On November 20, 2025, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR application included an MYRP to recover projected capital investments during a two-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs. The overall net retail revenue increase originally requested was $529 million in Year 1 and $200 million in Year 2, for a combined total of $729 million or 15.1%, including the flow back of PTC benefits to customers through a proposed PTC rider similar to Duke Energy Carolinas. The application also requested an ROE of 10.95% and an equity ratio of 53%. The requested rate increase is driven primarily by major transmission and distribution investments made since the last rate case, projected capital investments included in the MYRP and investments in energy storage and solar assets.
On July 17, 2026, Duke Energy Carolinas, the North Carolina Public Staff, and other intervening parties filed a comprehensive settlement agreement with the NCUC resolving all remaining revenue requirement issues in the Duke Energy Carolinas rate case proceeding and agreed to pursue good faith settlement discussions using a substantially similar framework in the ongoing Duke Energy Progress rate case proceeding. Consistent with the settlement framework, Duke Energy Progress recorded a $22 million charge within Impairment of assets and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026. On July 24, 2026, Duke Energy Progress filed rebuttal testimony incorporating six adjustments to its application, including a reduction in the requested ROE, which reduced the requested increase to approximately $610 million over the two-year period, for a cumulative increase of 12.3%.
Duke Energy Progress has requested that Year 1 rates become effective no later than January 1, 2027. The evidentiary hearing is scheduled to commence on August 11, 2026 and an order is expected by November 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
South Carolina Electric Rate Stabilization Adjustment Filing
On March 13, 2026, Duke Energy Progress filed a request with the PSCSC to adjust electric rates under the new electric Rate Stabilization Adjustment (eRSA) framework, aimed at supporting investments and improving reliability. This filing represents the first electric utility proceeding under the eRSA in South Carolina. Established by South Carolina’s 2025 Energy Security Act, the eRSA allows electric utilities to seek annual rate adjustments using standardized historical data, with continued oversight based on prior base rate case outcomes. Duke Energy Progress' request stems from investments made in 2025 for grid and reliability improvements not covered in its base rate case, with the law permitting adjustments when calendar-year earned returns deviate by more than 0.50% from authorized returns. The filing requested an annual revenue increase of $37 million, reflecting an overall rate increase of 5.5% across customer classes and resulting in a projected ROE of 9.99%, consistent with the ROE authorized in the 2025 South Carolina Rate Case.
On June 15, 2026, Duke Energy Progress and the South Carolina Office of Regulatory Staff (ORS) filed a stipulation resolving audit adjustments and agreeing to a revenue requirement increase of $24 million. On June 29, 2026, the PSCSC issued a directive indicating its intent to deny the stipulation and Duke Energy Progress' election under the eRSA framework, citing Duke Energy Progress' failure to file a quarterly monitoring report by June 15, 2026, for the 12-month period ending March 31, 2026. Duke Energy Progress filed a request for reconsideration of that directive on July 2, 2026. On July 13, 2026, the PSCSC issued a further directive concluding that electric utilities electing into the eRSA are not eligible to implement rate adjustments until the year following their election. On July 14, 2026, Duke Energy Progress filed an objection and request that the PSCSC rescind or amend this directive prior to issuing a final order, asserting that the directive is inconsistent with the eRSA statute and prior PSCSC precedent in natural gas rate stabilization proceedings, and was based on legal arguments not previously raised in the proceeding. On July 15, 2026, the PSCSC issued an order denying the stipulation and rejecting Duke Energy Progress' proposed rate adjustment in 2026.
On July 23, 2026, Duke Energy Progress filed a petition for reconsideration of the PSCSC's order and is pursuing additional legal and regulatory remedies, including filing an appeal with the South Carolina Supreme Court on July 24, 2026. The ultimate outcome of the proceeding, including the timing and amount of any authorized rate adjustment, remains uncertain.
Person County Combined Cycle CPCNs
On February 7, 2025, Duke Energy Progress filed with the NCUC its application to construct and operate a second 1,360-MW hydrogen-capable, advanced-class CC unit in Person County at the Roxboro Plant. NCEMC has the right to co-own the facilities under its existing supply agreement with Duke Energy Progress. Duke Energy Progress and NCEMC executed the contractual agreements for both units in April 2026, which allows NCEMC to own approximately 225 MW of each unit, for a total of approximately 450 MW. The joint ownership agreement was finalized and executed in June 2026.
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
On January 30, 2026, Duke Energy Progress filed an application for out-of-state certificates with the PSCSC requesting that it find that the two new CC units, totaling approximately 2,720 MW, sited at the Person County facilities in North Carolina are in the public convenience and necessity for South Carolina retail customers. On July 23, 2026, the PSCSC issued its order granting the CPCN.
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
In December 2024, Duke Energy Florida filed its petition to recover the estimated costs incurred to respond to all three storms, including replenishment of the storm reserve, seeking recovery of approximately $1.1 billion over 12 months beginning with the first billing cycle in March 2025. On February 4, 2025, the FPSC voted to approve Duke Energy Florida's request for recovery of these estimated storm costs as filed, subject to true up after the actual costs are filed. New rates were effective March 1, 2025. Approximately $75 million of capital related to these storms will be sought for recovery in future base rate case filings.
On January 5, 2026, Duke Energy Florida filed a notice with the FPSC to stop recovery of the storm cost charge because the costs were fully recovered and the storm reserve was fully replenished earlier than anticipated, primarily due to lower actual incurred storm costs as compared to preliminary estimates. The notice was administratively approved and revised rates with the storm charge removed were effective with the first billing cycle in February 2026. Duke Energy Florida filed documentation evidencing its total Debby, Helene and Milton actual storm costs of $903 million on February 27, 2026. In March 2026, Duke Energy Florida filed a petition to refund approximately $91 million of storm costs that were over-collected. On May 21, 2026, the FPSC issued its order approving the petition. The FPSC is expected to vote at its September 10, 2026 Agenda Conference on Duke Energy Florida's February 27, 2026 filing.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Ohio
Duke Energy Ohio 2022 Natural Gas Base Rate Case
In June 2022, Duke Energy Ohio filed a natural gas base rate case application with the PUCO seeking recovery of capital investments made since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its CEP rider. In April 2023, Duke Energy Ohio filed a stipulation with all parties to the case except the Ohio Consumers' Counsel (OCC). In the stipulation, the parties agreed to an annual revenue increase of approximately $32 million with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP rider caps. The stipulation was opposed by the OCC at an evidentiary hearing that concluded in May 2023. On November 1, 2023, PUCO issued an order approving the stipulation as filed and new rates went into effect November 1, 2023. In October 2024, the OCC filed a Notice of Appeal with the Supreme Court of Ohio. On June 5, 2026, the Supreme Court of Ohio affirmed the PUCO order. This matter is now fully resolved.
Duke Energy Ohio 2026 Electric Rate Case
On March 30, 2026, Duke Energy Ohio filed an electric distribution base rate case with the PUCO, requesting an annualized increase in electric distribution base rates of approximately $90 million. Duke Energy Ohio requested an ROE of 10.5% with an equity ratio of 52.66%. The rate increase is driven by significant infrastructure upgrade investments since the last general rate case. An evidentiary hearing is scheduled to commence on January 20, 2027. New rates are anticipated to go into effect in May 2027.
Duke Energy Ohio 2026 Natural Gas Rate Case
On June 29, 2026, Duke Energy Ohio filed a natural gas base rate case application with the PUCO requesting an annualized increase in natural gas base rates of approximately $102 million, based on a proposed ROE of 10.5% and an equity ratio of 53.14%. The filing would result in an overall average customer rate increase of approximately 9.9%, primarily driven by capital investments to strengthen the natural gas delivery system. An evidentiary hearing is expected in the second quarter of 2027, with new rates anticipated to go into effect in September 2027.
Duke Energy Ohio RTO Adder
On February 24, 2022, the OCC filed a complaint asserting that FERC should reduce the ROE utilized in transmission formula rates for Duke Energy Ohio and certain other transmission providers by eliminating the 50-basis-point adder associated with RTO membership. The OCC contended that the adder was inappropriate because Ohio law requires transmission-owning utilities to participate in the RTO and the adder is only available when RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as it related to Duke Energy Ohio but granted relief with respect to certain other transmission providers.
Following appeals by certain transmission providers, the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) reversed FERC's decision on January 17, 2025. The Sixth Circuit held that the 50-basis-point-adder is available only when RTO membership is voluntary. The court further concluded that because Ohio law requires transmission-owning utilities to participate in an RTO, FERC could not lawfully remove the adder from certain Ohio transmission providers while continuing to permit Duke Energy Ohio to recover the adder. The matter was remanded to FERC for further proceedings consistent with the court's decision. As a result of the ruling, Duke Energy Ohio recognized a pretax charge during 2025 that was not material.
On March 26, 2025, the Sixth Circuit denied requests for rehearing. On April 16, 2025, the Sixth Circuit stayed its mandate pending further appeal to the U.S. Supreme Court. On July 17, 2025, Duke Energy Ohio filed a respondent brief with the U.S. Supreme Court seeking review of the Sixth Circuit's decision. On November 10, 2025, the U.S. Supreme Court denied review, and on November 13, 2025, the Sixth Circuit remanded the matter to FERC.
On June 25, 2026, FERC issued an order on remand directing the removal of the ROE adder from Duke Energy Ohio's transmission formula rate and requiring Duke Energy Ohio to provide refunds for the period beginning February 24, 2022. As a result of this order, Duke Energy Ohio recorded a $15 million reduction in Operating Revenues during the three months ended June 30, 2026. As of June 30, 2026, Duke Energy Ohio had recorded a regulatory liability of $20 million related to this matter. Refunds are expected to be issued by the first quarter of 2027. On July 24, 2026, Duke Energy Ohio filed a request for rehearing of FERC's June 25, 2026 order, including whether the order complies with the Federal Power Act's requirements governing changes to existing rates. FERC must act upon the request for rehearing by August 24, 2026, but could issue a further substantive order after that date.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
From time to time, various parties have challenged cost allocations for specific RTO-area transmission projects, including PJM, at the FERC and other appellate courts. On March 6, 2026, FERC issued a ruling related to these cost challenges that is expected to impact the historical transmission cost allocations of PJM. Specifically, the FERC found that the de minimis threshold used in the DFAX cost allocation methodology is unjust, unreasonable and inconsistent with cost causation. Among other considerations, FERC noted that larger RTO zones typically have higher peak loads and the same DFAX usage value could place a smaller zone above the 1% de minimis threshold – which is based on peak load –resulting in a cost allocation to the smaller zone, while a larger zone with comparable usage would not receive a cost allocation. In conjunction with this ruling, PJM was ordered to file tariff revisions within 90 days, which update the DFAX cost allocation percentages in the tariff based on the elimination of the 1% de minimis threshold. Based on those updated cost allocation percentages, PJM will then need to recalculate costs and issue refunds/surcharges (with interest) going back to June 18, 2015. On April 6, 2026, Duke Energy Ohio, jointly with several other PJM transmission owners, filed for rehearing of the March 6, 2026 order. On May 12, 2026, Duke Energy Ohio, jointly with several of the PJM transmission owners, filed a petition for review of the March 6, 2026 order in the U.S. Court of Appeals for the District of Columbia Circuit. On June 4, 2026, PJM submitted a compliance filing to remove the de minimis threshold from the tariff prospectively, effective June 1, 2026.
Duke Energy Ohio is evaluating the potential impacts of this ruling, including any potential amounts owed to PJM, and required financial statement adjustments and is unable to reasonably estimate the ultimate financial statement impact.
Duke Energy Kentucky 2022 Electric Base Rate Case
In December 2022, Duke Energy Kentucky filed a base rate case with the KPSC driven by capital investments to strengthen the electricity generation and delivery systems along with adjusted depreciation rates for the East Bend and Woodsdale Combustion Turbine generation stations. Duke Energy Kentucky also requested approval for new programs and tariff updates, including a voluntary community-based renewable subscription program and two electric vehicle charging programs. The KPSC issued an order on October 12, 2023, including a $48 million increase in base revenues, an ROE of 9.75% for electric base rates and 9.65% for electric riders and an equity ratio of 52.145%. New rates went into effect October 13, 2023. Duke Energy Kentucky's request to adjust the depreciation rates of East Bend was denied and the KPSC ordered depreciation rates with a 2041 retirement date for the unit. The KPSC approved the request to align depreciation rates of Woodsdale CT with a 2040 retirement date and denied the voluntary community-based renewable subscription program and electric vehicle charging programs.
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
In 2023, Duke Energy Indiana filed a petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. On May 8, 2024, the IURC issued a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a notice of appeal of the IURC's order. On August 26, 2025, the Indiana Court of Appeals reversed the decision by the IURC concluding that the IURC incorrectly allowed Duke Energy Indiana to collect certain of those coal ash costs from customers. In October 2025, Duke Energy Indiana and the Indiana Office of Attorney General filed separate petitions requesting the Indiana Supreme Court to review the case. On January 26, 2026, the Indiana Supreme Court denied Duke Energy Indiana's and the Indiana Office of Attorney General's petitions. There were no material impacts on the results of operations, cash flows or financial position as a result of this ruling. On March 30, 2026, Duke Energy Indiana filed its Petition and Case-in-Chief for Environmental Cost Rider (ECR) 45, implementing changes directed by the Indiana Court of Appeals decision. Duke Energy Indiana anticipates the IURC will issue an ECR 45 order in the coming months.
2024 Indiana Rate Case
In April 2024, Duke Energy Indiana filed an application with the IURC for a rate increase for retail customers. The request for the rate increase was driven by $1.6 billion in investments made since the last general rate case filed in 2019 in order to reliably serve customers, improve resiliency of the system and advance energy solutions.

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
On February 18, 2026, Duke Energy Indiana submitted a second compliance filing in accordance with the IURC’s findings in its order, and the IURC approved the compliance filing on February 25, 2026. On March 20, 2026, the Industrial Group and Indiana Office of Consumer Counselor (OUCC) filed an objection to the Company’s Step 2 compliance filing. On May 27, 2026, the presiding officers denied the objection. On June 4, 2026, the OUCC, the Industrial Group and other intervenors appealed this decision to all of the IURC commissioners.
Cayuga Combined Cycle CPCN
On February 13, 2025, Duke Energy Indiana filed for a CPCN seeking approval to construct two 1x1 CC natural gas-fired units with a combined winter rating of 1,476 MW. The Cayuga CC Project is being constructed on the same site as the retiring Cayuga coal-fired steam units with a winter rating of 1,005 MW. The Cayuga CC Project will result in an incremental 471 MW for the Duke Energy Indiana system and will allow Duke Energy Indiana to avoid expected maintenance and environmental compliance costs needed for the coal units to continue operating. The estimated cost of the Cayuga CC Project is approximately $3.3 billion, plus actual AFUDC. Duke Energy Indiana proposed recovery of certain facility costs during construction, including AFUDC, through CWIP ratemaking via a proposed Generation Cost Tracker (GCT). Duke Energy Indiana expects CC 1 to be placed in service in 2029 and CC 2 to be placed in service in 2030. A final air permit was issued by IDEM on March 5, 2025.
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
In April 2026, Duke Energy Indiana's first GCT tariff factors to recover Cayuga CC CPCN-related costs were effective. These factors will remain in place for approximately six months or until superseded by IURC-approved factors in a subsequent filing. On May 15, 2026, Duke Energy Indiana filed its second GCT tariff for approval to recover Cayuga CC CPCN-related costs. These factors are expected to be effective in the first October 2026 billing cycle and will remain in place for approximately six months or until superseded by IURC-approved factors in a subsequent filing. The estimated average cumulative retail rate impact during construction and initial in-service periods from April 2026 through May 2031 is approximately 5.6%.
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

(in millions)	June 30, 2026	December 31, 2025
Reserves for Environmental Remediation
Duke Energy	$95	$72
Duke Energy Carolinas	32	36
Progress Energy	29	20
Duke Energy Progress	10	10
Duke Energy Florida	19	10
Duke Energy Ohio	29	12
Duke Energy Indiana	2	2
Piedmont	3	2
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

FINANCIAL STATEMENTS	COMMITMENTS AND CONTINGENCIES
In November 2022, NTE filed its Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit as to the district court's summary judgment ruling on NTE's antitrust and unfair competition claims. On August 5, 2024, the U.S. Court of Appeals for the Fourth Circuit reversed the district court's grant of summary judgment and remanded the case back to the district court for further proceedings. In August 2024, the Defendants filed a petition for rehearing, which was denied on November 26, 2024. On February 21, 2025, the Defendants filed a petition seeking review by the U.S. Supreme Court. On January 12, 2026, the U.S. Supreme Court denied the petition seeking review. In March 2026, the parties executed a settlement agreement resolving the entire case and a Stipulation of Dismissal was filed with the court. The amount of the settlement was not material in 2026. This matter is now fully resolved.
Mooresville Coal Ash Class Action Litigation
On December 20, 2024, 15 plaintiffs filed a lawsuit in Iredell County, North Carolina, against Duke Energy (Parent), Duke Energy Carolinas and Duke Energy Progress (collectively “Duke Energy”) on behalf of a putative class related to alleged past and ongoing environmental contamination in the Mooresville, North Carolina, area. The lawsuit alleges that Duke Energy disposed of and sold coal ash for use as structural fill, resulting in contamination of soil, groundwater and Lake Norman. The plaintiffs further allege that Duke Energy failed to adequately remediate the contamination, continues to pollute and has negatively impacted property values. The plaintiffs seek unspecified compensatory and punitive damages, injunctive relief to prevent further contamination, remediation of contaminated areas and recovery of attorneys' fees and costs.
On July 28, 2025, the plaintiffs filed an amended complaint, which asserts claims for negligence, negligence per se, gross negligence, private nuisance, strict liability for ultra-hazardous activities and trespass. On September 11, 2025, Duke Energy filed its answer to the plaintiffs' amended complaint and a motion for judgment on the pleadings. Following a hearing on December 29, 2025, the court entered an interim order dismissing the plaintiffs' strict liability claim. On February 4, 2026, the court denied the remainder of Duke Energy's motion for judgment on the pleadings. A scheduling order has been entered in this matter, and the parties are evaluating the possibility of an early mediation.
Nuclear Compensation Class Action Litigation
On July 11, 2025, plaintiffs Leo Dorrell and John Dunn filed a putative class action lawsuit in the U.S. District Court for the District of Maryland against all U.S. commercial nuclear power operators, including Duke Energy Corporation (Parent) and Progress Energy. The plaintiffs allege that the nuclear power industry engaged in a conspiracy to suppress compensation by exchanging salary information since 2003, in violation of Section 1 of the Sherman Act. The lawsuit seeks unspecified monetary damages, including treble damages, on behalf of current and former employees in the nuclear power industry, as well as injunctive relief.
On October 15, 2025, all defendants jointly filed an omnibus motion to dismiss all claims in the complaint and Duke Energy also joined a motion filed by several defendants to dismiss for lack of personal jurisdiction. On November 5, 2025, the plaintiffs filed an amended complaint adding Duke Energy Carolinas and Duke Energy Business Services as defendants and including more factual allegations to support their complaint. Although not named as a defendant, Duke Energy Progress is accused of having participated in the alleged conspiracy. In response to the amended complaint, defendants filed an omnibus motion to dismiss on December 19, 2025. The court held oral argument on May 13, 2026, and no ruling has been issued to date.
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
Duke Energy Carolinas has recognized asbestos-related reserves of $377 million at June 30, 2026, and $395 million at December 31, 2025. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2045 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2045 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $556 million at June 30, 2026, and $555 million at December 31, 2025. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages is $9 million as of June 30, 2026, and December 31, 2025, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Six Months Ended June 30, 2026
				Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Florida	Indiana
Unsecured Debt
March 2026(a)	March 2029	3.000%	1,500	1,500	—	—	—
First Mortgage Bonds
March 2026(b)	March 2036	4.950%	500	—	—	—	500
March 2026(c)	April 2076	3.300%	275	—	—	275	—
June 2026(d)	June 2031	4.650%	400	—	400	—	—
June 2026(d)	June 2036	5.150%	1,000	—	1,000	—	—
June 2026(d)	June 2056	5.750%	1,000	—	1,000	—	—
Total issuances			$4,675	$1,500	$2,400	$275	$500
(a)See "Duke Energy (Parent) Convertible Senior Notes" below for additional information.
(b)Proceeds were used to pay down short-term debt and for general company purposes.
(c)Floating interest rate debt. Proceeds were used to pay down short-term debt and for general company purposes.
(d)Proceeds were used to repay $500 million of Duke Energy Carolinas' 364-day term loan facility, pay down short-term debt and for general company purposes and are expected to be used to repay $600 million of maturities due December 2026.
In June 2026, Duke Energy Kentucky priced an aggregate principal amount of $100 million senior unsecured debentures through a private placement offering. The debentures are expected to be issued on September 9, 2026, and will consist of two tranches, $50 million with a coupon of 5.79% maturing September 2033 and $50 million with a coupon of 6.13% maturing September 2038. Proceeds are expected to be used to pay down short-term debt and for general corporate purposes.
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
Duke Energy issued the convertible notes pursuant to an indenture, dated as of March 12, 2026, by and between Duke Energy and The Bank of New York Mellon Trust Company, N.A., as trustee. The terms of the convertible notes include customary fundamental change provisions that require repayment of the notes with interest upon certain events, such as a stockholder-approved plan of liquidation or if Duke Energy's common stock ceases to be listed on the NYSE.
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	June 30, 2026
Unsecured Debt
Duke Energy (Parent)	September 2026	2.650%	1,500
Duke Energy (Parent)	January 2027	4.850%	600
Duke Energy (Parent)(c)	September 2030	4.000%	168
Duke Energy (Parent)(c)	November 2039	4.250%	234
Duke Energy Carolinas Term Loan Facility(a)	March 2027	4.475%	1,000
Duke Energy Progress Term Loan Facility(a)	March 2027	4.475%	300
First Mortgage Bonds
Duke Energy Carolinas	December 2026	2.950%	600
Duke Energy Florida	January 2027	3.200%	650
Duke Energy Progress	March 2027	4.350%	500
Duke Energy Florida(a)(b)	October 2073	3.318%	200
Duke Energy Florida(a)(b)	April 2074	3.318%	173
Duke Energy Florida(a)(b)	April 2076	3.300%	275
Duke Energy Progress(c)	October 2046	3.300%	200
Other(d)			266
Current maturities of long-term debt			$6,666
(a)Floating interest rate debt.
(b)These first mortgage bonds are classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets based on terms of the indentures, which could require repayment in less than 12 months if exercised by the bondholders.
(c)These tax-exempt bonds are classified as Current maturities of long-term debt on the Consolidated Balance Sheets as of June 30, 2026, due to mandatory put options expiring within 12 months. Duke Energy (Parent) and Duke Energy Progress anticipate remarketing the bonds and the securities are expected to be reclassified to Long-Term Debt once successfully remarketed.
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	June 30, 2026
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$10,000	$3,150	$1,650	$1,775	$800	$1,075	$750	$800
Reduction to backstop issuances
Commercial paper(b)	(1,900)	(1,060)	(300)	(279)	(31)	(36)	(150)	(44)
Outstanding letters of credit	(7)	(2)	(4)	(1)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$8,012	$2,088	$1,346	$1,495	$769	$1,039	$519	$756
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
Duke Energy Carolinas and Duke Energy Progress
In March 2026, Duke Energy Carolinas and Duke Energy Progress entered into 364-day term loan facilities with commitments totaling $1.5 billion and $300 million, respectively. During the second quarter of 2026, Duke Energy Carolinas repaid $500 million of borrowings under its facility. As of June 30, 2026, outstanding borrowings of $1 billion and $300 million under the Duke Energy Carolinas and Duke Energy Progress term loan facilities, respectively, were classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The borrowings were used primarily to fund incurred fuel and storm costs, to pay down short-term debt and for general company purposes.
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
7. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.0 billion is allocated $17.4 billion to EU&I and $1.6 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at June 30, 2026, and December 31, 2025. There are no accumulated impairment charges.
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
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at June 30, 2026, and December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$152	$157	$327	$335
Indemnification coverages(b)	13	14	25	27
JDA revenue(c)	16	8	195	90
JDA expense(c)	72	71	238	187
Intercompany natural gas purchases(d)	2	2	4	4
Progress Energy
Corporate governance and shared service expenses(a)	$166	$141	$325	$291
Indemnification coverages(b)	19	16	38	32
JDA revenue(c)	72	71	238	187
JDA expense(c)	16	8	195	90
Intercompany natural gas purchases(d)	17	19	36	38
Duke Energy Progress
Corporate governance and shared service expenses(a)	$102	$81	$194	$167
Indemnification coverages(b)	8	6	16	13
JDA revenue(c)	72	71	238	187
JDA expense(c)	16	8	195	90
Intercompany natural gas purchases(d)	17	19	36	38
Duke Energy Florida
Corporate governance and shared service expenses(a)	$64	$60	$131	$124
Indemnification coverages(b)	11	10	22	19
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$70	$70	$141	$134
Indemnification coverages(b)	2	2	3	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$83	$73	$174	$144
Indemnification coverages(b)	3	3	6	5
Piedmont
Corporate governance and shared service expenses(a)	$31	$36	$63	$67
Indemnification coverages(b)	2	2	3	3
Intercompany natural gas sales(d)	19	21	40	42
Natural gas storage and transportation costs(e)	6	5	11	11
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
June 30, 2026
Intercompany income tax receivable	$—	$—	$15	$—	$—	$—	$—
Intercompany income tax payable	24	76	—	81	21	38	21

December 31, 2025
Intercompany income tax payable	$81	$72	$77	$12	$10	$39	$59
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026, and 2025, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,025	$—	$—	$—	$—	$—	$—
Undesignated contracts	5,327	2,850	2,075	650	1,425	375	27
Total notional amount	$7,352	$2,850	$2,075	$650	$1,425	$375	$27

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,725	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,852	2,175	1,325	650	675	325	27
Total notional amount	$5,577	$2,175	$1,325	$650	$675	$325	$27
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026, and 2025, were not material. Duke Energy’s commodity derivatives designated as hedges include fixed-price energy futures at Duke Energy Ohio.
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

	June 30, 2026
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	28,842	—	—	—	3,768	25,074	—
Natural gas (millions of dekatherms)	792	304	285	285	—	33	170

	December 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	10,615	—	—	—	1,349	9,266	—
Natural gas (millions of dekatherms)	814	307	286	286	—	33	188
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at June 30, 2026.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2026	2025	2026	2025
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(7)	$58	$(19)	$86
	537	5.31%	500	euros	3.85%	June 2034	(6)	49	(16)	72
	815	5.65%	750	euros	3.75%	April 2031	(10)	73	(24)	108
Total notional amount	$1,997		1,850	euros			$(23)	$180	$(59)	$266
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

Derivative Assets	June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$49	$2	$4	$4	$—	$5	$38	$1
Noncurrent	12	4	7	7	—	—	—	—
Total Derivative Assets – Commodity Contracts	$61	$6	$11	$11	$—	$5	$38	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$36	$—	$—	$—	$—	$—	$—	$—
Noncurrent	24	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	38	—	38	33	5	—	—	—
Noncurrent	88	62	23	—	23	—	3	—
Total Derivative Assets – Interest Rate Contracts	$186	$62	$61	$33	$28	$—	$3	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	136	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$136	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$383	$68	$72	$44	$28	$5	$41	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Designated as Hedging Instruments
Current	$1	$—	$—	$—	$—	$1	$—	—
Not Designated as Hedging Instruments
Current	$148	$72	$49	$49	$—	$—	$13	$13
Noncurrent	104	31	28	28	—	—	—	45
Total Derivative Liabilities – Commodity Contracts	$253	$103	$77	$77	$—	$1	$13	$58
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	1	—	1	—	1	—	—	—
Noncurrent	1	1	—	—	—	—	—	—
Total Derivative Liabilities – Interest Rate Contracts	$2	$1	$1	$—	$1	$—	$—	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	28	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$28	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$283	$104	$78	$77	$1	$1	$13	$58

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$28	$9	$7	$7	$—	$—	$11	$—
Noncurrent	28	12	16	16	—	—	—	—
Total Derivative Assets – Commodity Contracts	$56	$21	$23	$23	$—	$—	$11	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	20	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	63	34	29	29	1	—	—	—
Noncurrent	62	46	15	—	14	—	1	—
Total Derivative Assets – Interest Rate Contracts	$170	$80	$44	$29	$15	$—	$1	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	$156	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Foreign Currency Contracts	$156	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$382	$101	$67	$52	$15	$—	$12	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$104	$53	$25	$25	$—	$—	$7	$19
Noncurrent	106	32	21	21	—	—	—	53
Total Derivative Liabilities – Commodity Contracts	$210	$85	$46	$46	$—	$—	$7	$72
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$—	$3	$(4)	$(5)	$1	$—	$2	$—
Noncurrent	7	—	6	6	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$7	$3	$2	$1	$1	$1	$2	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$244	$88	$48	$47	$1	$1	$9	$72
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

Derivative Assets	June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$123	$2	$42	$37	$5	$5	$38	$1
Offset	(6)	(2)	(4)	(4)	—	—	—	—
Net amounts presented in Current Assets: Other	$117	$—	$38	$33	$5	$5	$38	$1
Noncurrent
Gross amounts recognized	$260	$66	$30	$7	$23	$—	$3	$—
Offset	(9)	(4)	(5)	(5)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$251	$62	$25	$2	$23	$—	$3	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$178	$72	$50	$49	$1	$1	$13	$13
Offset	(6)	(2)	(4)	(4)	—	—	—	—
Cash collateral posted	(11)	(1)	—	—	—	(1)	(9)	—
Net amounts presented in Current Liabilities: Other	$161	$69	$46	$45	$1	$—	$4	$13
Noncurrent
Gross amounts recognized	$105	$32	$28	$28	$—	$—	$—	$45
Offset	(9)	(4)	(5)	(5)	—	—	—	—
Cash collateral posted	(1)	(1)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$95	$27	$23	$23	$—	$—	$—	$45

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$116	$43	$36	$36	$1	$—	$11	$—
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Net amounts presented in Current Assets: Other	$100	$34	$29	$29	$1	$—	$11	$—
Noncurrent
Gross amounts recognized	$266	$58	$31	$16	$14	$—	$1	$—
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$244	$47	$20	$5	$14	$—	$1	$—

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$131	$56	$21	$20	$1	$—	$9	$19
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Cash collateral posted	(8)	(1)	—	—	—	—	(7)	—
Net amounts presented in Current Liabilities: Other	$107	$46	$14	$13	$1	$—	$2	$19
Noncurrent
Gross amounts recognized	$113	$32	$27	$27	$—	$1	$—	$53
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Cash collateral posted	(1)	(1)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$90	$20	$16	$16	$—	$1	$—	$53

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	June 30, 2026
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$164	$88	$76	$76
Fair value of collateral already posted	1	1	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$163	$87	$76	$76

	December 31, 2025
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$102	$59	$43	$43
Fair value of collateral already posted	2	2	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	100	57	43	43
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of June 30, 2026, and December 31, 2025.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$223	$—	$—	$175
Equity securities	5,403	22	7,180	6,041	14	8,519
Corporate debt securities	8	20	1,531	17	18	1,056
Municipal bonds	3	8	333	4	13	366
U.S. government bonds	19	37	3,885	31	39	2,487
Other debt securities	2	7	443	3	5	284
Total NDTF Investments	$5,435	$94	$13,595	$6,096	$89	$12,887
Other Investments
Cash and cash equivalents	$—	$—	$205	$—	$—	$53
Equity securities	73	—	155	57	—	139
Corporate debt securities	—	3	78	—	2	75
Municipal bonds	—	1	68	—	1	67
U.S. government bonds	—	5	52	—	4	59
Other debt securities	—	2	49	—	2	45
Total Other Investments	$73	$11	$607	$57	$9	$438
Total Investments	$5,508	$105	$14,202	$6,153	$98	$13,325
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2026, and 2025, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
FV-NI:
Realized gains	$755	$41	$1,557	$167
Realized losses	40	40	164	81
AFS:
Realized gains	18	10	35	20
Realized losses	65	17	81	37
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$96	$—	$—	$92
Equity securities	3,185	13	4,107	3,533	10	4,896
Corporate debt securities	4	16	953	9	15	662
Municipal bonds	—	1	5	—	5	42
U.S. government bonds	10	21	2,301	16	26	1,403
Other debt securities	2	6	309	3	5	242
Total NDTF Investments	$3,201	$57	$7,771	$3,561	$61	$7,337

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2026, and 2025, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
FV-NI:
Realized gains	$438	$22	$886	$104
Realized losses	20	19	94	41
AFS:
Realized gains	9	8	20	15
Realized losses	47	9	56	23
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$127	$—	$—	$83
Equity securities	2,218	9	3,073	2,508	4	3,623
Corporate debt securities	4	4	578	8	3	394
Municipal bonds	3	7	328	4	8	324
U.S. government bonds	9	16	1,584	15	13	1,084
Other debt securities	—	1	134	—	—	42
Total NDTF Investments	$2,234	$37	$5,824	$2,535	$28	$5,550
Other Investments
Cash and cash equivalents	$—	$—	$28	$—	$—	$34
Municipal bonds	—	—	25	—	—	24
Total Other Investments	$—	$—	$53	$—	$—	$58
Total Investments	$2,234	$37	$5,877	$2,535	$28	$5,608
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2026, and 2025, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
FV-NI:
Realized gains	$317	$19	$671	$63
Realized losses	20	21	70	40
AFS:
Realized gains	9	2	15	5
Realized losses	18	8	25	14

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$106	$—	$—	$71
Equity securities	2,075	9	2,920	2,380	4	3,485
Corporate debt securities	4	4	558	8	3	375
Municipal bonds	3	7	328	4	8	324
U.S. government bonds	9	14	1,499	14	10	958
Other debt securities	—	1	130	—	—	41
Total NDTF Investments	$2,091	$35	$5,541	$2,406	$25	$5,254
Other Investments
Cash and cash equivalents	$—	$—	$20	$—	$—	$24
Total Other Investments	$—	$—	$20	$—	$—	$24
Total Investments	$2,091	$35	$5,561	$2,406	$25	$5,278
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2026, and 2025, were as follows.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
FV-NI:
Realized gains	$317	$17	$671	$61
Realized losses	20	21	70	40
AFS:
Realized gains	8	2	14	5
Realized losses	17	7	24	13
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	June 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$21	$—	$—	$12
Equity securities	143	—	153	128	—	138
Corporate debt securities	—	—	20	—	—	19
U.S. government bonds	—	2	85	1	3	126
Other debt securities	—	—	4	—	—	1
Total NDTF Investments(a)	$143	$2	$283	$129	$3	$296
Other Investments
Cash and cash equivalents	$—	$—	$4	$—	$—	$5
Municipal bonds	—	—	25	—	—	24
Total Other Investments	$—	$—	$29	$—	$—	$29
Total Investments	$143	$2	$312	$129	$3	$325
(a)During the six months ended June 30, 2026, and the year ended December 31, 2025, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2026, and 2025, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	June 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$12	$—	$59	$6	$—	$53
Corporate debt securities	—	—	1	—	—	1
Municipal bonds	—	1	26	—	1	25
U.S. government bonds	—	—	2	—	—	3
Total Investments	$12	$1	$88	$6	$1	$82
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and six months ended June 30, 2026, and 2025, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	June 30, 2026
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$125	$29	$93	$56	$37	$3
Due after one through five years	1,762	938	770	743	27	5
Due after five through 10 years	1,444	893	503	485	18	7
Due after 10 years	3,108	1,708	1,283	1,231	52	14
Total	$6,439	$3,568	$2,649	$2,515	$134	$29
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

	June 30, 2026
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$223	$223	$—	$—	$—
NDTF equity securities	7,180	7,150	2	—	28
NDTF debt securities	6,192	2,502	3,690	—	—
Other equity securities	155	155	—	—	—
Other debt securities	247	49	198	—	—
Other cash and cash equivalents	205	205	—	—	—
Derivative assets	383	2	340	41	—
Total assets	14,585	10,286	4,230	41	28
Derivative liabilities	(283)	(13)	(270)	—	—
Net assets	$14,302	$10,273	$3,960	$41	$28

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$175	$175	$—	$—	$—
NDTF equity securities	8,519	8,494	3	—	22
NDTF debt securities	4,193	1,480	2,713	—	—
Other equity securities	139	139	—	—	—
Other debt securities	246	55	191	—	—
Other cash and cash equivalents	53	53	—	—	—
Derivative assets	382	2	371	9	—
Total assets	13,707	10,398	3,278	9	22
Derivative liabilities	(244)	(7)	(237)	—	—
Net assets	$13,463	$10,391	$3,041	$9	$22

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$4	$3	$9	$9
Purchases, sales, issuances and settlements:
Purchases	33	14	33	14
Settlements	3	8	(1)	2
Total gains (losses) included on the Condensed Consolidated Balance Sheets	1	(11)	—	(11)
Balance at end of period	$41	$14	$41	$14
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2026
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$96	$96	$—	$—
NDTF equity securities	4,107	4,077	2	28
NDTF debt securities	3,568	1,444	2,124	—
Derivative assets	68	—	68	—
Total assets	7,839	5,617	2,194	28
Derivative liabilities	(104)	—	(104)	—
Net assets	$7,735	$5,617	$2,090	$28

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$92	$92	$—	$—
NDTF equity securities	4,896	4,871	3	22
NDTF debt securities	2,349	776	1,573	—
Derivative assets	101	—	101	—
Total assets	7,438	5,739	1,677	22
Derivative liabilities	(88)	—	(88)	—
Net assets	$7,350	$5,739	$1,589	$22
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$127	$127	$—	$83	$83	$—
NDTF equity securities	3,073	3,073	—	3,623	3,623	—
NDTF debt securities	2,624	1,058	1,566	1,844	704	1,140
Other debt securities	25	—	25	24	—	24
Other cash and cash equivalents	28	28	—	34	34	—
Derivative assets	72	—	72	67	—	67
Total assets	5,949	4,286	1,663	5,675	4,444	1,231
Derivative liabilities	(78)	—	(78)	(48)	—	(48)
Net assets	$5,871	$4,286	$1,585	$5,627	$4,444	$1,183

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$106	$106	$—	$71	$71	$—
NDTF equity securities	2,920	2,920	—	3,485	3,485	—
NDTF debt securities	2,515	990	1,525	1,698	597	1,101
Other cash and cash equivalents	20	20	—	24	24	—
Derivative assets	44	—	44	52	—	52
Total assets	5,605	4,036	1,569	5,330	4,177	1,153
Derivative liabilities	(77)	—	(77)	(47)	—	(47)
Net assets	$5,528	$4,036	$1,492	$5,283	$4,177	$1,106
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$21	$21	$—	$12	$12	$—
NDTF equity securities	153	153	—	138	138	—
NDTF debt securities	109	68	41	146	107	39
Other debt securities	25	—	25	24	—	24
Other cash and cash equivalents	4	4	—	5	5	—
Derivative assets	28	—	28	15	—	15
Total assets	340	246	94	340	262	78
Derivative liabilities	(1)	—	(1)	(1)	—	(1)
Net assets	$339	$246	$93	$339	$262	$77
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at June 30, 2026, and December 31, 2025.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2026				December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$59	$59	$—	$—	$53	$53	$—	$—
Other debt securities	29	—	29	—	29	—	29	—
Other cash and cash equivalents	—	—	—	—	—	—	—	—
Derivative assets	41	2	3	36	12	2	1	9
Total assets	129	61	32	36	94	55	30	9
Derivative liabilities	(13)	(13)	—	—	(9)	(7)	(2)	—
Net assets	$116	$48	$32	$36	$85	$48	$28	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$4	$2	$9	$8
Purchases, sales, issuances and settlements:
Purchases	31	12	31	12
Settlements	3	9	—	3
Total gains (losses) included on the Condensed Consolidated Balance Sheets	(2)	(10)	(4)	(10)
Balance at end of period	$36	$13	$36	$13
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	June 30, 2026		December 31, 2025
(in millions)	Total Fair Value	Level 2	Total Fair Value	Level 2
Derivative liabilities	$(58)	$(58)	$(72)	$(72)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	June 30, 2026
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$5	RTO auction pricing	FTR price – per MWh	$(4.50)	-	$2.17	$0.26
Duke Energy Indiana
FTRs	36	RTO auction pricing	FTR price – per MWh	(2.47)	-	19.53	1.37
Duke Energy
Total Level 3 derivatives	$41

	December 31, 2025
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Indiana
FTRs	$9	RTO auction pricing	FTR price – per MWh	$(1.00)	–	$14.63	$1.13
Duke Energy
Total Level 3 derivatives	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	June 30, 2026		December 31, 2025
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$88,908	$82,861	$87,212	$79,863
Duke Energy Carolinas	22,185	20,921	18,777	16,764
Progress Energy	27,352	25,779	26,848	24,957
Duke Energy Progress	14,153	12,854	13,896	12,445
Duke Energy Florida	11,552	11,135	11,307	10,720
Duke Energy Ohio	4,377	4,144	4,420	4,151
Duke Energy Indiana	5,700	5,280	5,093	4,646
Piedmont	3,802	3,473	4,251	3,960
(a)Book value of long-term debt includes $879 million and $921 million at June 30, 2026, and December 31, 2025, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both June 30, 2026, and December 31, 2025, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2026, and the year ended December 31, 2025, or is expected to be provided in the future that was not previously contractually required.
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2026	December 31, 2025
Regulatory Assets: Current	63	62
Current Assets: Other	28	34
Other Noncurrent Assets: Regulatory assets	654	682
Current maturities of long-term debt	62	61
Long-Term Debt	679	712
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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	June 30, 2026
	Duke Energy Carolinas			Duke Energy Progress
(in millions)	DECNCSF	DECNCSFII	DECSCSF	DEPNCSF	DEPNCSFII	DEPSCSF

Regulatory Assets: Current	$12	$29	$31	$39	$23	$8
Current Assets: Other	9	27	18	31	22	6
Other Noncurrent Assets: Regulatory assets	173	541	521	564	426	148
Current Maturities of Long-Term Debt	11	12	13	35	9	5
Current Liabilities: Other	2	21	17	7	17	3
Long-Term Debt	182	566	543	594	448	155

	December 31, 2025
	Duke Energy Carolinas			Duke Energy Progress
(in millions)	DECNCSF	DECNCSFII	DECSCSF	DEPNCSF	DEPNCSFII	DEPSCSF
Regulatory Assets: Current	12	29	31	39	23	8
Current Assets: Other	9	3	—	30	3	5
Other Noncurrent Assets: Regulatory assets	179	550	528	583	435	151
Current Maturities of Long-Term Debt	11	2	3	35	1	5
Current Liabilities: Other	2	7	3	7	6	3
Long-Term Debt	188	575	553	611	455	158
Procurement Companies
Duke Energy Florida Purchasing Company, LLC (DEF ProCo) and Duke Energy Indiana Purchasing Company, LLC (DEI ProCo) are wholly owned special purpose subsidiaries and the primary procurement agents for equipment, materials and supplies of Duke Energy Florida (beginning in 2023) and Duke Energy Indiana (beginning in 2026). The ProCos interact with third-party suppliers on Duke Energy Florida’s and Duke Energy Indiana's behalf with credit and risk support provided by Duke Energy Florida and Duke Energy Indiana. Both ProCos are qualified resellers under their respective state's tax laws and convey acquired assets to the utilities through leases on each acquired asset.
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
The following table summarizes the impact of these VIEs on Duke Energy Florida's and Duke Energy Indiana's Consolidated Balance Sheets.

(in millions)	June 30, 2026		December 31, 2025
	DEF ProCo	DEI ProCo	DEF ProCo
Inventory	$631	$382	$669
Property, Plant and Equipment: Cost	3,473	61	2,839
Property, Plant and Equipment: Accumulated depreciation and amortization	(121)	—	(75)
Accounts Payable	251	191	289
NON-CONSOLIDATED VIEs
Natural Gas Investments
Duke Energy has investments in various joint ventures, including transmission pipeline projects. These entities are considered VIEs due to having insufficient equity to finance their own activities without subordinated financial support. Duke Energy does not have the power to direct the activities that most significantly impact the economic performance, the obligation to absorb losses or the right to receive benefits of these VIEs and therefore does not consolidate these entities.
Non-consolidated VIEs are immaterial on the Condensed Consolidated Balance Sheets and the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values.

FINANCIAL STATEMENTS	REVENUE
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
The majority of wholesale revenues are full requirements contracts where the customers purchase the substantial majority of their energy needs and do not have a fixed quantity of contractually required energy or capacity. As such, related forecasted revenues are considered optional purchases. Supplemental requirements contracts that include contracted blocks of energy and capacity at contractually fixed prices have the following estimated remaining performance obligations as of June 30, 2026:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Duke Energy Carolinas	$6	$12	$12	$—	$—	$—	$30
Progress Energy	23	43	13	13	14	29	135
Duke Energy Progress	3	6	6	6	7	14	42
Duke Energy Florida	20	37	7	7	7	15	93
Duke Energy Indiana	2	2	—	—	—	—	4
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
Fixed-capacity payments under long-term contracts for the GU&I segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations as of June 30, 2026, are as follows:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Piedmont	$27	$46	$45	$44	$42	$109	$313
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended June 30, 2026
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,216	$999	$1,642	$705	$937	$246	$328	$—
Commercial	2,096	758	926	445	481	153	259	—
Industrial	863	362	249	181	68	34	215	—
Wholesale	583	150	358	326	32	39	37	—
Other revenues	267	96	235	114	121	16	9	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$7,025	$2,365	$3,410	$1,771	$1,639	$488	$848	$—

Gas Utilities and Infrastructure
Residential	$192	$—	$—	$—	$—	$103	$—	$89
Commercial	117	—	—	—	—	37	—	80
Industrial	33	—	—	—	—	7	—	26
Power Generation	—	—	—	—	—	—	—	5
Other revenues	56	—	—	—	—	8	—	56
Total Gas Utilities and Infrastructure revenue from contracts with customers	$398	$—	$—	$—	$—	$155	$—	$256

Other
Revenue from contracts with customers	$5	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,428	$2,365	$3,410	$1,771	$1,639	$643	$848	$256

Other revenue sources(a)	$164	$51	$60	$29	$27	$22	$13	$32
Total revenues	$7,592	$2,416	$3,470	$1,800	$1,666	$665	$861	$288

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,242	$919	$1,753	$663	$1,089	$253	$316	$—
Commercial	2,053	693	966	426	538	147	245	—
Industrial	850	355	264	179	82	36	196	—
Wholesale	523	132	328	294	33	19	44	—
Other revenues	262	96	221	111	117	18	9	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$6,930	$2,195	$3,532	$1,673	$1,859	$473	$810	$—

Gas Utilities and Infrastructure
Residential	$189	$—	$—	$—	$—	$100	$—	$89
Commercial	136	—	—	—	—	37	—	99
Industrial	41	—	—	—	—	9	—	32
Power Generation	—	—	—	—	—	—	—	23
Other revenues	70	—	—	—	—	8	—	47
Total Gas Utilities and Infrastructure revenue from contracts with customers	$436	$—	$—	$—	$—	$154	$—	$290

Other
Revenue from contracts with customers	$7	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$7,373	$2,195	$3,532	$1,673	$1,859	$627	$810	$290

Other revenue sources(a)	$135	$36	$37	$8	$26	$27	$11	$45
Total revenues	$7,508	$2,231	$3,569	$1,681	$1,885	$654	$821	$335

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2026
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$6,835	$2,159	$3,380	$1,580	$1,800	$548	$748	$—
Commercial	4,126	1,457	1,837	889	948	306	526	—
Industrial	1,690	689	513	367	146	68	419	—
Wholesale	1,453	316	958	851	107	99	80	—
Other revenues	597	435	531	315	216	43	20	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$14,701	$5,056	$7,219	$4,002	$3,217	$1,064	$1,793	$—

Gas Utilities and Infrastructure
Residential	$982	$—	$—	$—	$—	$316	$—	$666
Commercial	491	—	—	—	—	120	—	371
Industrial	95	—	—	—	—	23	—	72
Power Generation	—	—	—	—	—	—	—	14
Other revenues	144	—	—	—	—	12	—	144
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,712	$—	$—	$—	$—	$471	$—	$1,267

Other
Revenue from contracts with customers	$10	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$16,423	$5,056	$7,219	$4,002	$3,217	$1,535	$1,793	$1,267

Other revenue sources(a)	$347	$126	$176	$99	$70	$9	$34	$32
Total operating revenues	$16,770	$5,182	$7,395	$4,101	$3,287	$1,544	$1,827	$1,299

FINANCIAL STATEMENTS	REVENUE

	Six Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$6,645	$2,046	$3,366	$1,483	$1,883	$535	$695	$—
Commercial	3,974	1,394	1,809	841	968	289	478	—
Industrial	1,673	689	528	372	156	69	383	—
Wholesale	1,193	281	770	698	72	41	101	—
Other revenues	498	276	467	274	193	36	8	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$13,983	$4,686	$6,940	$3,668	$3,272	$970	$1,665	$—

Gas Utilities and Infrastructure
Residential	$895	$—	$—	$—	$—	$286	$—	$609
Commercial	458	—	—	—	—	107	—	351
Industrial	96	—	—	—	—	25	—	71
Power Generation	—	—	—	—	—	—	—	47
Other revenues	144	—	—	—	—	14	—	100
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,593	$—	$—	$—	$—	$432	$—	$1,178

Other
Revenue from contracts with customers	$15	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$15,591	$4,686	$6,940	$3,668	$3,272	$1,402	$1,665	$1,178

Other revenue sources(a)	$166	$69	$96	$31	$57	$18	$14	$14
Total operating revenues	$15,757	$4,755	$7,036	$3,699	$3,329	$1,420	$1,679	$1,192
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended June 30, 2025 and 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at March 31, 2025	$201	$64	$67	$42	$25	$46	$17	$7
Write-Offs	(46)	(12)	(14)	(10)	(4)	(8)	(4)	(8)
Credit Loss Expense	31	5	10	3	7	—	6	10
Other Adjustments	9	—	7	7	—	3	(2)	1
Balance at June 30, 2025	$195	$57	$70	$42	$28	$41	$17	$10

Balance at March 31, 2026	$201	$57	$65	$39	$26	$52	$16	$9
Write-Offs	(44)	(13)	(12)	(8)	(4)	(14)	—	(5)
Credit Loss Expense	43	13	14	9	5	9	—	7
Other Adjustments	14	6	6	6	—	—	—	1
Balance at June 30, 2026	$214	$63	$73	$46	$27	$47	$16	$12

	Six Months Ended June 30, 2025 and 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2024	$207	$69	$73	$44	$29	$43	$15	$7
Write-Offs	(75)	(26)	(29)	(18)	(11)	(8)	(4)	(8)
Credit Loss Expense	45	10	18	8	10	1	6	10
Other Adjustments	18	4	8	8	—	5	—	1
Balance at June 30, 2025	$195	$57	$70	$42	$28	$41	$17	$10

Balance at December 31, 2025	$194	$55	$65	$38	$27	$51	$15	$6
Write-Offs	(71)	(20)	(22)	(14)	(8)	(21)	(2)	(6)
Credit Loss Expense	78	23	24	16	8	17	3	11
Other Adjustments	13	5	6	6	—	—	—	1
Balance at June 30, 2026	$214	$63	$73	$46	$27	$47	$16	$12
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net Income available to Duke Energy common stockholders	$1,077	$971	$2,613	$2,336
Less: Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	—	(1)	13	(1)
Less: Impact of participating securities	1	1	3	3
Income from continuing operations available to Duke Energy common stockholders	$1,076	$971	$2,597	$2,334

Weighted average common shares outstanding – basic and diluted	779	777	779	777
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.38	$1.25	$3.33	$3.00
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.065	$1.045	$2.130	$2.090
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$0.719	$0.719
(a)For the three and six months ended June 30, 2026, and 2025, convertible notes were excluded from the calculation of diluted EPS because the effect was antidilutive.
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
The following table shows ATM equity issuances pursuant to forward contracts executed during the six months ended June 30, 2026.

Tranche	Shares Priced	Initial Forward Price
1	1,129,654	$131.82
2	1,164,943	$127.84
3	1,196,311	$124.30
4	1,200,000	$124.72
Total	4,690,908
The following table shows ATM equity issuances pursuant to forward contracts executed during the six months ended June 30, 2025.

Tranche	Shares Priced	Initial Forward Price
1	1,710,979	$116.02
2	1,262,618	$117.94
3	1,264,410	$117.79
Total	4,238,007
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

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$26	$9	$8	$4	$3	$—	$1	$1
Interest cost on projected benefit obligation	78	19	25	10	14	4	6	3
Expected return on plan assets	(143)	(37)	(53)	(23)	(29)	(5)	(9)	(5)
Amortization of actuarial loss	27	7	9	4	4	1	2	1
Amortization of prior service credit	(1)	—	—	—	—	—	—	—
Amortization of settlement charges	7	3	1	2	—	—	1	1
Net periodic pension costs	$(6)	$1	$(10)	$(3)	$(8)	$—	$1	$1

	Three Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$27	$9	$8	$4	$3	$1	$2	$1
Interest cost on projected benefit obligation	82	20	26	12	15	4	6	2
Expected return on plan assets	(149)	(38)	(55)	(25)	(30)	(6)	(10)	(5)
Amortization of actuarial loss	15	3	4	2	2	—	1	1
Amortization of prior service credit	(3)	—	—	—	—	—	(1)	(1)
Amortization of settlement charges	7	3	2	2	—	—	1	1
Net periodic pension costs	$(21)	$(3)	$(15)	$(5)	$(10)	$(1)	$(1)	$(1)

	Six Months Ended June 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$52	$18	$15	$8	$6	$1	$3	$2
Interest cost on projected benefit obligation	156	38	50	21	28	8	12	5
Expected return on plan assets	(285)	(73)	(106)	(46)	(59)	(11)	(19)	(10)
Amortization of actuarial loss	54	13	18	9	9	2	4	3
Amortization of prior service credit	(2)	—	—	—	—	—	—	(1)
Amortization of settlement charges	13	6	3	3	1	—	1	2
Net periodic pension costs	$(12)	$2	$(20)	$(5)	$(15)	$—	$1	$1

	Six Months Ended June 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$54	$18	$15	$9	$6	$1	$3	$2
Interest cost on projected benefit obligation	164	39	52	23	29	8	13	5
Expected return on plan assets	(298)	(76)	(110)	(49)	(60)	(11)	(20)	(10)
Amortization of actuarial loss	30	7	9	4	4	1	2	2
Amortization of prior service credit	(6)	—	—	—	—	—	(1)	(3)
Amortization of settlement charges	13	6	4	3	1	—	1	2
Net periodic pension costs	$(43)	$(6)	$(30)	$(10)	$(20)	$(1)	$(2)	$(2)
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and six months ended June 30, 2026, and 2025.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and six months ended June 30, 2026, and 2025.

FINANCIAL STATEMENTS	INCOME TAXES
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
Corporate Alternative Minimum Tax
On February 18, 2026, the U.S. Treasury Department published Notice 2026-7 providing additional interim guidance on the application of the Corporate Alternative Minimum Tax (CAMT) under the Internal Revenue Code. The notice includes adjustments to the adjusted financial statement income that permit taxpayers to deduct certain tax-deductible repairs with respect to Section 168 property for CAMT purposes, as well as other adjustments related to capitalization differences.
As a result, Duke Energy intends to file amended federal tax returns with additional refund claims of approximately $70 million for tax years 2023 and 2024. Duke Energy also reduced accrued taxes by $80 million related to tax year 2025. These amounts have been recorded to the Duke Energy Condensed Consolidated Balance Sheets as of June 30, 2026, as well as a corresponding $150 million reduction to deferred income tax assets due to lower CAMT credit carryforwards.
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Duke Energy	12.3%	10.6%	15.4%	11.5%
Duke Energy Carolinas	6.5%	7.8%	4.7%	8.5%
Progress Energy	17.1%	15.1%	15.7%	15.9%
Duke Energy Progress	14.7%	12.4%	12.3%	13.6%
Duke Energy Florida	20.4%	19.1%	20.1%	19.4%
Duke Energy Ohio	18.3%	15.8%	18.9%	17.2%
Duke Energy Indiana	13.8%	13.3%	13.9%	12.9%
Piedmont	—%	44.4%	25.0%	19.5%
The increase in the ETR for Duke Energy for the three months ended June 30, 2026, was primarily due to a decrease in the amortization of EDIT and lower state tax expense in the prior year, partially offset by an increase in the amortization of nuclear PTCs.
The increase in the ETR for Duke Energy for the six months ended June 30, 2026, was primarily due to non-deductible goodwill associated with the sale of Piedmont's Tennessee business and a decrease in the amortization of EDIT, partially offset by an increase in the amortization of nuclear PTCs.
The decrease in the ETR for Duke Energy Carolinas for the three and six months ended June 30, 2026, was primarily due to an increase in the amortization of nuclear PTCs, partially offset by a decrease in the amortization of EDIT.
The increase in the ETR for Progress Energy for the three months ended June 30, 2026, was primarily due to a decrease in the amortization of EDIT and lower state tax expense in the prior year, partially offset by an increase in the amortization of nuclear PTCs.
The increase in the ETR for Duke Energy Progress for the three months ended June 30, 2026, was primarily due to a decrease in the amortization of EDIT and lower state tax expense in the prior year, partially offset by an increase in the amortization of nuclear PTCs.
The decrease in the ETR for Duke Energy Progress for the six months ended June 30, 2026, was primarily due to an increase in the amortization of nuclear PTCs, partially offset by a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy Florida for the three months ended June 30, 2026, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy Ohio for the three and six months ended June 30, 2026, was primarily due to a decrease in the amortization of EDIT.
The decrease in the ETR for Piedmont for the three months ended June 30, 2026, was primarily due to a state tax benefit in the prior year in relation to pretax losses.
The increase in the ETR for Piedmont for the six months ended June 30, 2026, was primarily due to higher state tax expense associated with the sale of Piedmont's Tennessee business.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the six months ended June 30, 2026, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2025.
Executive Overview
During the six months ended June 30, 2026, we continued to execute our strategy of investing in infrastructure necessary to support customer growth while maintaining reliability and financial discipline. We completed two strategic transactions that generated approximately $5.3 billion of proceeds to support future infrastructure investments, advanced key regulatory initiatives, including the planned combination of our Carolinas' electric utilities, and maintained reliability as we met continued growth across our service territories. These developments support our long-term capital investment plan and position us to meet the increasing energy needs of our customers while creating long-term value for shareholders.
Executing on Strategic Transactions. Our service territories continue to experience significant growth driven by economic development activity, population growth and increasing customer demand, which are expected to support substantial capital investment opportunities in the coming years. We completed two previously announced strategic transactions that enhance our financial flexibility and support the funding of our long-term capital plan.
On March 3, 2026, we completed the first closing of a minority investment in Florida Progress, the holding company of Duke Energy Florida, by an affiliate of Brookfield Super-Core Infrastructure Partners. The initial investment resulted in the transfer of a 9.19% ownership interest for approximately $2.8 billion in cash proceeds, with additional staged investments anticipated through 2028. On March 31, 2026, following approval by the TPUC, we closed on the sale of Piedmont's Tennessee business to Spire, Inc. and received approximately $2.5 billion in cash proceeds.
The successful execution of these transactions supports our ability to fund the investments required to meet anticipated customer growth while maintaining financial flexibility through disciplined capital allocation. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further information.
Constructive Regulatory Outcomes. During the six months ended June 30, 2026, we continued to advance key regulatory initiatives and the investments necessary to support growth, maintain reliable service and position our business for long-term success. These efforts remain focused on delivering safe and reliable electric and natural gas service, supporting customer affordability and achieving timely recovery of prudent costs.
•Revised base rates became effective during the first quarter of 2026 for Duke Energy Carolinas' and Duke Energy Progress' South Carolina service territories and Duke Energy Kentucky's natural gas business. During 2026, Duke Energy Ohio's electric and natural gas businesses and Piedmont's South Carolina natural gas business filed new base rate applications. In July, we reached settlements in Duke Energy Carolinas' 2025 North Carolina Rate Case and proceedings related to Winter Storm Fern. Our regulatory efforts remain focused on securing the recovery of investments necessary to maintain and strengthen our electric and natural gas systems while continuing to provide reliable service to customers.
•We received CECPCN approval from the PSCSC for a new combined-cycle generating unit in Anderson County, South Carolina, as well as out-of-state certificates for new combustion turbine facilities at Marshall Steam Station and new combined-cycle units in Person County, North Carolina. These projects are expected to play an important role in supporting growing customer demand and maintaining system reliability as we modernize our generation fleet. In May 2026, the PSCSC also issued an order accepting our latest Carolinas systemwide resource plan.
•Our nuclear fleet continues to provide a significant source of reliable, carbon-free and cost-competitive generation. In February 2026, we announced that our nuclear fleet achieved a record systemwide capacity factor in 2025. In April 2026, the NRC issued a subsequent license renewal for Robinson, extending operations through 2050. Also during April, we executed a multi-year agreement to sell up to $3.1 billion of net tax credits through 2029, including nuclear PTCs, in continued support of providing low-cost electricity to our customers.
•The FERC issued an order authorizing the proposed combination of our two electric utilities operating in the Carolinas, finding the transaction consistent with the public interest. The companies also reached comprehensive settlements with intervenors in North Carolina and South Carolina and received approvals from both the NCUC and the PSCSC. The targeted effective date of the combination remains January 1, 2027.
Economic Development. Customer growth across our service territories continues to be driven by population growth, economic development activity and increasing electrification. Demand associated with data center development remains a significant contributor to projected load growth.

MD&A	DUKE ENERGY
We continue to expand our portfolio of data center electric service agreements, increasing contracted capacity while maintaining a disciplined approach to infrastructure investment. These arrangements include financial protections designed to support system reliability, facilitate continued investment and align the costs of serving new large-load customers with the customers driving those investments. As a result, these agreements help mitigate the potential for cost impacts to other customers while supporting continued growth opportunities across our jurisdictions.
These trends continue to support Duke Energy’s long‑term regulated capital plan while supporting reliable service and customer affordability.
Operational Excellence. The safe and reliable operation of our electric generation fleet, transmission and distribution systems and natural gas infrastructure remains fundamental to serving our customers and supporting our financial performance. Operational excellence is particularly important during significant weather events when system reliability and effective service restoration are critical.
In late January 2026, Winter Storm Fern impacted all of our service territories. Sustained subfreezing temperatures drove customer energy usage to record winter peak demand levels across the Carolinas. We implemented storm preparation and response measures, including pre‑positioning crews and equipment, coordinating mutual‑assistance resources and leveraging established restoration processes. These efforts supported continued system reliability and timely restoration activities where service interruptions occurred.
See Notes 4 and 16 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," respectively, along with "Other Matters," for additional information.
Duke Energy Objectives and Beyond. For the remainder of 2026, we remain focused on executing our strategic priorities, including advancing key regulatory initiatives, supporting customer growth and investing in the infrastructure necessary to maintain safe and reliable service. The combination of constructive regulatory outcomes, continued economic development growth, disciplined capital allocation and strong operational execution positions us to support our customers and communities while creating long‑term shareholder value.
Matters Impacting Future Results
The matters discussed herein could materially impact the future operating results, financial condition and cash flows of the Duke Energy Registrants.
Regulatory Matters
Coal Ash Costs
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expands the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities and previously unregulated coal ash sources at regulated facilities. Duke Energy is participating in legal challenges to the 2024 CCR Rule. In April 2026, the EPA proposed to rescind or modify certain aspects of the 2015 CCR Rule, as amended by the 2024 CCR Rule. Duke Energy is evaluating the proposed rule and its potential impact on the Company, which could be material.
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see "Other Matters" and Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters."
EPA Regulations of GHG Emissions
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants. Compliance with EPA Rule 111, if implemented as issued, would have a material impact on the timing, nature and magnitude of future generation investments in our service territories. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. Duke Energy is participating in legal challenges to the final rules. In June 2025, the EPA published a proposed rule to repeal EPA Rule 111 as well as an alternative proposal to repeal a narrower set of requirements. Duke Energy is evaluating these proposals and their potential impacts on the Company. For more information, see "Other Matters."
Supply Chain
The Company continues to monitor the ongoing stability of markets for key materials and supplies, including potential impacts on the prices or availability of goods resulting from global conflicts, geopolitical developments, restrictions on trade involving certain rare earth materials and technologies used in electric utility infrastructure or evolving trade and tariff policies. Public policy developments, including new or revised tariffs or other actions from federal executive orders, federal legislation or other rulemakings, could disrupt or impact Duke Energy's supply chain, future financial results, capital plan or execution on the Company's energy modernization strategy.
Goodwill
The Duke Energy Registrants performed their annual goodwill impairment tests as of August 31, 2025. As of that date, the estimated fair values of all reporting units materially exceeded the carrying values except for the GU&I reporting unit of Duke Energy Ohio. No goodwill impairment charges were recorded in the accompanying Condensed Consolidated Statements of Operations. However, adverse changes in economic conditions, projected future cash flows or peer company equity valuations could reduce the estimated fair value of the GU&I reporting unit below its carrying amount and result in goodwill impairment charges in future periods.

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
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Legal and Regulatory Settlements represent the impact of charges related to legal settlements as well as regulatory settlements related to the Duke Energy Carolinas' North Carolina rate case and establishment of a regulatory liability associated with an energy efficiency program at Duke Energy Carolinas and Duke Energy Progress.
•Asset Sales represent the impact of gains on sale of assets related to Piedmont's Tennessee business and certain renewable natural gas investments.
Discontinued Operations represents the resolution of an outstanding liability related to the Commercial Renewables Disposal Groups.
Three Months Ended June 30, 2026, as compared to June 30, 2025
GAAP reported EPS was $1.38 for the three months ended June 30, 2026, compared to $1.25 for the three months ended June 30, 2025. In addition to the drivers below, GAAP reported EPS includes the impact of charges related to North Carolina rate case settlements for the three months ended June 30, 2026.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $1.43 for the three months ended June 30, 2026, compared to $1.25 for the three months ended June 30, 2025. The increase in adjusted EPS was primarily due to the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions, partially offset by higher depreciation on a growing asset base and interest expense.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Three Months Ended June 30,
	2026		2025
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$1,077	$1.38	$971	$1.25
Adjustments:
Regulatory Settlements(a)	39	0.05	—	—
Discontinued Operations(b)	—	—	1	—
Adjusted Earnings/Adjusted EPS	$1,116	$1.43	$972	$1.25
Note: Total EPS may not foot due to rounding.
(a)Net of $12 million tax benefit. $51 million recorded within Impairments of assets and other charges.
(b)Recorded in Income (Loss) from Discontinued Operations, net of tax.

Six Months Ended June 30, 2026, as compared to June 30, 2025
GAAP Reported EPS was $3.35 for the six months ended June 30, 2026, compared to $3.00 for the six months ended June 30, 2025. In addition to the drivers below, GAAP reported EPS increased primarily due to the gain on sale of Piedmont's Tennessee business, offset by charges related to legal and regulatory settlements.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $3.36 for the six months ended June 30, 2026, compared to $3.00 for the six months ended June 30, 2025. The increase in adjusted EPS was primarily due to the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions, partially offset by higher depreciation on a growing asset base, interest expense and operation and maintenance expense, including storm costs.

MD&A	DUKE ENERGY
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Six Months Ended June 30,
	2026		2025
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$2,613	$3.35	$2,336	$3.00
Adjustments:
Legal and Regulatory Settlements(a)	189	0.24	—	—
Asset Sales(b)	(171)	(0.22)	—	—
Discontinued Operations(c)	(13)	(0.02)	1	—
Adjusted Earnings/Adjusted EPS	$2,618	$3.36	$2,337	$3.00
Note: Total EPS may not foot due to rounding.
(a)Net of $59 million tax benefit. $172 million recorded within Operations, maintenance and other, $51 million recorded within Impairments of assets and other charges and $25 million recorded within Operating Revenues.
(b)    Net of $196 million tax expense, which includes the impact of nondeductible goodwill related to the sale of Piedmont's Tennessee business. $374 million recorded within Gains on Sales of Other Assets and Other, net and $7 million recorded within Property and other taxes.
(c)    Recorded in Income (Loss) from Discontinued Operations, net of tax.
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Operating Revenues	7,175	7,045	$130	$15,053	$14,185	$868
Operating Expenses
Fuel used in electric generation and purchased power	1,933	1,898	35	4,373	4,017	356
Operation, maintenance and other	1,339	1,594	(255)	3,048	3,018	30
Depreciation and amortization	1,514	1,402	112	3,012	2,736	276
Property and other taxes	343	371	(28)	736	749	(13)
Impairment of assets and other charges	49	(1)	50	49	(1)	50
Total operating expenses	5,178	5,264	(86)	11,218	10,519	699
Gains (Losses) on Sales of Other Assets and Other, net	2	8	(6)	7	9	(2)
Operating Income	1,999	1,789	210	3,842	3,675	167
Other Income and Expenses, net	156	163	(7)	292	297	(5)
Interest Expense	602	535	67	1,173	1,065	108
Income Before Income Taxes	1,553	1,417	136	2,961	2,907	54
Income Tax Expense	229	200	29	356	389	(33)
Less: Net Income Attributable to NCI	53	23	30	80	48	32
Segment Income	$1,271	$1,194	$77	$2,525	$2,470	$55

Duke Energy Carolinas GWh sales	22,408	22,168	240	45,988	45,726	262
Duke Energy Progress GWh sales	17,440	17,058	382	35,727	35,243	484
Duke Energy Florida GWh sales	11,742	11,726	16	21,058	20,794	264
Duke Energy Ohio GWh sales	5,830	5,671	159	12,141	11,778	363
Duke Energy Indiana GWh sales	7,022	7,538	(516)	14,982	15,862	(880)
Total Electric Utilities and Infrastructure GWh sales	64,442	64,161	281	129,896	129,403	493
Net proportional MW capacity in operation				55,820	55,216	604
Three Months Ended June 30, 2026, as compared to June 30, 2025
EU&I’s results were primarily driven by higher revenues from rate cases across multiple jurisdictions and higher weather-normal retail sales volumes and lower operation and maintenance expenses, partially offset by higher depreciation expense, impairments and interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $145 million increase in fuel revenues primarily due to net higher fuel rates and volumes in the current year;
•a $117 million increase due to higher pricing from rate cases across jurisdictions;
•an $84 million increase in weather-normal retail sales volumes;
•a $74 million increase in rider revenue primarily due to higher rates for the SPP at Duke Energy Florida and the Distribution Capital Investment Rider at Duke Energy Ohio; and
•a $52 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates at Duke Energy Progress.
Partially offset by:
•a $278 million decrease in storm recovery revenues at Duke Energy Florida; and
•a $20 million decrease in retail sales due to less favorable weather in the current year.
Operating Expenses. The variance was driven primarily by:
•a $255 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida; and
•a $28 million decrease in property and other taxes due to franchise tax refunds, partially offset by a higher base on which property taxes are levied across jurisdictions.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Partially offset by:
•a $112 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions and the impact of new rates implemented by jurisdictional rate cases and the prior year retirement of renewable energy credits at Duke Energy Progress;
•a $50 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate case; and
•a $35 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power costs, partially offset by lower fuel cost recovery and the prior year retirement of renewable energy credits at Duke Energy Progress.
Interest Expense. The increase was primarily due to higher outstanding debt balances across jurisdictions, lower returns on deferred storm cost balances and higher accrued financing costs associated with deferred nuclear PTC liabilities at Duke Energy Carolinas.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income. The ETRs for the three months ended June 30, 2026, and 2025, were 14.7% and 14.1%, respectively.
Net Income Attributable to NCI. The increase was due to the first closing of a minority interest investment in Florida Progress by Brookfield Super-Core Infrastructure Partners.
Six Months Ended June 30, 2026, as compared to June 30, 2025
EU&I’s results were primarily driven by higher revenues from rate cases across multiple jurisdictions and higher weather-normal retail sales volumes, partially offset by higher depreciation and operation and maintenance expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $431 million increase in fuel revenues primarily due to net higher fuel rates and volumes in the current year;
•a $319 million increase due to higher pricing from rate cases across jurisdictions;
•a $117 million increase in weather-normal retail sales volumes;
•an $87 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates at Duke Energy Progress;
•a $79 million increase in rider revenues primarily due to higher rates for the SPP at Duke Energy Florida and Distribution Capital Investment Rider at Duke Energy Ohio; and
•a $50 million increase in other revenues primarily due to higher transmission revenues across jurisdictions.
Partially offset by:
•a $261 million decrease in storm recovery revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $356 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and higher purchased power costs, partially offset by lower fuel cost recovery and the prior year retirement of renewable energy credits at Duke Energy Carolinas and Duke Energy Progress;
•a $276 million increase in depreciation and amortization primarily due to higher depreciable base across jurisdictions, higher depreciation rates driven by rate cases and the prior year retirement of renewable energy credits at Duke Energy Carolinas and Duke Energy Progress;
•a $50 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate case; and
•a $30 million increase in operation, maintenance and other primarily due to increased costs related to a legal settlement, higher storm costs in the current year associated with Winter Storm Fern, higher nuclear outage costs and higher costs related to customer products and services programs at Duke Energy Progress and Duke Energy Carolinas, partially offset by lower storm amortization at Duke Energy Florida.
Interest Expense. The increase was primarily due to higher outstanding debt balances across jurisdictions, lower returns on deferred storm cost balances and higher accrued financing costs associated with deferred nuclear PTC liabilities at Duke Energy Carolinas.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs, partially offset by a decrease in the amortization of EDIT. The ETRs for the six months ended June 30, 2026, and 2025, were 12.0% and 13.4%, respectively. The decrease in the ETR was primarily due to an increase in the amortization of nuclear PTCs, partially offset by a decrease in the amortization of EDIT.
Net Income Attributable to NCI. The increase was due to the first closing of a minority interest investment in Florida Progress by Brookfield Super-Core Infrastructure Partners.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Operating Revenues	$449	$493	$(44)	$1,782	$1,633	$149
Operating Expenses
Cost of natural gas	130	158	(28)	655	532	123
Operation, maintenance and other	127	129	(2)	262	254	8
Depreciation and amortization	110	112	(2)	225	219	6
Property and other taxes	28	41	(13)	85	88	(3)
Total operating expenses	395	440	(45)	1,227	1,093	134
Gains (Losses) on Sales of Other Assets and Other, net	—	—	—	374	—	374
Operating Income	54	53	1	929	540	389
Other Income and Expenses, net	20	14	6	38	32	6
Interest Expense	61	65	(4)	128	130	(2)
Income (Loss) Before Income Taxes	13	2	11	839	442	397
Income Tax Expense (Benefit)	3	(4)	7	297	87	210
Segment Income (Loss)	$10	$6	$4	$542	$355	$187

Piedmont LDC throughput (dekatherms)	132,770,392	125,745,045	7,025,347	316,945,789	307,204,892	9,740,897
Duke Energy Midwest LDC throughput (Mcf)	12,023,233	13,882,749	(1,859,516)	48,925,823	54,338,433	(5,412,610)
Three Months Ended June 30, 2026, as compared to June 30, 2025
GU&I’s results were primarily driven by lower franchise taxes, offset by lower operating results due to the sale of Piedmont's Tennessee business. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $28 million decrease in cost of natural gas revenues primarily due to lower commodity prices; and
•a $24 million decrease due to lower revenues as a result of the sale of Piedmont's Tennessee business.
Partially offset by:
•an $8 million increase due to higher capital riders.
Operating Expenses. The variance was driven primarily by:
•a $28 million decrease in cost of natural gas revenues primarily due to lower commodity prices; and
•a $13 million decrease in property and other taxes primarily due to lower franchise taxes.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to an increase in pretax income and lower state tax expense in the prior year. The ETRs for the three months ended June 30, 2026, and 2025, were 23.1% and (200)%, respectively. The increase in the ETR was primarily due to lower state tax expense in the prior year.
Six Months Ended June 30, 2026, as compared to June 30, 2025
GU&I’s results were primarily driven by the gain on sale of Piedmont's Tennessee business and growth in capital riders. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $123 million increase in cost of natural gas revenues primarily due to higher commodity prices;
•a $24 million increase due to customer growth in North Carolina and South Carolina and the North Carolina Integrity Management Rider (IMR);
•a $14 million increase in Midwest rider revenue; and
•an $11 million increase primarily due to higher pricing from the 2025 Duke Energy Kentucky natural gas rate case.
Partially offset by:
•a $24 million decrease due to lower revenues as a result of the sale of Piedmont's Tennessee business.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $123 million increase in the cost of natural gas primarily due to higher commodity prices.
Gains (Losses) on Sales of Other Assets and Other, net. The increase was primarily due to the sale of Piedmont's Tennessee business, net of allocated goodwill.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to an increase in pretax income and non-deductible goodwill associated with the sale of Piedmont's Tennessee business. The ETRs for the six months ended June 30, 2026, and 2025, were 35.4% and 19.7%, respectively. The increase in the ETR was primarily due to non-deductible goodwill associated with the sale of Piedmont's Tennessee business.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Operating Revenues	$40	$40	$—	$82	$82	$—
Operating Expenses	57	62	(5)	101	144	(43)
Gains (Losses) on Sales of Other Assets and Other, net	7	6	1	12	11	1
Operating Gain (Loss)	(10)	(16)	6	(7)	(51)	44
Other Income and Expenses, net	62	42	20	71	62	9
Interest Expense	313	318	(5)	662	636	26
Loss Before Income Taxes	(261)	(292)	31	(598)	(625)	27
Income Tax Benefit	(72)	(77)	5	(160)	(164)	4
Less: Preferred Dividends	15	13	2	29	27	2
Net Loss	$(204)	$(228)	$24	$(467)	$(488)	$21
Three Months Ended June 30, 2026, as compared to June 30, 2025
Other's results were primarily driven by higher investment returns from favorable market performance.
Other Income and Expenses, net. The increase was primarily driven by higher market returns on investments that fund certain employee benefit obligations and higher yields on captive insurance investments.
Income Tax Benefit. The decrease in the tax benefit was primarily due to a decrease in pretax losses. The ETRs for the three months ended June 30, 2026, and 2025, were 27.6% and 26.4%, respectively. The increase in the ETR was primarily due to favorable tax impacts related to higher investment returns.
Six Months Ended June 30, 2026, as compared to June 30, 2025
Other's results were primarily driven by higher investment returns resulting from favorable market performance and lower Duke Energy Foundation contributions than the prior year, partially offset by higher interest expense.
Operating Expenses. The decrease was primarily due to lower Duke Energy Foundation contributions than the prior year.
Other Income and Expenses, net. The increase was primarily driven by favorable market returns on investments that fund certain employee benefit obligations, higher yields on captive insurance investments and higher money pool interest income, partially offset by lower equity earnings from the NMC investment.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Benefit. The decrease in the tax benefit was primarily due to a decrease in pretax losses. The ETRs for the six months ended June 30, 2026, and 2025, were 26.8% and 26.2%, respectively.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Income (Loss) From Discontinued Operations, net of tax	$—	$(1)	$1	$13	$(1)	$14
Six Months Ended June 30, 2026, as compared to June 30, 2025
The variance was primarily due to the resolution of an outstanding liability related to the Commercial Renewables Disposal Groups.

MD&A	DUKE ENERGY CAROLINAS
DUKE ENERGY CAROLINAS
Results of Operations

	Six Months Ended June 30,
(in millions)	2026	2025	Variance
Operating Revenues	$5,182	$4,755	$427
Operating Expenses
Fuel used in electric generation and purchased power	1,563	1,374	189
Operation, maintenance and other	1,078	984	94
Depreciation and amortization	1,057	914	143
Property and other taxes	197	187	10
Impairment of assets and other charges	27	(1)	28
Total operating expenses	3,922	3,458	464
Gains (Losses) on Sales of Other Assets and Other, net	2	6	(4)
Operating Income	1,262	1,303	(41)
Other Income and Expenses, net	133	122	11
Interest Expense	449	400	49
Income Before Income Taxes	946	1,025	(79)
Income Tax Expense	44	87	(43)
Net Income	$902	$938	$(36)
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential sales	1.2%
Commercial sales	0.8%
Industrial sales	(1.4)%
Wholesale power sales	0.6%
Joint dispatch sales	6.9%
Total sales	0.6%
Average number of customers	1.7%
Six Months Ended June 30, 2026, as compared to June 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $223 million increase in fuel revenues due to higher fuel rates and volumes;
•a $76 million increase in weather-normal retail sales volumes;
•a $59 million increase due to higher pricing, including the nuclear PTC decrement rider, from the impacts of new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case;
•a $37 million increase in rider revenue primarily due to North Carolina storm securitization; and
•a $27 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $189 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power costs, including JDA, and natural gas prices, partially offset by lower fuel cost recovery and the prior year retirement of renewable energy credits;
•a $143 million increase in depreciation and amortization primarily due to higher depreciable base, the prior year retirement of renewable energy credits, and the impact of new rates implemented for the North Carolina MYRP;
•a $94 million increase in operation, maintenance and other primarily due to increased costs related to a legal settlement and higher storm costs in the current year associated with Winter Storm Fern; and
•a $28 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate case.
Other Income and expenses, net. The increase was primarily due to higher AFUDC equity base compared to the prior year, partially offset by higher non-service pension costs.

MD&A	DUKE ENERGY CAROLINAS
Interest Expense. The increase was primarily due to higher outstanding debt balances, lower returns on deferred storm cost balances and higher accrued financing costs associated with deferred nuclear PTC liabilities.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs and a decrease in pretax income, partially offset by a decrease in the amortization of EDIT.
PROGRESS ENERGY
Results of Operations

	Six Months Ended June 30,
(in millions)	2026	2025	Variance
Operating Revenues	$7,395	$7,036	$359
Operating Expenses
Fuel used in electric generation and purchased power	2,305	2,131	174
Operation, maintenance and other	1,438	1,531	(93)
Depreciation and amortization	1,385	1,240	145
Property and other taxes	331	347	(16)
Impairment of assets and other charges	22	—	22
Total operating expenses	5,481	5,249	232
Gains (Losses) on Sales of Other Assets and Other, net	15	12	3
Operating Income	1,929	1,799	130
Other Income and Expenses, net	133	130	3
Interest Expense	590	558	32
Income Before Income Taxes	1,472	1,371	101
Income Tax Expense	231	218	13
Net Income	1,241	1,153	88
Less: Net Income Attributable to NCI	34	—	34
Net Income Attributable to Progress Energy	$1,207	$1,153	$54
Six Months Ended June 30, 2026, as compared to June 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $252 million increase in fuel revenues primarily due to higher fuel rates and volumes;
•a $142 million increase due to higher pricing from the new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case at Duke Energy Progress and Year 2 of the 2024 Duke Energy Florida rate case;
•a $52 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates at Duke Energy Progress;
•a $39 million increase in rider revenues primarily due to higher rates for the SPP at Duke Energy Florida;
•a $37 million increase in other revenues due to higher transmission revenues;
•a $35 million increase in weather-normal retail sales volumes; and
•a $22 million increase in retail sales due to improved weather compared to the prior year.
Partially offset by:
•a $261 million decrease in storm recovery revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $174 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and purchased power costs at Duke Energy Progress and higher fuel costs driven by higher natural gas and coal prices and higher purchased power costs at Duke Energy Florida, partially offset by lower fuel cost recovery and the prior year retirement of renewable energy credits at Duke Energy Progress; and
•a $145 million increase in depreciation and amortization due to higher depreciable base at Duke Energy Progress and Duke Energy Florida and the impacts of new rates implemented for the North Carolina MYRP and the prior year retirement of renewable energy credits at Duke Energy Progress.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $93 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida, partially offset by increased costs in the current year related to a legal settlement, higher storm costs associated with Winter Storm Fern, higher nuclear outage costs, and higher costs related to customer products and services programs at Duke Energy Progress; and
•a $16 million decrease in property and other taxes due to franchise tax refunds received in the current year at Duke Energy Progress.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT, partially offset by an increase in the amortization of nuclear PTCs.
Net Income Attributable to NCI. The increase was due to the first closing of a minority interest investment in Florida Progress by Brookfield Super-Core Infrastructure Partners.
DUKE ENERGY PROGRESS
Results of Operations

	Six Months Ended June 30,
(in millions)	2026	2025	Variance
Operating Revenues	$4,101	$3,699	$402
Operating Expenses
Fuel used in electric generation and purchased power	1,410	1,299	111
Operation, maintenance and other	872	738	134
Depreciation and amortization	782	676	106
Property and other taxes	81	105	(24)
Impairment of assets and other charges	22	—	22
Total operating expenses	3,167	2,818	349
Gains (Losses) on Sales of Other Assets and Other, net	1	—	1
Operating Income	935	881	54
Other Income and Expenses, net	98	87	11
Interest Expense	279	267	12
Income Before Income Taxes	754	701	53
Income Tax Expense	93	95	(2)
Net Income	$661	$606	$55
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2026
Residential sales	1.5%
Commercial sales	1.1%
Industrial sales	(6.7)%
Wholesale power sales	1.8%
Joint dispatch sales	5.4%
Total sales	1.4%
Average number of customers	1.6%
Six Months Ended June 30, 2026, as compared to June 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $194 million increase in fuel revenues due to higher fuel rates and volumes;
•a $93 million increase due to higher pricing from the impacts of new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case;
•a $48 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates;
•an $18 million increase in weather-normal retail sales volumes; and
•an $11 million increase in retail sales due to improved weather compared to the prior year.

MD&A	DUKE ENERGY PROGRESS
Operating Expenses. The variance was driven primarily by:
•a $134 million increase in operation, maintenance and other primarily due to increased costs related to a legal settlement and higher storm costs in the current year associated with Winter Storm Fern, higher nuclear outage costs, and higher costs related to customer products and services programs;
•a $111 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and purchased power costs, including JDA purchases, partially offset by lower fuel cost recovery and the prior year retirement of renewable energy credits;
•a $106 million increase in depreciation and amortization primarily due to higher depreciable base, the impacts of new rates implemented for the North Carolina MYRP and the prior year retirement of renewable energy credits; and
•a $22 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate case. See Note 4, "Regulatory Matters," to the Condensed Consolidated Financial Statements, for further information regarding the Duke Energy Progress 2025 North Carolina Rate Case.
Partially offset by:
•a $24 million decrease in property and other taxes due to franchise tax refunds received in the current year.
Other Income and expenses, net. The increase was primarily due to higher AFUDC equity rate and base compared to the prior year, partially offset by lower intercompany interest income.
Interest Expense. The increase was driven primarily by higher outstanding debt balances.
Income Tax Expense. The decrease in tax expense was primarily due to an increase in the amortization of nuclear PTCs, partially offset by a decrease in the amortization of EDIT and an increase in pretax income.
DUKE ENERGY FLORIDA
Results of Operations

	Six Months Ended June 30,
(in millions)	2026	2025	Variance
Operating Revenues	$3,287	$3,329	$(42)
Operating Expenses
Fuel used in electric generation and purchased power	895	832	63
Operation, maintenance and other	560	786	(226)
Depreciation and amortization	602	564	38
Property and other taxes	250	242	8
Total operating expenses	2,307	2,424	(117)
Gains (Losses) on Sales of Other Assets and Other, net	3	1	2
Operating Income	983	906	77
Other Income and Expenses, net	32	45	(13)
Interest Expense	254	234	20
Income Before Income Taxes	761	717	44
Income Tax Expense	153	139	14
Net Income	$608	$578	$30
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

Increase (Decrease) over prior period	2026
Residential sales	1.1%
Commercial sales	1.4%
Industrial sales	(7.1)%
Wholesale power sales	(4.8)%
Total sales	1.3%
Average number of customers	1.4%
Six Months Ended June 30, 2026, as compared to June 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $261 million decrease in storm recovery revenues.

MD&A	DUKE ENERGY FLORIDA
Partially offset by:
•a $58 million increase in fuel revenues primarily due to higher rates;
•a $49 million increase due to higher pricing from Year 2 of the 2024 Florida rate case;
•a $39 million increase in rider revenues primarily due to higher rates for the SPP;
•a $34 million increase in other revenues primarily due to higher transmission revenues from higher rates;
•a $16 million increase in weather-normal retail sales volumes; and
•an $11 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $226 million decrease in operation, maintenance and other primarily due to lower storm amortization.
Partially offset by:
•a $63 million increase in fuel used in electric generation and purchased power primarily due to higher fuel and purchased power costs driven by weather, partially offset by lower fuel cost recovery; and
•a $38 million increase in depreciation and amortization primarily due to higher depreciable base.
Other Income and Expenses, net. The decrease was primarily due to higher non-service pension costs.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT.
DUKE ENERGY OHIO
Results of Operations

	Six Months Ended June 30,
(in millions)	2026	2025	Variance
Operating Revenues
Regulated electric	$1,070	$985	$85
Regulated natural gas	474	435	39
Nonregulated electric and other	—	—	—
Total operating revenues	1,544	1,420	124
Operating Expenses
Fuel used in electric generation and purchased power	318	310	8
Cost of natural gas	154	136	18
Operation, maintenance and other	274	239	35
Depreciation and amortization	235	233	2
Property and other taxes	225	217	8
Total operating expenses	1,206	1,135	71
Operating Income	338	285	53
Other Income and Expenses, net	10	11	(1)
Interest Expense	105	98	7
Income Before Income Taxes	243	198	45
Income Tax Expense	46	34	12
Net Income	$197	$164	$33

MD&A	DUKE ENERGY OHIO
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2026	2026
Residential sales	1.4%	(12.5)%
Commercial sales	2.3%	(6.8)%
Industrial sales	(2.3)%	(9.5)%
Wholesale electric power sales	154.3%	n/a
Other natural gas sales	n/a	(8.1)%
Total sales	3.1%	(10.0)%
Average number of customers	0.5%	0.3%
Six Months Ended June 30, 2026, as compared to June 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $44 million increase in fuel-related revenues primarily due to higher natural gas costs passed through to customers, partially offset by lower natural gas retail sales volumes;
•a $35 million increase in retail revenue riders primarily due to the Distribution Capital Investment Rider, Base Transmission Rider, Ohio CEP Rider and Pipeline Modernization Mechanism Rider;
•a $33 million increase primarily due to higher pricing from the 2024 Duke Energy Kentucky electric rate case and the 2025 Duke Energy Kentucky natural gas rate case; and
•a $17 million increase in Bulk Power Marketing sales.
Partially offset by:
•a $12 million decrease in Ohio Valley Electric Corporation (OVEC) rider recoveries.
Operating Expenses. The variance was driven primarily by:
•a $35 million increase in operation, maintenance and other primarily due to higher costs associated with environmental remediation and compliance activities and higher bad debt expense; and
•a $26 million increase in fuel expense primarily due to higher retail prices for natural gas and purchased power.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Six Months Ended June 30,
(in millions)	2026	2025	Variance
Operating Revenues	$1,827	$1,679	$148
Operating Expenses
Fuel used in electric generation and purchased power	620	479	141
Operation, maintenance and other	379	387	(8)
Depreciation and amortization	407	414	(7)
Property and other taxes	38	35	3
Total operating expenses	1,444	1,315	129
Operating Income	383	364	19
Other Income and Expenses, net	23	31	(8)
Interest Expense	139	116	23
Income Before Income Taxes	267	279	(12)
Income Tax Expense	37	36	1
Net Income	$230	$243	$(13)

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential sales	(0.2)%
Commercial sales	0.5%
Industrial sales	1.8%
Wholesale power sales	(31.0)%
Total sales	(5.5)%
Average number of customers	1.1%
Six Months Ended June 30, 2026, as compared to June 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $98 million increase primarily due to higher pricing from the 2024 Indiana rate case, net of certain rider revenues moving to base; and
•an $87 million increase in fuel revenues primarily due to higher retail fuel rates.
Partially offset by:
•a $28 million decrease in retail sales due to unfavorable weather compared to prior year; and
•a $24 million decrease in rider revenues.
Operating Expenses. The variance was driven primarily by:
•a $141 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas and coal costs, as well as higher amortization of deferred fuel and Midcontinent Independent System Operator, Inc. costs.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
PIEDMONT
Results of Operations

	Six Months Ended June 30,
(in millions)	2026	2025	Variance
Operating Revenues	$1,299	$1,192	$107
Operating Expenses
Cost of natural gas	501	396	105
Operation, maintenance and other	183	199	(16)
Depreciation and amortization	143	141	2
Property and other taxes	30	37	(7)
Total operating expenses	857	773	84
Gains (Losses) on Sales of Other Assets and Other, net	652	—	652
Operating Income	1,094	419	675
Other Income and Expenses, net	26	25	1
Interest Expense	89	95	(6)
Income Before Income Taxes	1,031	349	682
Income Tax Expense	258	68	190
Net Income	$773	$281	$492

MD&A	PIEDMONT
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential deliveries	(6.7)%
Commercial deliveries	(6.6)%
Industrial deliveries	(6.8)%
Power generation deliveries	9.6%
For resale	(9.9)%
Total throughput deliveries	3.2%
Secondary market volumes	(24.7)%
Average number of customers	(10.9)%
Six Months Ended June 30, 2026, as compared to June 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $105 million increase in cost of natural gas revenues primarily due to higher commodity prices;
•an $8 million increase due to the North Carolina IMR; and
•an $8 million increase due to the South Carolina Rate Stabilization Act.
Partially offset by:
•a $24 million decrease due to lower revenues as a result of the sale of Piedmont's Tennessee business.
Operating Expenses. The variance was driven primarily by:
•a $105 million increase in cost of natural gas due to higher commodity prices.
Partially offset by:
•a $16 million decrease in operations, maintenance and other primarily due to lower expenses as a result of the sale of Piedmont's Tennessee business and lower shared services costs.
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
In March 2026, Duke Energy extended the termination date of its existing $10 billion Master Credit Facility to March 2031. As of June 30, 2026, Duke Energy had $673 million of cash on hand and $8.0 billion available under its Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
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
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Six Months Ended
	June 30,
(in millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$4,272	$5,040
Investing activities	(6,209)	(6,264)
Financing activities	2,424	1,245
Net increase (decrease) in cash, cash equivalents and restricted cash	487	21
Cash, cash equivalents and restricted cash at beginning of period	363	421
Cash, cash equivalents and restricted cash at end of period	$850	$442
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended
	June 30,
(in millions)	2026	2025	Variance
Net income	$2,722	$2,411	$311
Non-cash adjustments to net income	4,107	4,084	23
Payments for asset retirement obligations	(249)	(241)	(8)
Working capital	(1,320)	(1,207)	(113)
Other assets and Other liabilities	(988)	(7)	(981)
Net cash provided by operating activities	$4,272	$5,040	$(768)
The variance is primarily driven by:
•a $981 million decrease in cash inflow due to changes in other assets and liabilities, primarily due to higher deferred fuel and purchased power costs as well as storm restoration costs due to severe winter weather.
Partially offset by:
•a $334 million increase in net income, after adjustment for non-cash items, primarily due to the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions, partially offset by interest expense and operation and maintenance expense, including storm costs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended
	June 30,
(in millions)	2026	2025	Variance
Capital, investment and acquisition expenditures	$(8,240)	$(6,428)	$(1,812)
Proceeds from the sale of Piedmont's Tennessee business	2,501	—	2,501
Proceeds from the sale of Commercial Renewables Disposal Groups	—	559	(559)
Other investing items	(470)	(395)	(75)
Net cash used in investing activities	$(6,209)	$(6,264)	$55
The variance is primarily driven by proceeds received from the sale of Piedmont's Tennessee business, partially offset by higher capital expenditures within the EU&I segment. The variance also reflects the absence of proceeds received in the prior year from the sale of the Commercial Renewables Disposal Groups.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended
	June 30,
(in millions)	2026	2025	Variance
Issuance of long-term debt, net	$1,633	$3,033	$(1,400)
Issuance of common stock	—	14	(14)
Notes payable, commercial paper and other short-term borrowings	(365)	(190)	(175)
Dividends paid	(1,693)	(1,610)	(83)
Contributions from NCI	2,827	—	2,827
Other financing items	22	(2)	24
Net cash provided by financing activities	$2,424	$1,245	$1,179
The variance is primarily due to:
•a $2.8 billion increase in proceeds received from the initial closing of Brookfield Super-Core Infrastructure Partners' minority interest investment in Florida Progress.
Partially offset by:
•a $1.4 billion decrease in proceeds from net issuances of long-term debt, primarily due to the timing of issuances and redemptions; and
•a $175 million decrease in net borrowings from notes payable and commercial paper.
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
On June 17, 2025, the EPA published a proposed rule to repeal EPA Rule 111 based on a finding that fossil fuel-fired power plants “do not contribute significantly to dangerous air pollution” under the meaning of section 111 of the Clean Air Act. The EPA also published an alternative proposal to repeal a narrower set of requirements leaving in place only GHG emission standards for new and reconstructed stationary combustion turbine electric generating units. Comments on the proposed rule were due by August 7, 2025. The Duke Energy Registrants will continue to monitor rule-making developments and actions of the court and will evaluate the impacts of any final rule and other EPA actions, once available.
Coal Combustion Residuals
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expanded the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The 2024 CCR Rule also imposed a subset of the 2015 CCR Rule's requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on previously unregulated coal ash surfaces at regulated facilities (CCR Management Units). Duke Energy, as part of a group of similarly affected electric utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024.
On February 13, 2025, the EPA requested the Court to withhold issuing an opinion and place the case in abeyance to allow time for new EPA leadership to review the issues and the 2024 CCR Rule to determine how they wish to proceed. On that same day, the Court granted EPA’s motion. On December 15, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it reconsiders certain aspects of the 2024 CCR Rule for both Legacy CCR Surface Impoundments and CCR Management Units. On December 16, 2025, the Court granted the EPA’s motion and ordered that the litigation continue to remain in abeyance pending further order of the Court.

MD&A	OTHER MATTERS
On April 13, 2026, the EPA published in the Federal Register a proposed rule titled “Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals from Electric Utilities; Legacy/CCRMU Amendments” under which the EPA proposes numerous amendments to the 2015 CCR Rule, as amended by the 2024 CCR Rule. Among other changes, the EPA is proposing to rescind all CCR Management Unit requirements finalized in the 2024 CCR Rule. In the event the EPA determines not to rescind all such requirements, the EPA is also seeking comments on several potential alternatives that would revise the existing CCR Management Unit regulations, including (i) deferring all CCR Management Unit requirements (other than the requirement to complete facility evaluations) to determinations made by a regulatory authority under a state or federal CCR permit program and (ii) expanding the CCR permit program deferral criteria for certain CCR Management Unit closures to a state or federal permit authority. With respect to Legacy CCR Surface Impoundments, the EPA is proposing (i) to establish an additional pathway for owners and operators of such units to certify closure by removal of the unit under the oversight of a regulatory authority prior to November 8, 2024, and (ii) to expand the CCR permit program deferral criteria for Legacy CCR Surface Impoundments that completed closure under state or federal regulatory authority prior to November 8, 2024, until the CCR permit authority can consider, on a site-specific basis, the need for additional closure measures, if any, to be taken. The Duke Energy Registrants will continue to monitor rule-making developments and actions of the court and will evaluate the impacts of any final rule and other EPA actions, once available. A final rule is anticipated in the fourth quarter of 2026.
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
Carolinas Resource Plan
On October 1, 2025, Duke Energy Carolinas and Duke Energy Progress filed their systemwide 2025 Carolinas Resource Plan (the 2025 Plan) with the NCUC that builds upon the approved dual-state 2023 Carolinas Resource Plan. The 2025 Plan seeks to maximize the value of existing resources, enhance grid flexibility and add new supply-side resources to reliably meet growing energy demands in the most reasonable and cost-effective manner in a period of unprecedented load growth. The evidentiary hearing took place in June 2026 and an order from the NCUC is expected to be issued by December 31, 2026. Information related to the updated systemwide plan was filed with the PSCSC on November 25, 2025, and the PSCSC issued an order accepting the resource plan on May 15, 2026.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, and based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
MTBE Litigation
In December 2017, the State of Maryland (the State) filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks. The State seeks an unspecified amount of monetary damages. MTBE is a gasoline additive intended to increase the oxygen content in gasoline and promote cleaner combustion. The case was removed from Baltimore City Circuit Court to federal district court. In December 2020, the State and the defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants. In November 2025, Duke Energy Merchants entered into a settlement agreement with the State that provided for the payment of an immaterial amount to settle the claims against Duke Energy Merchants. Certain non-settling defendants opposed the settlement, and the court subsequently withdrew its prior dismissal orders. Following a hearing and competing proposed orders, the court referred the matter to a magistrate judge for mediation which occurred on July 29, 2026. The parties continue to engage in discussions regarding potential resolution and the matter remains pending.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025, and the supplemental risk factors included in Exhibit 99.4 to the Current Report on Form 8-K filed by Duke Energy Carolinas with the Securities Exchange Commission on May 29, 2026, which is herein incorporated by reference, and which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
Except as described below, during the three months ended June 30, 2026, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
On May 12, 2026, Bonnie Titone, Executive Vice President and Chief Administrative Officer, adopted a 10b5-1 trading arrangement for the sale of up to 2,900 shares of the Company's common stock between August 12, 2026, and July 30, 2027, or such earlier date such plan is terminated sooner pursuant to the terms specified therein, including but not limited to the execution of all trades specified therein.

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
4.1
One-hundred and thirteenth Supplemental Indenture, dated as of June 5, 2026, by and between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, and forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on June 5, 2026, File No. 1-4928).
X
*10.1**	Duke Energy Corporation 2026 Director Compensation Program Summary	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.1.8	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.								X

EXHIBITS

*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.1.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.								X
*101.INS	XBRL Instance Document (this does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X	X

EXHIBITS

*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X	X
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X	X	X	X	X	X	X	X
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

Date:	August 4, 2026	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2026	/s/ ABIGAIL L. MOTSINGER
Abigail L. Motsinger Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)