Form 10-Q
period 2026-09-30
Duke Energy CORP; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; PIEDMONT NATURAL GAS CO INC; Duke Energy Indiana, LLC; PROGRESS ENERGY INC; DUKE ENERGY PROGRESS, LLC.; DUKE ENERGY FLORIDA, LLC
filed 2026-11-05
CIK 1326160, 20290, 30371, 78460, 81020, 1094093, 17797, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Duke Energy    Corporate Units    DUKU    New York Stock Exchange LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes	☐	No	☒	Duke Energy Florida	Yes	☐	No	☒
Duke Energy Carolinas	Yes	☐	No	☒	Duke Energy Ohio	Yes	☐	No	☒
Progress Energy	Yes	☐	No	☒	Duke Energy Indiana	Yes	☐	No	☒
Duke Energy Progress	Yes	☐	No	☒	Piedmont	Yes	☐	No	☒

Number of shares of common stock outstanding at October 31, 2026:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	779,708,297
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.	N/A
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.	100
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.	N/A
Duke Energy Florida	All of the registrant's limited liability company member interests are owned by a Progress Energy subsidiary that is 90.81% indirectly owned by Duke Energy.	N/A
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.	89,663,086
Duke Energy Indiana	All of the registrant's limited liability company member interests are owned by a Duke Energy subsidiary that is 80.1% indirectly owned by Duke Energy.	N/A
Piedmont	All of the registrant's common stock is directly owned by Duke Energy.	100
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
◦The costs associated with life extension, power uprate projects, fuel-cycle extensions or decommissioning nuclear facilities could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;
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

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Regulated electric	$8,677	$8,106	$23,583	$22,138
Regulated natural gas	358	361	2,073	1,928
Nonregulated electric and other	69	75	218	233
Total operating revenues	9,104	8,542	25,874	24,299
Operating Expenses
Fuel used in electric generation and purchased power	2,738	2,289	7,072	6,266
Cost of natural gas	117	110	772	642
Operation, maintenance and other	1,373	1,762	4,510	4,916
Depreciation and amortization	1,709	1,626	5,098	4,721
Property and other taxes	433	438	1,259	1,281
Impairment of assets and other charges	(2)	—	47	3
Total operating expenses	6,368	6,225	18,758	17,829
Gains (Losses) on Sales of Other Assets and Other, net	11	17	405	37
Operating Income	2,747	2,334	7,521	6,507
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	22	16	39	38
Other income and expenses, net	147	182	483	497
Total other income and expenses	169	198	522	535
Interest Expense	967	902	2,892	2,688
Income From Continuing Operations Before Income Taxes	1,949	1,630	5,151	4,354
Income Tax Expense From Continuing Operations	299	176	792	488
Income From Continuing Operations	1,650	1,454	4,359	3,866
Income (Loss) From Discontinued Operations, net of tax	—	—	13	(1)
Net Income	1,650	1,454	4,372	3,865
Less: Net Income Attributable to NCI	85	33	165	81
Net Income Attributable to Duke Energy Corporation	1,565	1,421	4,207	3,784
Less: Preferred Dividends	14	14	43	41
Net Income Available to Duke Energy Corporation Common Stockholders	$1,551	$1,407	$4,164	$3,743

Earnings Per Share – Basic and Diluted
Income from continuing operations available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.99	$1.81	$5.32	$4.81
Income (loss) from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic and Diluted	$—	$—	$0.02	$—
Net income available to Duke Energy Corporation common stockholders
Basic and Diluted	$1.99	$1.81	$5.34	$4.81
Weighted Average Shares Outstanding
Basic and Diluted	780	778	779	777
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net Income	$1,650	$1,454	$4,372	$3,865
Other Comprehensive Income (Loss), net of tax(a)
Pension and OPEB adjustments	3	1	(9)	1
Net unrealized gains (losses) on cash flow hedges	98	(20)	106	(24)
Reclassification into earnings from cash flow hedges	(2)	(2)	(6)	10
Net unrealized gains (losses) on fair value hedges	—	(6)	20	(41)
Net unrealized gains (losses) on available-for-sale securities	(10)	2	(11)	4
Other Comprehensive Income (Loss), net of tax	89	(25)	100	(50)
Comprehensive Income	1,739	1,429	4,472	3,815
Less: Comprehensive Income Attributable to NCI	85	33	165	81
Comprehensive Income Attributable to Duke Energy	1,654	1,396	4,307	3,734
Less: Preferred Dividends	14	14	43	41
Comprehensive Income Available to Duke Energy Corporation Common Stockholders	$1,640	$1,382	$4,264	$3,693
(a)Net of income tax expense of $27 million and income tax benefit of $7 million for the three months ended September 30, 2026, and 2025 and income tax expense of $30 million and income tax benefit of $15 million for the nine months ended September 30, 2026, and 2025, respectively.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$451	$245
Receivables (net of allowance for doubtful accounts of $213 at 2026 and $194 at 2025)	4,994	4,230
Inventory (includes $1,137 at 2026 and $669 at 2025 related to VIEs)	4,734	4,569
Regulatory assets (includes $205 at 2026 and $204 at 2025 related to VIEs)	2,563	1,934
Assets held for sale	—	109
Other (includes $86 at 2026 and $88 at 2025 related to VIEs)	644	526
Total current assets	13,386	11,613
Property, Plant and Equipment
Cost (includes $6,188 at 2026 and $2,913 at 2025 related to VIEs)	200,880	190,409
Accumulated depreciation and amortization (includes ($164) at 2026 and ($89) at 2025 related to VIEs)	(63,127)	(60,450)
Net property, plant and equipment	137,753	129,959
Other Noncurrent Assets
Goodwill	19,010	19,010
Regulatory assets (includes $2,970 at 2026 and $3,108 at 2025 related to VIEs)	14,355	14,379
Nuclear decommissioning trust funds	13,281	12,889
Operating lease right-of-use assets, net	1,189	1,241
Investments in equity method unconsolidated affiliates	350	330
Assets held for sale	—	2,148
Other	4,539	4,167
Total other noncurrent assets	52,724	54,164
Total Assets	$203,863	$195,736
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $374 at 2026 and $296 at 2025 related to VIEs)	$5,018	$5,223
Notes payable and commercial paper	2,341	2,624
Taxes accrued	1,160	975
Interest accrued	842	922
Current maturities of long-term debt (includes $167 at 2026 and $118 at 2025 related to VIEs)	6,116	7,104
Asset retirement obligations	462	579
Regulatory liabilities	1,365	1,271
Liabilities associated with assets held for sale	—	84
Other	2,341	2,265
Total current liabilities	19,645	21,047
Long-Term Debt (includes $3,136 at 2026 and $3,308 at 2025 related to VIEs)	84,332	80,108
Other Noncurrent Liabilities
Deferred income taxes	13,740	12,377
Asset retirement obligations	8,870	9,046
Regulatory liabilities	15,410	15,682
Operating lease liabilities	991	1,033
Accrued pension and other post-retirement benefit costs	340	396
Investment tax credits	1,019	969
Liabilities associated with assets held for sale	—	170
Other	1,974	1,889
Total other noncurrent liabilities	42,344	41,562
Commitments and Contingencies
Equity
Preferred stock, Series A, $0.001 par value, 40 million depositary shares authorized and outstanding at 2026 and 2025	973	973
Common stock, $0.001 par value, 2 billion shares authorized; 780 million and 778 million shares outstanding at 2026 and 2025	1	1
Additional paid-in capital	47,397	45,614
Retained earnings	6,708	5,056
Accumulated other comprehensive income (loss)	298	198
Total Duke Energy Corporation stockholders' equity	55,377	51,842
Noncontrolling Interests	2,165	1,177
Total equity	57,542	53,019
Total Liabilities and Equity	$203,863	$195,736
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,372	$3,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	5,532	5,744
Equity component of AFUDC	(286)	(236)
Gain on sale of Piedmont's Tennessee business	(368)	—
(Gains) losses on sales of other assets	(37)	(37)
Impairment of assets and other charges	47	3
Deferred income taxes	1,456	940
Equity in (earnings) losses of unconsolidated affiliates	(39)	(38)
Payments for asset retirement obligations	(381)	(374)
(Increase) decrease in
Receivables	(556)	83
Inventory	(151)	15
Other current assets	(259)	(456)
Increase (decrease) in
Accounts payable	(341)	(1,308)
Taxes accrued	205	295
Other current liabilities	(180)	(224)
Other assets	(1,312)	(40)
Other liabilities	187	440
Net cash provided by operating activities	7,889	8,672
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,566)	(9,881)
Purchases of debt and equity securities	(12,816)	(7,096)
Proceeds from sales and maturities of debt and equity securities	12,837	7,200
Proceeds from the sale of Piedmont's Tennessee business	2,501	—
Proceeds from the sale of Commercial Renewables Disposal Groups, net of cash divested	—	559
Other	(780)	(758)
Net cash used in investing activities	(10,824)	(9,976)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	9,554	9,432
Issuance of common stock	—	16
Payments for the redemption of long-term debt	(6,412)	(4,626)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	262	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(390)	(5)
Notes payable and commercial paper	(253)	(819)
Contributions from NCI	2,839	—
Dividends paid	(2,555)	(2,455)
Other	85	79
Net cash provided by financing activities	3,130	1,622
Net increase (decrease) in cash, cash equivalents and restricted cash	195	318
Cash, cash equivalents and restricted cash at beginning of period	363	421
Cash, cash equivalents and restricted cash at end of period	$558	$739
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$2,606	$2,090
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2025 and 2026
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2025	$973	778	$1	$45,573	$4,141	$299	$(15)	$(81)	$50,891	$1,139	$52,030
Net income(b)	—	—	—	—	1,407	—	—	—	1,407	33	1,440
Other comprehensive income (loss)	—	—	—	—	—	(28)	2	1	(25)	—	(25)
Common stock issuances, including dividend reinvestment and employee benefits	—	—	—	20	—	—	—	—	20	—	20
Common stock dividends	—	—	—	—	(831)	—	—	—	(831)	—	(831)
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	—	(1)	1	—	—	—	—	—	—
Balance at September 30, 2025	$973	778	$1	$45,592	$4,718	$271	$(13)	$(80)	$51,462	$1,165	$52,627

Balance at June 30, 2026	$973	780	$1	$47,563	$6,005	$302	$(13)	$(80)	$54,751	$2,112	$56,863
Net income(b)	—	—	—	—	1,551	—	—	—	1,551	85	1,636
Other comprehensive income (loss)	—	—	—	—	—	96	(10)	3	89	—	89
Common stock issuances, including employee benefits	—	—	—	23	—	—	—	—	23	—	23
Purchase contracts(c)	—	—	—	(189)	—	—	—	—	(189)	—	(189)
Common stock dividends	—	—	—	—	(848)	—	—	—	(848)	—	(848)
Contributions from NCI in subsidiaries	—	—	—	—	—	—	—	—	—	12	12
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(44)	(44)
Balance at September 30, 2026	$973	780	$1	$47,397	$6,708	$398	$(23)	$(77)	$55,377	$2,165	$57,542
See Notes to Condensed Consolidated Financial Statements

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2025 and 2026
						Accumulated Other Comprehensive
						Income (Loss)
						Net	Net Unrealized		Total
						Gains	Gains (Losses)		Duke Energy
		Common		Additional		(Losses)	on Available-	Pension and	Corporation
	Preferred	Stock	Common	Paid-in	Retained	on	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Shares	Stock	Capital	Earnings	Hedges(a)	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2024	$973	776	$1	$45,494	$3,431	$326	$(17)	$(81)	$50,127	$1,129	$51,256
Net income(b)	—	—	—	—	3,743	—	—	—	3,743	81	3,824
Other comprehensive income (loss)	—	—	—	—	—	(55)	4	1	(50)	—	(50)
Common stock issuances, including dividend reinvestment and employee benefits	—	2	—	98	—	—	—	—	98	—	98
Common stock dividends	—	—	—	—	(2,460)	—	—	—	(2,460)	—	(2,460)
Sale of Commercial Renewables Disposal Groups(d)	—	—	—	—	—	—	—	—	—	(18)	(18)
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	—	4	—	—	—	4	(6)	(2)
Balance at September 30, 2025	$973	778	$1	$45,592	$4,718	$271	$(13)	$(80)	$51,462	$1,165	$52,627

Balance at December 31, 2025	$973	778	$1	$45,614	$5,056	$278	$(12)	$(68)	$51,842	$1,177	$53,019
Net income(b)	—	—	—	—	4,164	—	—	—	4,164	165	4,329
Other comprehensive income (loss)	—	—	—	—	—	120	(11)	(9)	100	—	100
Common stock issuances, including employee benefits	—	2	—	31	—	—	—	—	31	—	31
Purchase contracts(c)	—	—	—	(189)		—	—	—	(189)	—	(189)
Common stock dividends	—	—	—	—	(2,512)	—	—	—	(2,512)	—	(2,512)
Sale of NCI, net of transaction costs(d)	—	—	—	1,941	—	—	—	—	1,941	824	2,765
Contributions from NCI in subsidiaries	—	—	—	—	—	—	—	—	—	74	74
Distributions to NCI in subsidiaries	—	—	—	—	—	—	—	—	—	(74)	(74)
Other	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2026	$973	780	$1	$47,397	$6,708	$398	$(23)	$(77)	$55,377	$2,165	$57,542
(a)    See Duke Energy Condensed Consolidated Statements of Comprehensive Income for detailed activity related to Cash Flow and Fair Value hedges.
(b)    Net income available to Duke Energy Corporation Common Stockholders reflects preferred dividends.
(c)    See Note 6 for additional information.
(d)    See Note 2 for additional information.

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$3,055	$2,632	$8,237	$7,387
Operating Expenses
Fuel used in electric generation and purchased power	959	706	2,522	2,080
Operation, maintenance and other	507	487	1,585	1,471
Depreciation and amortization	507	488	1,564	1,402
Property and other taxes	100	96	297	283
Impairment of assets and other charges	—	1	27	—
Total operating expenses	2,073	1,778	5,995	5,236
Gains (Losses) on Sales of Other Assets and Other, net	3	—	5	6
Operating Income	985	854	2,247	2,157
Other Income and Expenses, net	84	65	217	187
Interest Expense	217	184	666	584
Income Before Income Taxes	852	735	1,798	1,760
Income Tax Expense	123	51	167	138
Net Income	$729	$684	$1,631	$1,622
Other Comprehensive Income (Loss), net of tax
Net gains (losses) on cash flow hedges	1	1	1	1
Comprehensive Income	$730	$685	$1,632	$1,623
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$22	$3
Receivables (net of allowance for doubtful accounts of $64 at 2026 and $55 at 2025)	1,807	1,347
Receivables from affiliated companies	241	331
Notes receivable from affiliated companies	1,068	69
Inventory	1,510	1,530
Regulatory assets (includes $72 at 2026 and 2025 related to VIEs)	1,174	730
Other (includes $30 at 2026 and $12 at 2025 related to VIEs)	80	75
Total current assets	5,902	4,085
Property, Plant and Equipment
Cost	66,232	62,513
Accumulated depreciation and amortization	(21,353)	(20,658)
Net property, plant and equipment	44,879	41,855
Other Noncurrent Assets
Regulatory assets (includes $1,217 at 2026 and $1,257 at 2025 related to VIEs)	4,722	4,502
Nuclear decommissioning trust funds	7,598	7,338
Operating lease right-of-use assets, net	80	91
Other	1,630	1,304
Total other noncurrent assets	14,030	13,235
Total Assets	$64,811	$59,175
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,497	$1,670
Accounts payable to affiliated companies	349	386
Taxes accrued	335	306
Interest accrued	201	214
Current maturities of long-term debt (includes $50 at 2026 and $16 at 2025 related to VIEs)	1,666	629
Asset retirement obligations	188	245
Regulatory liabilities	612	569
Other (includes $10 at 2026 and $12 at 2025 related to VIEs)	682	621
Total current liabilities	5,530	4,640
Long-Term Debt (includes $1,265 at 2026 and $1,316 at 2025 related to VIEs)	20,214	17,848
Long-Term Debt Payable to Affiliated Companies	300	300
Other Noncurrent Liabilities
Deferred income taxes	4,717	4,191
Asset retirement obligations	3,478	3,597
Regulatory liabilities	8,039	7,609
Operating lease liabilities	72	79
Accrued pension and other post-retirement benefit costs	8	24
Investment tax credits	360	345
Other	721	802
Total other noncurrent liabilities	17,395	16,647
Commitments and Contingencies
Equity
Member's equity	21,376	19,745
Accumulated other comprehensive income (loss)	(4)	(5)
Total equity	21,372	19,740
Total Liabilities and Equity	$64,811	$59,175
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,631	$1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,758	1,603
Equity component of AFUDC	(136)	(102)
(Gains) losses on sales of other assets	(5)	(6)
Impairment of assets and other charges	27	—
Deferred income taxes	737	356
Payments for asset retirement obligations	(147)	(147)
(Increase) decrease in
Receivables	(459)	6
Receivables from affiliated companies	90	(51)
Inventory	20	(9)
Other current assets	(80)	(443)
Increase (decrease) in
Accounts payable	(125)	(438)
Accounts payable to affiliated companies	(37)	269
Taxes accrued	29	(278)
Other current liabilities	(63)	(24)
Other assets	(914)	(37)
Other liabilities	9	23
Net cash provided by operating activities	2,335	2,344
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,427)	(3,159)
Purchases of debt and equity securities	(7,452)	(3,757)
Proceeds from sales and maturities of debt and equity securities	7,452	3,757
Notes receivable from affiliated companies	(999)	65
Other	(300)	(249)
Net cash used in investing activities	(5,726)	(3,343)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,914	1,926
Payments for the redemption of long-term debt	(528)	(1,212)
Notes payable to affiliated companies	—	196
Other	41	122
Net cash provided by financing activities	3,427	1,032
Net increase (decrease) in cash, cash equivalents and restricted cash	36	33
Cash, cash equivalents and restricted cash at beginning of period	22	16
Cash, cash equivalents and restricted cash at end of period	$58	$49
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$924	$796
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2025 and 2026
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at June 30, 2025	$18,776	$(6)	$18,770
Net income	684	—	684
Other comprehensive income (loss)	—	1	1
Other	(1)	—	(1)
Balance at September 30, 2025	$19,459	$(5)	$19,454

Balance at June 30, 2026	$20,647	$(5)	$20,642
Net income	729	—	729
Other comprehensive income (loss)	—	1	1
Balance at September 30, 2026	$21,376	$(4)	$21,372

	Nine Months Ended September 30, 2025 and 2026
		Accumulated Other
		Comprehensive
		Income (Loss)
	Member's	Net Gains (Losses) on	Total
(in millions)	Equity	Cash Flow Hedges	Equity
Balance at December 31, 2024	$17,846	$(6)	$17,840
Net income	1,622	—	1,622
Other comprehensive income (loss)	—	1	1
Other	(9)	—	(9)
Balance at September 30, 2025	$19,459	$(5)	$19,454

Balance at December 31, 2025	$19,745	$(5)	$19,740
Net income	1,631	—	1,631
Other comprehensive income (loss)	—	1	1
Balance at September 30, 2026	$21,376	$(4)	$21,372
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$4,112	$4,074	$11,507	$11,110
Operating Expenses
Fuel used in electric generation and purchased power	1,362	1,175	3,667	3,306
Operation, maintenance and other	636	944	2,074	2,475
Depreciation and amortization	701	670	2,086	1,910
Property and other taxes	193	201	524	548
Impairment of assets and other charges	(2)	(2)	20	(2)
Total operating expenses	2,890	2,988	8,371	8,237
Gains (Losses) on Sales of Other Assets and Other, net	8	7	23	19
Operating Income	1,230	1,093	3,159	2,892
Other Income and Expenses, net	61	79	194	209
Interest Expense	300	272	890	830
Income Before Income Taxes	991	900	2,463	2,271
Income Tax Expense	176	143	407	361
Net Income	815	757	2,056	1,910
Less: Net Income Attributable to NCI	36	—	70	—
Net Income Attributable to Progress Energy, Inc.	$779	$757	$1,986	$1,910

Net Income	$815	$757	$2,056	$1,910
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(1)	—	(1)	(1)
Other Comprehensive Income (Loss), net of tax	(1)	—	(1)	(1)
Comprehensive Income	814	757	2,055	1,909
Less: Comprehensive Income Attributable to NCI	36	—	69	—
Comprehensive Income Attributable to Progress Energy, Inc.	$778	$757	$1,986	$1,909
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$80	$54
Receivables (net of allowance for doubtful accounts of $74 at 2026 and $65 at 2025)	1,916	1,550
Receivables from affiliated companies	106	81
Notes receivable from affiliated companies	327	251
Inventory (includes $735 at 2026 and $669 at 2025 related to VIEs)	2,283	2,210
Regulatory assets (includes $133 at 2026 and $132 at 2025 related to VIEs)	913	753
Other (includes $52 at 2026 and $72 at 2025 related to VIEs)	257	150
Total current assets	5,882	5,049
Property, Plant and Equipment
Cost (includes $5,591 at 2026 and $2,839 at 2025 related to VIEs)	82,720	78,347
Accumulated depreciation and amortization (includes ($144) at 2026 and ($75) at 2025 related to VIEs)	(26,838)	(25,425)
Net property, plant and equipment	55,882	52,922
Other Noncurrent Assets
Goodwill	3,655	3,655
Regulatory assets (includes $1,753 at 2026 and $1,851 at 2025 related to VIEs)	6,461	6,650
Nuclear decommissioning trust funds	5,683	5,550
Operating lease right-of-use assets, net	526	607
Other	1,494	1,405
Total other noncurrent assets	17,819	17,867
Total Assets	$79,583	$75,838
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $210 at 2026 and $289 at 2025 related to VIEs)	$1,553	$1,679
Accounts payable to affiliated companies	520	571
Notes payable to affiliated companies	373	—
Taxes accrued	389	222
Interest accrued	262	256
Current maturities of long-term debt (includes $117 at 2026 and $102 at 2025 related to VIEs)	2,259	722
Asset retirement obligations	160	196
Regulatory liabilities	435	350
Other	841	758
Total current liabilities	6,792	4,754
Long-Term Debt (includes $1,818 at 2026 and $1,936 at 2025 related to VIEs)	25,916	25,976
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	6,348	5,576
Asset retirement obligations	4,136	4,290
Regulatory liabilities	5,047	5,601
Operating lease liabilities	486	552
Accrued pension and other post-retirement benefit costs	231	247
Investment tax credits	474	434
Other	581	491
Total other noncurrent liabilities	17,303	17,191
Commitments and Contingencies
Equity
Common Stock, $0.01 par value, 100 shares authorized and outstanding at 2026 and 2025	—	—
Additional paid-in capital	14,342	12,278
Retained earnings	14,222	15,499
Accumulated other comprehensive income (loss)	(10)	(10)
Total Progress Energy, Inc. stockholders' equity	28,554	27,767
Noncontrolling Interests	868	—
Total equity	29,422	27,767
Total Liabilities and Equity	$79,583	$75,838
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,056	$1,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,337	2,739
Equity component of AFUDC	(101)	(84)
(Gains) losses on sales of other assets	(23)	(19)
Impairment of assets and other charges	20	(2)
Deferred income taxes	792	231
Payments for asset retirement obligations	(178)	(155)
(Increase) decrease in
Receivables	(333)	(102)
Receivables from affiliated companies	(25)	(67)
Inventory	(64)	(53)
Other current assets	(214)	14
Increase (decrease) in
Accounts payable	(61)	(823)
Accounts payable to affiliated companies	(51)	137
Taxes accrued	185	179
Other current liabilities	33	(84)
Other assets	(411)	(29)
Other liabilities	43	70
Net cash provided by operating activities	4,005	3,862
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,174)	(4,320)
Purchases of debt and equity securities	(5,177)	(3,219)
Proceeds from sales and maturities of debt and equity securities	5,213	3,254
Notes receivable from affiliated companies	(76)	(435)
Other	(287)	(328)
Net cash used in investing activities	(5,501)	(5,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,566	3,328
Payments for the redemption of long-term debt	(165)	(1,761)
Notes payable to affiliated companies	373	(795)
Contributions from NCI	2,794	—
Contributions from parent	123	400
Dividends to parent	(3,263)	—
Other	74	(12)
Net cash provided by financing activities	1,502	1,160
Net increase (decrease) in cash, cash equivalents and restricted cash	6	(26)
Cash, cash equivalents and restricted cash at beginning of period	139	160
Cash, cash equivalents and restricted cash at end of period	$145	$134
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$1,037	$898
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2025 and 2026
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at June 30, 2025	$12,187	$14,237	$(1)	$(6)	$(4)	$26,413	$—	$26,413
Net income	—	757	—	—	—	757	—	757
Contributions from parent	100	—	—	—	—	100	—	100
Distributions to parent	(9)	—	—	—	—	(9)	—	(9)
Balance at September 30, 2025	$12,278	$14,994	$(1)	$(6)	$(4)	$27,261	$—	$27,261

Balance at June 30, 2026	$14,219	$13,909	$(1)	$(4)	$(4)	$28,119	$857	$28,976
Net income	—	779	—	—	—	779	36	815
Other comprehensive income (loss)	—	—	—	(1)	—	(1)	—	(1)
Contributions from parent	123	—	—	—	—	123	—	123
Dividends to parent	—	(466)	—	—	—	(466)	—	(466)
Contributions from NCI in subsidiaries	—	—	—	—	—	—	12	12
Distributions to NCI in subsidiaries	—	—	—	—	—	—	(37)	(37)
Balance at September 30, 2026	$14,342	$14,222	$(1)	$(5)	$(4)	$28,554	$868	$29,422

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2025 and 2026
			Accumulated Other Comprehensive Income (Loss)
			Net Gains	Net Unrealized		Total Progress
	Additional		(Losses) on	Gains (Losses) on	Pension and	Energy, Inc.
	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interest	Equity
Balance at December 31, 2024	$11,830	$13,086	$(1)	$(5)	$(4)	$24,906	$—	$24,906
Net income	—	1,910	—	—	—	1,910	—	1,910
Other comprehensive income (loss)	—	—	—	(1)	—	(1)	—	(1)
Contributions from parent	400	—	—	—	—	400	—	400
Distributions to parent	(9)	—	—	—	—	(9)	—	(9)
Equitization of certain intercompany balances with affiliates	57	(2)	—	—	—	55	—	55
Balance at September 30, 2025	$12,278	$14,994	$(1)	$(6)	$(4)	$27,261	$—	$27,261

Balance at December 31, 2025	$12,278	$15,499	$(1)	$(5)	$(4)	$27,767	$—	$27,767
Net income	—	1,986	—	—	—	1,986	70	2,056
Other comprehensive income (loss)	—	—	—	—	—	—	(1)	(1)
Contributions from parent	123	—	—	—	—	123	—	123
Dividends to parent	—	(3,263)	—	—	—	(3,263)	—	(3,263)
Sale of noncontrolling interest(a)	1,941	—	—	—	—	1,941	824	2,765
Contributions from NCI in subsidiaries	—	—	—	—	—	—	29	29
Distributions to NCI in subsidiaries	—	—	—	—	—	—	(54)	(54)
Balance at September 30, 2026	$14,342	$14,222	$(1)	$(5)	$(4)	$28,554	$868	$29,422
(a)Relates to the sale of a noncontrolling interest in Florida Progress, LLC, net of transaction costs. See Note 2 for additional discussion of the transaction.
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$2,242	$1,913	$6,343	$5,612
Operating Expenses
Fuel used in electric generation and purchased power	844	629	2,254	1,928
Operation, maintenance and other	386	362	1,258	1,100
Depreciation and amortization	361	373	1,143	1,049
Property and other taxes	53	54	134	159
Impairment of assets and other charges	(2)	(2)	20	(2)
Total operating expenses	1,642	1,416	4,809	4,234
Gains (Losses) on Sales of Other Assets and Other, net	—	1	1	1
Operating Income	600	498	1,535	1,379
Other Income and Expenses, net	41	55	139	142
Interest Expense	135	125	414	392
Income Before Income Taxes	506	428	1,260	1,129
Income Tax Expense	98	56	191	151
Net Income and Comprehensive Income	$408	$372	$1,069	$978

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$37	$16
Receivables (net of allowance for doubtful accounts of $45 at 2026 and $38 at 2025)	1,179	952
Receivables from affiliated companies	43	104
Notes receivable from affiliated companies	478	186
Inventory	1,341	1,363
Regulatory assets (includes $70 at 2026 and 2025 related to VIEs)	742	652
Other (includes $37 at 2026 and $38 at 2025 related to VIEs)	152	95
Total current assets	3,972	3,368
Property, Plant and Equipment
Cost	47,641	45,175
Accumulated depreciation and amortization	(17,757)	(16,980)
Net property, plant and equipment	29,884	28,195
Other Noncurrent Assets
Regulatory assets (includes $1,121 at 2026 and $1,169 at 2025 related to VIEs)	4,324	4,543
Nuclear decommissioning trust funds	5,413	5,254
Operating lease right-of-use assets, net	345	386
Other	764	781
Total other noncurrent assets	10,846	10,964
Total Assets	$44,702	$42,527
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$929	$886
Accounts payable to affiliated companies	383	398
Taxes accrued	169	167
Interest accrued	91	145
Current maturities of long-term debt (includes $55 at 2026 and $41 at 2025 related to VIEs)	902	285
Asset retirement obligations	159	194
Regulatory liabilities	346	274
Other (includes $10 at 2026 and $16 at 2025 related to VIEs)	476	370
Total current liabilities	3,455	2,719
Long-Term Debt (includes $1,169 at 2026 and $1,224 at 2025 related to VIEs)	14,064	13,461
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	3,076	2,642
Asset retirement obligations	3,974	4,095
Regulatory liabilities	4,170	4,807
Operating lease liabilities	344	384
Accrued pension and other post-retirement benefit costs	130	139
Investment tax credits	226	194
Other	434	326
Total other noncurrent liabilities	12,354	12,587
Commitments and Contingencies
Equity
Member's Equity	14,679	13,610
Total Liabilities and Equity	$44,702	$42,527

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,069	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,294	1,197
Equity component of AFUDC	(90)	(70)
Impairment of assets and other charges	20	(2)
Deferred income taxes	456	315
Payments for asset retirement obligations	(141)	(127)
(Increase) decrease in
Receivables	(219)	121
Receivables from affiliated companies	61	(23)
Inventory	24	(38)
Other current assets	(102)	(223)
Increase (decrease) in
Accounts payable	(58)	(56)
Accounts payable to affiliated companies	(15)	199
Taxes accrued	3	(236)
Other current liabilities	78	(80)
Other assets	(331)	23
Other liabilities	66	92
Net cash provided by operating activities	2,115	2,070
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,982)	(2,372)
Purchases of debt and equity securities	(4,985)	(3,053)
Proceeds from sales and maturities of debt and equity securities	4,985	3,052
Notes receivable from affiliated companies	(292)	(628)
Other	(159)	(138)
Net cash used in investing activities	(3,433)	(3,139)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,291	2,615
Payments for the redemption of long-term debt	(80)	(1,228)
Notes payable to affiliated companies	—	(611)
Contributions from parent	—	300
Other	127	(1)
Net cash provided by financing activities	1,338	1,075
Net increase (decrease) in cash, cash equivalents and restricted cash	20	6
Cash, cash equivalents and restricted cash at beginning of period	61	69
Cash, cash equivalents and restricted cash at end of period	$81	$75
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$657	$438
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2025 and 2026
(in millions)	Member's Equity
Balance at June 30, 2025	$12,934
Net income	372
Balance at September 30, 2025	$13,306

Balance at June 30, 2026	$14,271
Net income	408
Balance at September 30, 2026	$14,679

Nine Months Ended
September 30, 2025 and 2026
(in millions)	Member's Equity
Balance at December 31, 2024	$11,971
Net income	978
Contribution from parent	300
Equitization of certain intercompany balances with affiliates	57
Balance at September 30, 2025	$13,306

Balance at December 31, 2025	$13,610
Net income	1,069
Balance at September 30, 2026	$14,679

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$1,867	$2,157	$5,154	$5,486
Operating Expenses
Fuel used in electric generation and purchased power	518	546	1,413	1,378
Operation, maintenance and other	247	579	807	1,365
Depreciation and amortization	341	297	943	861
Property and other taxes	140	147	390	389
Total operating expenses	1,246	1,569	3,553	3,993
Gains (Losses) on Sales of Other Assets and Other, net	2	1	5	2
Operating Income	623	589	1,606	1,495
Other Income and Expenses, net	19	22	51	67
Interest Expense	135	118	389	352
Income Before Income Taxes	507	493	1,268	1,210
Income Tax Expense	87	96	240	235
Net Income	$420	$397	$1,028	$975
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(1)	—	(1)	(1)
Other Comprehensive Income (Loss), net of tax	$(1)	$—	$(1)	$(1)
Comprehensive Income	$419	$397	$1,027	$974
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$21	$21
Receivables (net of allowance for doubtful accounts of $29 at 2026 and $27 at 2025)	735	594
Receivables from affiliated companies	67	68
Notes receivable from affiliated companies	—	65
Inventory (includes $735 at 2026 and $669 at 2025 related to VIEs)	942	847
Regulatory assets (includes $63 at 2026 and $62 at 2025 related to VIEs)	171	102
Other (includes $15 at 2026 and $34 at 2025 related to VIEs)	107	52
Total current assets	2,043	1,749
Property, Plant and Equipment
Cost (includes $5,591 at 2026 and $2,839 at 2025 related to VIEs)	35,066	33,160
Accumulated depreciation and amortization (includes ($144) at 2026 and ($75) at 2025 related to VIEs)	(9,074)	(8,437)
Net property, plant and equipment	25,992	24,723
Other Noncurrent Assets
Regulatory assets (includes $632 at 2026 and $682 at 2025 related to VIEs)	2,137	2,106
Nuclear decommissioning trust funds	271	296
Operating lease right-of-use assets, net	181	221
Other	674	561
Total other noncurrent assets	3,263	3,184
Total Assets	$31,298	$29,656
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $210 at 2026 and $289 at 2025 related to VIEs)	$623	$792
Accounts payable to affiliated companies	112	171
Notes payable to affiliated companies	523	—
Taxes accrued	222	69
Interest accrued	143	87
Current maturities of long-term debt (includes $62 at 2026 and $61 at 2025 related to VIEs)	1,357	437
Asset retirement obligations	1	2
Regulatory liabilities	89	76
Other	359	375
Total current liabilities	3,429	2,009
Long-Term Debt (includes $649 at 2026 and $712 at 2025 related to VIEs)	10,207	10,870
Other Noncurrent Liabilities
Deferred income taxes	3,336	3,005
Asset retirement obligations	162	195
Regulatory liabilities	876	794
Operating lease liabilities	142	168
Accrued pension and other post-retirement benefit costs	81	88
Investment tax credits	248	240
Other	146	165
Total other noncurrent liabilities	4,991	4,655
Commitments and Contingencies
Equity
Member's equity	12,677	12,127
Accumulated other comprehensive income (loss)	(6)	(5)
Total equity	12,671	12,122
Total Liabilities and Equity	$31,298	$29,656
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,028	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,041	1,541
Equity component of AFUDC	(11)	(14)
(Gains) losses on sales of other assets	(5)	(2)
Deferred income taxes	329	(114)
Payments for asset retirement obligations	(36)	(28)
(Increase) decrease in
Receivables	(114)	(223)
Receivables from affiliated companies	1	(55)
Inventory	(88)	(15)
Other current assets	(120)	299
Increase (decrease) in
Accounts payable	(4)	(766)
Accounts payable to affiliated companies	(59)	36
Taxes accrued	171	364
Other current liabilities	(43)	(4)
Other assets	(102)	(57)
Other liabilities	(24)	(6)
Net cash provided by operating activities	1,964	1,931
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,191)	(1,948)
Purchases of debt and equity securities	(192)	(166)
Proceeds from sales and maturities of debt and equity securities	228	202
Notes receivable from affiliated companies	65	—
Other	(128)	(191)
Net cash used in investing activities	(2,218)	(2,103)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	274	713
Payments for the redemption of long-term debt	(85)	(533)
Notes payable to affiliated companies	523	10
Contributions from parent	390	138
Distributions to parent	(868)	(188)
Other	—	(1)
Net cash provided by financing activities	234	139
Net increase (decrease) in cash, cash equivalents and restricted cash	(20)	(33)
Cash, cash equivalents and restricted cash at beginning of period	62	75
Cash, cash equivalents and restricted cash at end of period	$42	$42
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$380	$461
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2025 and 2026
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at June 30, 2025	$11,562	$(6)	$11,556
Net income	397	—	397
Distributions to parent	(188)	—	(188)
Contributions from parent	138	—	138
Balance at September 30, 2025	$11,909	$(6)	$11,903

Balance at June 30, 2026	$12,598	$(5)	$12,593
Net income	420	—	420
Other comprehensive income (loss)	—	(1)	(1)
Distributions to parent	(502)	—	(502)
Contributions from parent	161	—	161
Balance at September 30, 2026	$12,677	$(6)	$12,671

	Nine Months Ended September 30, 2025 and 2026
		Accumulated
		Other
		Comprehensive
		Income (Loss)
		Net Unrealized
		Gains (Losses) on
	Member's	Available-for-Sale	Total
(in millions)	Equity	Securities	Equity
Balance at December 31, 2024	$10,986	$(5)	$10,981
Net income	975	—	975
Other comprehensive income (loss)	—	(1)	(1)
Distributions to parent	(188)	—	(188)
Contributions from parent	138	—	138
Other	(2)	—	(2)
Balance at September 30, 2025	$11,909	$(6)	$11,903

Balance at December 31, 2025	$12,127	$(5)	$12,122
Net income	1,028	—	1,028
Other comprehensive income (loss)	—	(1)	(1)
Distributions to parent	(868)	—	(868)
Contributions from parent	390	—	390
Balance at September 30, 2026	$12,677	$(6)	$12,671
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues
Regulated electric	$591	$561	$1,661	$1,546
Regulated natural gas	127	118	601	553
Total operating revenues	718	679	2,262	2,099
Operating Expenses
Fuel used in electric generation and purchased power	178	175	496	485
Cost of natural gas	15	12	169	148
Operation, maintenance and other	140	127	414	366
Depreciation and amortization	120	120	355	353
Property and other taxes	116	109	341	326
Total operating expenses	569	543	1,775	1,678
Gains (Losses) on Sales of Other Assets and Other, net	2	—	2	—
Operating Income	151	136	489	421
Other Income and Expenses, net	4	7	14	18
Interest Expense	54	52	159	150
Income Before Income Taxes	101	91	344	289
Income Tax Expense	17	13	63	47
Net Income and Comprehensive Income	$84	$78	$281	$242
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$13	$18
Receivables (net of allowance for doubtful accounts of $47 at 2026 and $51 at 2025)	457	473
Receivables from affiliated companies	29	12
Notes receivable from affiliated companies	—	111
Inventory	242	187
Regulatory assets	120	86
Other	35	37
Total current assets	896	924
Property, Plant and Equipment
Cost	15,113	14,627
Accumulated depreciation and amortization	(3,916)	(3,812)
Net property, plant and equipment	11,197	10,815
Other Noncurrent Assets
Goodwill	920	920
Regulatory assets	692	686
Operating lease right-of-use assets, net	5	5
Other	126	96
Total other noncurrent assets	1,743	1,707
Total Assets	$13,836	$13,446
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$383	$333
Accounts payable to affiliated companies	69	91
Notes payable to affiliated companies	122	13
Taxes accrued	327	377
Interest accrued	56	51
Current maturities of long-term debt	77	45
Asset retirement obligations	6	6
Regulatory liabilities	89	57
Other	112	77
Total current liabilities	1,241	1,050
Long-Term Debt	4,376	4,350
Long-Term Debt Payable to Affiliated Companies	25	25
Other Noncurrent Liabilities
Deferred income taxes	1,417	1,341
Asset retirement obligations	157	129
Regulatory liabilities	451	470
Operating lease liabilities	4	5
Accrued pension and other post-retirement benefit costs	89	88
Other	97	90
Total other noncurrent liabilities	2,215	2,123
Commitments and Contingencies
Equity
Common Stock, $8.50 par value, 120 million shares authorized; 90 million shares outstanding at 2026 and 2025	762	762
Additional paid-in capital	3,219	3,219
Retained earnings	1,998	1,917
Total equity	5,979	5,898
Total Liabilities and Equity	$13,836	$13,446
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	356
Equity component of AFUDC	(11)	(12)
Deferred income taxes	55	(14)
Payments for asset retirement obligations	(4)	(4)
(Increase) decrease in
Receivables	17	15
Receivables from affiliated companies	(17)	—
Inventory	(55)	1
Other current assets	(33)	37
Increase (decrease) in
Accounts payable	34	(24)
Accounts payable to affiliated companies	(22)	21
Taxes accrued	(50)	(57)
Other current liabilities	67	56
Other assets	(25)	(29)
Other liabilities	6	32
Net cash provided by operating activities	602	620
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(619)	(709)
Notes receivable from affiliated companies	111	(139)
Other	(62)	(65)
Net cash used in investing activities	(570)	(913)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99	496
Payments for the redemption of long-term debt	(45)	(150)
Notes payable to affiliated companies	110	(162)
Contributions from parent	—	100
Dividends to parent	(200)	—
Other	(1)	(1)
Net cash (used in) provided by financing activities	(37)	283
Net increase (decrease) in cash and cash equivalents	(5)	(10)
Cash and cash equivalents at beginning of period	18	24
Cash and cash equivalents at end of period	$13	$14
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$111	$87

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2025 and 2026
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at June 30, 2025	$762	$3,119	$1,743	$5,624
Net income	—	—	78	78
Contributions from parent	—	100	—	100
Balance at September 30, 2025	$762	$3,219	$1,821	$5,802

Balance at June 30, 2026	$762	$3,219	$2,114	$6,095
Net income	—	—	84	84
Dividends to parent	—	—	(200)	(200)
Balance at September 30, 2026	$762	$3,219	$1,998	$5,979

	Nine Months Ended September 30, 2025 and 2026
		Additional
	Common	Paid-in	Retained	Total
(in millions)	Stock	Capital	Earnings	Equity
Balance at December 31, 2024	$762	$3,118	$1,579	$5,459
Net income	—	—	242	242
Contributions from parent	—	100	—	100
Other	—	1	—	1
Balance at September 30, 2025	$762	$3,219	$1,821	$5,802

Balance at December 31, 2025	$762	$3,219	$1,917	$5,898
Net income	—	—	281	281
Dividends to parent	—	—	(200)	(200)
Balance at September 30, 2026	$762	$3,219	$1,998	$5,979
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues	$1,108	$992	$2,935	$2,671
Operating Expenses
Fuel used in electric generation and purchased power	380	324	1,000	803
Operation, maintenance and other	136	214	515	601
Depreciation and amortization	224	203	631	617
Property and other taxes	10	9	48	44
Total operating expenses	750	750	2,194	2,065
Operating Income	358	242	741	606
Other Income and Expenses, net	10	15	33	46
Interest Expense	81	66	220	182
Income Before Income Taxes	287	191	554	470
Income Tax Expense	38	24	75	60
Net Income and Comprehensive Income	$249	$167	$479	$410

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$16	$12
Receivables (net of allowance for doubtful accounts of $18 at 2026 and $15 at 2025)	512	458
Receivables from affiliated companies	31	25
Inventory (includes $402 at 2026 related to VIEs)	613	531
Regulatory assets	217	193
Other	157	36
Total current assets	1,546	1,255
Property, Plant and Equipment
Cost (includes $522 at 2026 related to VIEs)	22,387	21,241
Accumulated depreciation and amortization	(7,827)	(7,492)
Net property, plant and equipment	14,560	13,749
Other Noncurrent Assets
Regulatory assets	901	1,032
Operating lease right-of-use assets, net	28	32
Other	285	278
Total other noncurrent assets	1,214	1,342
Total Assets	$17,320	$16,346
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (includes $155 at 2026 related to VIEs)	$467	$360
Accounts payable to affiliated companies	115	38
Notes payable to affiliated companies	62	175
Taxes accrued	73	101
Interest accrued	83	62
Current maturities of long-term debt	27	4
Asset retirement obligations	108	133
Regulatory liabilities	178	275
Other	120	216
Total current liabilities	1,233	1,364
Long-Term Debt	5,531	4,939
Long-Term Debt Payable to Affiliated Companies	150	150
Other Noncurrent Liabilities
Deferred income taxes	1,648	1,525
Asset retirement obligations	874	992
Regulatory liabilities	1,079	1,185
Operating lease liabilities	24	28
Accrued pension and other post-retirement benefit costs	79	75
Investment tax credits	178	183
Other	31	14
Total other noncurrent liabilities	3,913	4,002
Commitments and Contingencies
Equity
Member's equity	6,493	5,891
Total equity	6,493	5,891
Total Liabilities and Equity	$17,320	$16,346

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$479	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	634	619
Equity component of AFUDC	(23)	(24)
Deferred income taxes	50	(40)
Payments for asset retirement obligations	(53)	(68)
(Increase) decrease in
Receivables	(38)	(56)
Receivables from affiliated companies	(6)	(1)
Inventory	(80)	59
Other current assets	(125)	(74)
Increase (decrease) in
Accounts payable	1	23
Accounts payable to affiliated companies	77	28
Taxes accrued	(28)	(78)
Other current liabilities	(10)	89
Other assets	49	73
Other liabilities	(29)	(26)
Net cash provided by operating activities	898	934
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,301)	(841)
Purchases of debt and equity securities	(16)	(59)
Proceeds from sales and maturities of debt and equity securities	16	129
Notes receivable from affiliated companies	—	(200)
Other	(98)	(144)
Net cash used in investing activities	(1,399)	(1,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	297
Notes payable to affiliated companies	(113)	(10)
Contributions from parent	225	—
Distributions to parent	(102)	(105)
Other	(1)	(1)
Net cash provided by financing activities	505	181
Net increase (decrease) in cash and cash equivalents	4	—
Cash and cash equivalents at beginning of period	12	13
Cash and cash equivalents at end of period	$16	$13
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$342	$162
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended
September 30, 2025 and 2026
(in millions)	Member's Equity
Balance at June 30, 2025	$5,699
Net income	167
Distributions to parent	(35)
Other	(1)
Balance at September 30, 2025	$5,830

Balance at June 30, 2026	$6,279
Net income	249
Distributions to parent	(35)
Balance at September 30, 2026	$6,493

Nine Months Ended
September 30, 2025 and 2026
(in millions)	Member's Equity
Balance at December 31, 2024	$5,526
Net income	410
Distributions to parent	(105)
Other	(1)
Balance at September 30, 2025	$5,830

Balance at December 31, 2025	$5,891
Net income	479
Contributions from parent	225
Distributions to parent	(102)
Balance at September 30, 2026	$6,493

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating Revenues
Regulated natural gas	$253	$265	$1,538	$1,443
Nonregulated natural gas and other	6	6	20	20
Total operating revenues	$259	$271	$1,558	$1,463
Operating Expenses
Cost of natural gas	102	98	603	494
Operation, maintenance and other	82	102	265	301
Depreciation and amortization	69	69	212	210
Property and other taxes	13	19	43	56
Total operating expenses	266	288	1,123	1,061
Gains (Losses) on Sales of Other Assets and Other, net	—	—	652	—
Operating Income (Loss)	(7)	(17)	1,087	402
Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	2	3	4	6
Other income and expenses, net	11	12	35	34
Total other income and expenses	13	15	39	40
Interest Expense	44	48	133	143
Income (Loss) Before Income Taxes	(38)	(50)	993	299
Income Tax Expense (Benefit)	(9)	(12)	249	56
Net Income (Loss)	$(29)	$(38)	$744	$243
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	1	—	(13)	—
Comprehensive Income (Loss)	$(28)	$(38)	$731	$243
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1	$1
Receivables (net of allowance for doubtful accounts of $9 at 2026 and $6 at 2025)	160	390
Receivables from affiliated companies	26	8
Inventory	52	77
Assets held for sale	—	109
Regulatory assets	74	106
Other	37	8
Total current assets	350	699
Property, Plant and Equipment
Cost	11,867	11,325
Accumulated depreciation and amortization	(2,227)	(2,168)
Net property, plant and equipment	9,640	9,157
Other Noncurrent Assets
Goodwill	39	39
Regulatory assets	290	350
Operating lease right-of-use assets, net	1	2
Investments in equity method unconsolidated affiliates	76	76
Assets held for sale	—	1,864
Other	293	283
Total other noncurrent assets	699	2,614
Total Assets	$10,689	$12,470
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$230	$286
Accounts payable to affiliated companies	46	90
Notes payable to affiliated companies	498	609
Taxes accrued	58	106
Interest accrued	48	41
Current maturities of long-term debt	340	490
Liabilities associated with assets held for sale	—	66
Regulatory liabilities	51	20
Other	76	81
Total current liabilities	1,347	1,789
Long-Term Debt	3,462	3,761
Other Noncurrent Liabilities
Deferred income taxes	903	1,071
Asset retirement obligations	26	25
Regulatory liabilities	784	802
Operating lease liabilities	1	2
Accrued pension and other post-retirement benefit costs	6	7
Liabilities associated with assets held for sale	—	170
Other	75	89
Total other noncurrent liabilities	1,795	2,166
Commitments and Contingencies
Equity
Common stock, no par value: 100 shares authorized and outstanding at 2026 and 2025	1,635	1,635
Retained earnings	2,462	3,118
Accumulated other comprehensive income (loss)	(13)	—
Total Piedmont Natural Gas Company, Inc. stockholder's equity	4,084	4,753
Noncontrolling Interests	1	1
Total equity	4,085	4,754
Total Liabilities and Equity	$10,689	$12,470
See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$744	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	212
Equity component of AFUDC	(14)	(13)
Gain on sale of Piedmont's Tennessee business	(652)	—
Deferred income taxes	(196)	46
Equity in (earnings) losses of unconsolidated affiliates	(4)	(6)
(Increase) decrease in
Receivables	253	217
Receivables from affiliated companies	(18)	7
Inventory	29	13
Other current assets	(20)	(49)
Increase (decrease) in
Accounts payable	(123)	(44)
Accounts payable to affiliated companies	(44)	20
Taxes accrued	(48)	(27)
Other current liabilities	36	(51)
Other assets	45	(7)
Other liabilities	(18)	(4)
Net cash provided by operating activities	184	557
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(696)	(595)
Proceeds from the sale of Piedmont's Tennessee business	2,501	—
Other	(27)	(24)
Net cash provided by (used in) investing activities	1,778	(619)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	450
Payments for the redemption of long-term debt	(450)	(150)
Notes payable to affiliated companies	(111)	(197)
Dividends to parent	(1,400)	(40)
Other	(1)	(1)
Net cash (used in) provided by financing activities	(1,962)	62
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	2
Cash and cash equivalents at end of period	$1	$2
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$160	$129

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS
PIEDMONT NATURAL GAS COMPANY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2025 and 2026
			Accumulated
			Other
			Comprehensive	Total
			Income (Loss)	Piedmont
			Pension and	Natural Gas
	Common	Retained	OPEB	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Adjustments	Equity	Interests	Equity
Balance at June 30, 2025	$1,635	$3,000	$—	$4,635	$1	$4,636
Net income (loss)	—	(38)	—	(38)	—	(38)
Dividends to parent	—	(40)	—	(40)	—	(40)
Balance at September 30, 2025	$1,635	$2,922	$—	$4,557	$1	$4,558

Balance at June 30, 2026	$1,635	$2,491	$(14)	$4,112	$1	$4,113
Net income (loss)	—	(29)	—	(29)	—	(29)
Other comprehensive income (loss)	—	—	1	1	—	1
Balance at September 30, 2026	$1,635	$2,462	$(13)	$4,084	$1	$4,085

	Nine Months Ended September 30, 2025 and 2026
			Accumulated
			Other
			Comprehensive	Total
			Income (Loss)	Piedmont
			Pension and	Natural Gas
	Common	Retained	OPEB	Company, Inc.	Noncontrolling	Total
(in millions)	Stock	Earnings	Adjustments	Equity	Interests	Equity
Balance at December 31, 2024	$1,635	$2,718	$—	$4,353	$1	$4,354
Net income (loss)	—	243	—	243	—	243
Dividends to parent	—	(40)	—	(40)	—	(40)
Other	—	1	—	1	—	1
Balance at September 30, 2025	$1,635	$2,922	$—	$4,557	$1	$4,558

Balance at December 31, 2025	$1,635	$3,118	$—	$4,753	$1	$4,754
Net income (loss)	—	744	—	744	—	744
Other comprehensive income (loss)	—	—	(13)	(13)	—	(13)
Dividends to parent	—	(1,400)	—	(1,400)	—	(1,400)
Balance at September 30, 2026	$1,635	$2,462	$(13)	$4,084	$1	$4,085

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS	ORGANIZATION AND BASIS OF PRESENTATION
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

	September 30, 2026					December 31, 2025
		Duke		Duke	Duke		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Duke	Energy	Progress	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Energy	Carolinas	Energy	Progress	Florida
Current Assets
Cash and cash equivalents	$451	$22	$80	$37	$21	$245	$3	$54	$16	$21
Other	81	29	51	37	14	84	12	71	38	34
Other Noncurrent Assets
Other	26	7	14	7	7	34	7	14	7	7
Total cash, cash equivalents and restricted cash	$558	$58	$145	$81	$42	$363	$22	$139	$61	$62
INVENTORY
Provisions for inventory write-offs were not material at September 30, 2026, and December 31, 2025. The components of inventory are presented in the tables below.

	September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,700	$1,205	$1,898	$1,120	$778	$152	$402	$9
Coal	676	263	186	113	73	21	207	—
Natural gas, oil and other fuel	358	42	199	108	91	69	4	43
Total inventory	$4,734	$1,510	$2,283	$1,341	$942	$242	$613	$52

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Materials and supplies	$3,542	$1,157	$1,789	$1,109	$680	$155	$398	$10
Coal	715	328	235	155	80	21	131	—
Natural gas, oil and other fuel	312	45	186	99	87	11	2	67
Total inventory	$4,569	$1,530	$2,210	$1,363	$847	$187	$531	$77
OTHER NONCURRENT ASSETS
Duke Energy, through a nonregulated subsidiary, was the winning bidder in the Carolina Long Bay offshore wind auction in May 2022. The rights acquired through the auction had a carrying value of approximately $150 million and were reported in Other within Other noncurrent assets on Duke Energy's Condensed Consolidated Balance Sheets as of December 31, 2025. The auction consideration and corresponding carrying value consisted of approximately $129 million of cash payments and $21 million of bid credits associated with commitments made by Duke Energy to support development of the U.S. offshore wind industry. A corresponding $21 million obligation related to the bid-credit commitments was reported in Other within Other noncurrent liabilities on Duke Energy's Condensed Consolidated Balance Sheets as of December 31, 2025.
In June 2026, Duke Energy entered into a settlement agreement with the United States Department of the Interior to accept cancellation of its rights to develop offshore wind projects in Carolina Long Bay and to be released from related commitments associated with those rights. Under the settlement agreement, Duke Energy was entitled to receive $129 million upon satisfaction of specified conditions, including reinvestment in certain dispatchable generating resources and grid infrastructure projects that enhance the reliability and resiliency of the electric grid, as well as completion of an independent third-party audit of related project costs.
During the third quarter of 2026, Duke Energy satisfied the specified conditions under the settlement agreement, and the offshore wind lease was canceled effective September 23, 2026. Accordingly, the offshore wind rights were derecognized and a receivable of approximately $129 million was recognized within Receivables on Duke Energy's Condensed Consolidated Balance Sheets as of September 30, 2026. In addition, approximately $21 million of bid-credit commitment obligations previously recorded within Other noncurrent liabilities were derecognized. In October 2026, Duke Energy received the $129 million settlement proceeds.

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
Outstanding obligations that have been confirmed to the financial institution are as follows:

(in millions)	September 30, 2026	December 31, 2025
Duke Energy Corporation	15	23
Piedmont	17	23

NEW ACCOUNTING STANDARDS
The following new accounting standards have been issued but not yet adopted by the Duke Energy Registrants as of September 30, 2026.
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
2. DISPOSITIONS
Minority Interest in Florida Progress
On August 4, 2025, Duke Energy, Progress Energy and Florida Progress LLC (Florida Progress), the holding company of Duke Energy Florida, entered into an investment agreement with an affiliate of Brookfield Super-Core Infrastructure Partners (Investor), pursuant to which Florida Progress agreed to issue membership interests to Investor for up to a 19.7% membership interest in Florida Progress following a series of closings, for an aggregate investment of $6 billion, subject to certain adjustments. Investor's ownership interest in Florida Progress will increase proportionally with each closing.
On March 3, 2026, Duke Energy, Progress Energy and Florida Progress consummated the first closing (First Closing) of a minority investment in Florida Progress by Investor. The First Closing resulted in Florida Progress issuing 9.19% of its membership interests in exchange for approximately $2.8 billion in cash proceeds. Duke Energy and Progress Energy retained control of Florida Progress, and, therefore, no gain or loss was recognized on their respective Condensed Consolidated Statements of Operations. The difference between the cash consideration received, net of transaction costs of approximately $30 million, and the carrying value of the noncontrolling interest resulted in a $1.9 billion increase to equity.
The First Closing will be followed by additional closings, with investments occurring pursuant to the investment agreement no later than the following dates: (i) Investor will invest an additional $200 million in Florida Progress no later than December 31, 2026; (ii) Investor will invest an additional $500 million in Florida Progress no later than June 30, 2027; (iii) Investor will invest an additional $1.5 billion in Florida Progress no later than December 31, 2027; and (iv) Investor will invest an additional $1 billion in Florida Progress no later than June 30, 2028. Investor has the option to fund its total $6 billion investment sooner.
Proceeds from the minority interest investment are expected to be used to efficiently fund Duke Energy’s growing capital and investment expenditures plan, primarily by displacing certain previously planned issuances of long-term debt and common equity through 2029.
In connection with the First Closing, Investor, Florida Progress, and Progress Energy entered into an Amended and Restated Limited Liability Company Operating Agreement of Florida Progress (LLC Agreement). The LLC Agreement, among other things, establishes the general framework governing the relationship between Investor and Florida Progress and their respective successors and transferees, as members of Florida Progress. The LLC Agreement also provides Investor with limited governance rights commensurate with its ownership interest in Florida Progress. Under the LLC Agreement, effective upon the First Closing, the board of managers of Florida Progress consists of 11 managers, two nominated by Investor and nine nominated by Progress Energy. The LLC Agreement contains certain investor protections, including (1) requiring investor approval or the affirmative vote of a manager nominated by Investor for Florida Progress to make certain major decisions, and (2) providing Investor with the right to require Progress Energy to acquire Investor's membership interest in Florida Progress under certain specified circumstances (in each case, subject to certain minimum ownership thresholds). Certain transfer restrictions and other transfer rights apply to Investor and Progress Energy under the LLC Agreement.

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
On March 16, 2026, the TPUC approved the transaction and Piedmont closed on the sale on March 31, 2026. Piedmont received proceeds of approximately $2.5 billion from the sale, subject to post-closing adjustments, which were partially used for debt reduction at Piedmont, as well as to efficiently fund Duke Energy's capital plan, primarily by displacing the issuance of common equity in the near term. For the nine months ended September 30, 2026, Duke Energy and Piedmont recorded pretax gains on the sale of $368 million and $652 million, respectively, in Gains on Sales of Other Assets and Other, net, in the Condensed Consolidated Statements of Operations. See Note 6 for further information on the repayment of Piedmont's term loan facility in March 2026.
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
During the nine months ended September 30, 2025, Income From Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations related to the Commercial Renewables Disposal Groups was not material.
During the nine months ended September 30, 2026, Duke Energy resolved an outstanding liability related to the Commercial Renewables Disposal Groups. As a result of this resolution, Duke Energy recognized $18 million of pretax earnings included in Income From Discontinued Operations, net of tax on Duke Energy's Condensed Consolidated Statements of Operations.
Duke Energy has elected not to separately disclose discontinued operations on Duke Energy's Condensed Consolidated Statements of Cash Flows. The cash flows from discontinued operations related to the Commercial Renewables Disposal Groups were not material for the nine months ended September 30, 2026, and 2025.

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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Business segment information is presented in the following tables. Segment assets presented exclude intercompany assets.

	Three Months Ended September 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$8,733	$368	$9,101	$3	$—	$9,104
Intersegment revenues	14	22	36	38	(74)	—
Total operating revenues	$8,747	$390	$9,137	$41	$(74)	$9,104
Less:
Fuel used in electric generation and purchased power	$2,756	$—	$2,756	$—	$(18)	$2,738
Cost of natural gas	—	117	117	—	—	117
Operation, maintenance and other	1,349	114	1,463	(35)	(55)	1,373
Depreciation and amortization	1,520	107	1,627	88	(6)	1,709
Property and other taxes	396	35	431	2	—	433
Impairment of assets and other charges	(2)	—	(2)	—	—	(2)
Interest expense	592	63	655	329	(17)	967
Income tax expense (benefit)	394	(8)	386	(87)	—	299
Other Segment Items
NCI	85	—	85	—	—	85
Preferred dividends	—	—	—	14	—	14
Add: Equity in earnings (losses) of unconsolidated affiliates	—	7	7	15	—	22
Add: Other(a)	160	12	172	8	(22)	158
Segment income (loss)	$1,817	$(19)	$1,798	$(247)	$—	$1,551
Add back: Net income attributable to NCI						85
Add back: Preferred dividends						14
Net Income						$1,650
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$8,165	$371	$8,536	$6	$—	$8,542
Intersegment revenues	15	23	38	34	(72)	—
Total operating revenues	$8,180	$394	$8,574	$40	$(72)	$8,542
Less:
Fuel used in electric generation and purchased power	$2,309	$—	$2,309	$—	$(20)	$2,289
Cost of natural gas	—	110	110	—	—	110
Operation, maintenance and other	1,728	125	1,853	(38)	(53)	1,762
Depreciation and amortization	1,448	106	1,554	79	(7)	1,626
Property and other taxes	394	41	435	2	1	438
Impairment of assets and other charges	(1)	—	(1)	—	1	—
Interest expense	522	67	589	332	(19)	902
Income tax expense (benefit)	264	(10)	254	(79)	1	176
Other Segment Items
NCI	34	—	34	—	(1)	33
Preferred dividends	—	—	—	14	—	14
Add: Equity in earnings (losses) of unconsolidated affiliates	—	5	5	12	(1)	16
Add: Other(a)	176	14	190	33	(24)	199
Segment income (loss)	$1,658	$(26)	$1,632	$(225)	$—	$1,407
Add back: Net Income available to NCI						33
Add back: Preferred dividends						14
Net Income						$1,454
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$23,756	$2,105	$25,861	$13	$—	$25,874
Intersegment revenues	44	67	111	110	(221)	—
Total operating revenues	$23,800	$2,172	$25,972	$123	$(221)	$25,874
Less:
Fuel used in electric generation and purchased power	$7,129	$—	$7,129	$—	$(57)	$7,072
Cost of natural gas	—	772	772	—	—	772
Operation, maintenance and other	4,397	376	4,773	(105)	(158)	4,510
Depreciation and amortization	4,532	332	4,864	254	(20)	5,098
Property and other taxes	1,132	120	1,252	7	—	1,259
Impairment of assets and other charges	47	—	47	—	—	47
Interest expense	1,765	191	1,956	991	(55)	2,892
Income tax expense (benefit)	750	289	1,039	(247)	—	792
Other Segment Items
NCI	165	—	165	—	—	165
Preferred dividends	—	—	—	43	—	43
Add: Equity in earnings (losses) of unconsolidated affiliates	—	17	17	22	—	39
Add: Other(a)	459	414	873	84	(69)	888
Segment income (loss)(b)(c)	$4,342	$523	$4,865	$(714)	$—	$4,151
Discontinued Operations						13
Net income available to Duke Energy Corporation Common Stockholders						$4,164
Add back: Net income attributable to NCI						165
Add back: Preferred dividends						43
Net Income						$4,372
Capital expenditures	$11,396	$847	$12,243	$323	$—	$12,566
Segment assets as of September 30, 2026	182,245	17,033	199,278	4,585	—	203,863
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
(b)    EU&I segment income includes an after-tax total amount of $189 million, net of $59 million tax benefit, recorded at Duke Energy Carolinas and Duke Energy Progress within Operations, maintenance and other, Impairment of assets of other charges, and Operating Revenues on the Condensed Consolidated Statements of Operations due to legal settlements, as well as regulatory matters related to Duke Energy Carolinas' and Duke Energy Progress' North Carolina rate cases and the establishment of a regulatory liability associated with an energy efficiency program. Refer to Note 4 for further information.
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

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable
(in millions)	Infrastructure	Infrastructure	Segments	Other	Eliminations	Total
Unaffiliated revenues	$22,320	$1,958	$24,278	$21	$—	$24,299
Intersegment revenues	45	69	114	101	(215)	—
Total operating revenues	$22,365	$2,027	$24,392	$122	$(215)	$24,299
Less:
Fuel used in electric generation and purchased power	$6,326	$—	$6,326	$—	$(60)	$6,266
Cost of natural gas	—	642	642	—	—	642
Operation, maintenance and other	4,746	379	5,125	(59)	(150)	4,916
Depreciation and amortization	4,184	325	4,509	233	(21)	4,721
Property and other taxes	1,143	129	1,272	8	1	1,281
Impairment of assets and other charges	(2)	—	(2)	5	—	3
Interest expense	1,587	197	1,784	968	(64)	2,688
Income tax expense (benefit)	653	77	730	(243)	1	488
Other Segment Items
NCI	82	—	82	—	(1)	81
Preferred dividends	—	—	—	41	—	41
Add: Equity in earnings (losses) of unconsolidated affiliates	—	11	11	27	—	38
Add: Other(a)	482	40	522	91	(79)	534
Segment income (loss)	$4,128	$329	$4,457	$(713)	$—	$3,744
Discontinued Operations						(1)
Net income available to Duke Energy Corporation Common Stockholders						$3,743
Add back: Net Income available to NCI						81
Add back: Preferred dividends						41
Net Income						$3,865
Capital expenditures	$8,789	$847	$9,636	$245	$—	$9,881
Segment assets as of December 31, 2025(b)	172,427	18,989	191,416	4,320	—	195,736
(a)    Other for EU&I and GU&I includes Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
(b)    GU&I includes Assets held for sale balances related to the Piedmont Tennessee Disposal Group. Refer to Note 2 for further information.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Carolinas
Duke Energy Carolinas has one reportable segment, EU&I. The remainder of Duke Energy Carolinas' operations is presented as Other.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$3,055	$—	$3,055	$8,237	$—	$8,237
Less:
Fuel used in electric generation and purchased power	$959	$—	$959	$2,522	$—	$2,522
Operation, maintenance and other	497	10	507	1,549	36	1,585
Depreciation and amortization	507	—	507	1,564	—	1,564
Property and other taxes	100	—	100	297	—	297
Impairment of assets and other charges	—	—	—	27	—	27
Interest expense	217	—	217	667	(1)	666
Income tax expense (benefit)	126	(3)	123	176	(9)	167
Add: Other segment items(a)	88	(1)	87	225	(3)	222
Segment income (loss) / Net income	$737	$(8)	$729	$1,660	$(29)	$1,631
Capital expenditures				$4,427	$—	$4,427
Segment assets as of September 30, 2026				63,488	1,323	64,811

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,632	$—	$2,632	$7,387	$—	$7,387
Less:
Fuel used in electric generation and purchased power	$706	$—	$706	$2,080	$—	$2,080
Operation, maintenance and other	477	10	487	1,439	32	1,471
Depreciation and amortization	488	—	488	1,402	—	1,402
Property and other taxes	96	—	96	283	—	283
Impairment of assets and other charges	1	—	1	—	—	—
Interest expense	184	—	184	584	—	584
Income tax expense (benefit)	54	(3)	51	146	(8)	138
Add: Other segment items(a)	66	(1)	65	195	(2)	193
Segment income (loss) / Net income	$692	$(8)	$684	$1,648	$(26)	$1,622
Capital expenditures				$3,159	$—	$3,159
Segment assets as of December 31, 2025				58,775	400	59,175
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Progress Energy
Progress Energy has one reportable segment, EU&I. The remainder of Progress Energy's operations is presented as Other.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$4,109	$3	$4,112	$11,497	$10	$11,507
Less:
Fuel used in electric generation and purchased power	$1,362	$—	$1,362	$3,667	$—	$3,667
Operation, maintenance and other	622	14	636	2,029	45	2,074
Depreciation and amortization	702	(1)	701	2,086	—	2,086
Property and other taxes	193	—	193	524	—	524
Impairment of assets and other charges	(2)	—	(2)	20	—	20
Interest expense	270	30	300	803	87	890
Income tax expense (benefit)	189	(13)	176	441	(34)	407
Other Segment Items
NCI	35	1	36	70	—	70
Add: Other segment items(a)	64	5	69	198	19	217
Segment income (loss) / Net income Attributable to Progress Energy, Inc.	$802	$(23)	$779	$2,055	$(69)	$1,986
Add back: Net Income available to NCI			36			70
Net Income			$815			$2,056
Capital expenditures				$5,174	$—	$5,174
Segment assets as of September 30, 2026				75,326	4,257	79,583

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$4,070	$4	$4,074	$11,098	$12	$11,110
Less:
Fuel used in electric generation and purchased power	$1,175	$—	$1,175	$3,306	$—	$3,306
Operation, maintenance and other	935	9	944	2,436	39	2,475
Depreciation and amortization	670	—	670	1,910	—	1,910
Property and other taxes	201	—	201	548	—	548
Impairment of assets and other charges	(2)	—	(2)	(2)	—	(2)
Interest expense	243	29	272	744	86	830
Income tax expense (benefit)	155	(12)	143	394	(33)	361
Add: Other segment items(a)	81	5	86	218	10	228
Segment income (loss) / Net income	$774	$(17)	$757	$1,980	$(70)	$1,910
Capital expenditures				$4,320	$—	$4,320
Segment assets as of December 31, 2025				71,685	4,153	75,838
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Progress
Duke Energy Progress has one reportable segment, EU&I. The remainder of Duke Energy Progress' operations is presented as Other.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,242	$—	$2,242	$6,343	$—	$6,343
Less:
Fuel used in electric generation and purchased power	$844	$—	$844	$2,254	$—	$2,254
Operation, maintenance and other	380	6	386	1,237	21	1,258
Depreciation and amortization	361	—	361	1,143	—	1,143
Property and other taxes	53	—	53	134	—	134
Impairment of assets and other charges	(2)	—	(2)	20	—	20
Interest expense	135	—	135	414	—	414
Income tax expense (benefit)	100	(2)	98	196	(5)	191
Add: Other segment items(a)	42	(1)	41	140	—	140
Segment income (loss) / Net income	$413	$(5)	$408	$1,085	$(16)	$1,069
Capital expenditures				$2,982	$—	$2,982
Segment assets as of September 30, 2026				44,105	597	44,702

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,913	$—	$1,913	$5,612	$—	$5,612
Less:
Fuel used in electric generation and purchased power	$629	$—	$629	$1,928	$—	$1,928
Operation, maintenance and other	358	4	362	1,082	18	1,100
Depreciation and amortization	373	—	373	1,049	—	1,049
Property and other taxes	54	—	54	159	—	159
Impairment of assets and other charges	(2)	—	(2)	(2)	—	(2)
Interest expense	125	—	125	392	—	392
Income tax expense (benefit)	58	(2)	56	156	(5)	151
Add: Other segment items(a)	58	(2)	56	147	(4)	143
Segment income (loss) / Net income	$376	$(4)	$372	$995	$(17)	$978
Capital expenditures				$2,372	$—	$2,372
Segment assets as of December 31, 2025				42,163	364	42,527
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Florida
Duke Energy Florida has one reportable segment, EU&I. The remainder of Duke Energy Florida's operations is presented as Other.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,867	$—	$1,867	$5,154	$—	$5,154
Less:
Fuel used in electric generation and purchased power	$518	$—	$518	$1,413	$—	$1,413
Operation, maintenance and other	242	5	247	792	15	807
Depreciation and amortization	341	—	341	943	—	943
Property and other taxes	140	—	140	390	—	390
Interest expense	135	—	135	389	—	389
Income tax expense (benefit)	89	(2)	87	245	(5)	240
Add: Other segment items(a)	22	(1)	21	58	(2)	56
Segment income (loss) / Net income	$424	$(4)	$420	$1,040	$(12)	$1,028
Capital expenditures				$2,191	$—	$2,191
Segment assets as of September 30, 2026				31,221	77	31,298

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$2,157	$—	$2,157	$5,486	$—	$5,486
Less:
Fuel used in electric generation and purchased power	$546	$—	$546	$1,378	$—	$1,378
Operation, maintenance and other	577	2	579	1,354	11	1,365
Depreciation and amortization	297	—	297	861	—	861
Property and other taxes	147	—	147	389	—	389
Interest expense	118	—	118	352	—	352
Income tax expense (benefit)	97	(1)	96	238	(3)	235
Add: Other segment items(a)	23	—	23	71	(2)	69
Segment income (loss) / Net income	$398	$(1)	$397	$985	$(10)	$975
Capital expenditures				$1,948	$—	$1,948
Segment assets as of December 31, 2025				29,522	134	29,656
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

FINANCIAL STATEMENTS	BUSINESS SEGMENTS
Duke Energy Ohio
Duke Energy Ohio has two reportable segments, EU&I and GU&I. The remainder of Duke Energy Ohio's operations is presented as Other.

	Three Months Ended September 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$591	$127	$718	$—	$718
Less:
Fuel used in electric generation and purchased power	$178	$—	$178	$—	$178
Cost of natural gas	—	15	15	—	15
Operation, maintenance and other	106	31	137	3	140
Depreciation and amortization	84	36	120	—	120
Property and other taxes	93	23	116	—	116
Interest expense	35	20	55	(1)	54
Income tax expense (benefit)	18	(1)	17	—	17
Add: Other segment items(a)	4	1	5	1	6
Segment income (loss) / Net income	$81	$4	$85	$(1)	$84

	Three Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$561	$118	$679	$—	$679
Less:
Fuel used in electric generation and purchased power	$175	$—	$175	$—	$175
Cost of natural gas	—	12	12	—	12
Operation, maintenance and other	98	28	126	1	127
Depreciation and amortization	83	36	119	1	120
Property and other taxes	87	21	108	1	109
Interest expense	34	18	52	—	52
Income tax expense (benefit)	13	1	14	(1)	13
Add: Other segment items(a)	4	2	6	1	7
Segment income (loss) / Net income	$75	$4	$79	$(1)	$78
(a)    Other segment items for EU&I and GU&I include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.

	Nine Months Ended September 30, 2026
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$1,661	$601	$2,262	$—	$2,262
Less:
Fuel used in electric generation and purchased power	$496	$—	$496	$—	$496
Cost of natural gas	—	169	169	—	169
Operation, maintenance and other	299	107	406	8	414
Depreciation and amortization	240	115	355	—	355
Property and other taxes	263	78	341	—	341
Interest expense	102	57	159	—	159
Income tax expense (benefit)	49	16	65	(2)	63
Add: Other segment items(a)	12	4	16	—	16
Segment income (loss) / Net income	$224	$63	$287	$(6)	$281
Capital expenditures	$468	$151	$619	$—	$619
Segment assets as of September 30, 2026	8,929	4,865	13,794	42	13,836

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Nine Months Ended September 30, 2025
	Electric	Gas	Total
	Utilities and	Utilities and	Reportable	Eliminations/
(in millions)	Infrastructure	Infrastructure	Segments	Other	Total
Total operating revenues	$1,546	$553	$2,099	$—	$2,099
Less:
Fuel used in electric generation and purchased power	$485	$—	$485	—	$485
Cost of natural gas	—	148	148	—	148
Operation, maintenance and other	277	84	361	5	366
Depreciation and amortization	242	111	353	—	353
Property and other taxes	253	72	325	1	326
Interest expense	97	52	149	1	150
Income tax expense (benefit)	31	18	49	(2)	47
Add: Other segment items(a)	12	6	18	—	18
Segment income (loss) / Net income	$173	$74	$247	$(5)	$242
Capital expenditures	$457	$252	$709	$—	$709
Segment assets as of December 31, 2025	8,575	4,736	13,311	135	13,446
(a)    Other segment items for EU&I and GU&I include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
Duke Energy Indiana
Duke Energy Indiana has one reportable segment, EU&I. The remainder of Duke Energy Indiana's operations is presented as Other.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$1,108	$—	$1,108	$2,935	$—	$2,935
Less:
Fuel used in electric generation and purchased power	$380	$—	$380	$1,000	$—	$1,000
Operation, maintenance and other	133	3	136	507	8	515
Depreciation and amortization	224	—	224	631	—	631
Property and other taxes	10	—	10	48	—	48
Interest expense	80	1	81	219	1	220
Income tax expense (benefit)	38	—	38	77	(2)	75
Add: Other segment items(a)	9	1	10	33	—	33
Segment income (loss) / Net income	$252	$(3)	$249	$486	$(7)	$479
Capital expenditures				$1,301	$—	$1,301
Segment assets as of September 30, 2026				17,286	34	17,320

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Electric			Electric
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$992	$—	$992	$2,671	$—	$2,671
Less:
Fuel used in electric generation and purchased power	$324	$—	$324	$803	$—	$803
Operation, maintenance and other	212	2	214	594	7	601
Depreciation and amortization	203	—	203	617	—	617
Property and other taxes	9	—	9	44	—	44
Interest expense	66	—	66	182	—	182
Income tax expense (benefit)	24	—	24	62	(2)	60
Add: Other segment items(a)	15	—	15	47	(1)	46
Segment income (loss) / Net income	$169	$(2)	$167	$416	$(6)	$410
Capital expenditures				$841	$—	$841
Segment assets as of December 31, 2025				16,321	25	16,346
(a)    Other segment items include Gains (losses) on sales of other assets and other, net, and Other income and expenses, net.
Piedmont
Piedmont has one reportable segment, GU&I. The remainder of Piedmont's operations is presented as Other.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$259	$—	$259	$1,558	$—	$1,558
Less:
Cost of natural gas	$102	$—	$102	$603	$—	$603
Operation, maintenance and other	80	2	82	260	5	265
Depreciation and amortization	69	—	69	212	—	212
Property and other taxes	13	—	13	43	—	43
Interest expense	44	—	44	133	—	133
Income tax expense (benefit)	(11)	2	(9)	248	1	249
Other Segment Items
Add: Equity in earnings (losses) of unconsolidated affiliates	—	2	2	—	4	4
Add: Other(a)	10	1	11	687	—	687
Segment income (loss) / Net income (loss)	$(28)	$(1)	$(29)	$746	$(2)	$744
Capital expenditures				$696	$—	$696
Segment assets as of September 30, 2026				10,586	103	10,689

FINANCIAL STATEMENTS	BUSINESS SEGMENTS

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Gas			Gas
	Utilities and	Eliminations/		Utilities and	Eliminations/
(in millions)	Infrastructure	Other	Total	Infrastructure	Other	Total
Total operating revenues	$271	$—	$271	$1,463	$—	$1,463
Less:
Cost of natural gas	$98	$—	$98	$494	$—	$494
Operation, maintenance and other	94	8	102	289	12	301
Depreciation and amortization	69	—	69	210	—	210
Property and other taxes	19	—	19	56	—	56
Interest expense	48	—	48	142	1	143
Income tax expense (benefit)	(11)	(1)	(12)	58	(2)	56
Other Segment Items
Add: Equity in earnings (losses) of unconsolidated affiliates	—	3	3	—	6	6
Add: Other(a)	12	—	12	34	—	34
Segment income (loss) / Net income (loss)	$(34)	$(4)	$(38)	$248	$(5)	$243
Capital expenditures				$595	$—	$595
Segment assets as of December 31, 2025(b)				12,384	86	12,470
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
Winter Storm Fern
In late January 2026, severe weather associated with Winter Storm Fern moved across the eastern U.S. and impacted all of Duke Energy's service territories, with damage primarily occurring in the Duke Energy Carolinas and Duke Energy Progress territories in North Carolina and South Carolina. Approximately 200,000 customers were impacted across Duke Energy's system. Total storm restoration costs, including capital expenditures, for Duke Energy are estimated to be $295 million, which includes $202 million for Duke Energy Carolinas and $93 million for Duke Energy Progress. Incremental storm restoration costs related to operation and maintenance activities in excess of amounts in base rates were charged to storm reserves or deferred as regulatory assets, where applicable, and will be reviewed for recovery in future regulatory proceedings. As of September 30, 2026, the operations and maintenance expense amounts deferred in Regulatory assets within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets were $171 million and $75 million for Duke Energy Carolinas and Duke Energy Progress, respectively.
On July 6, 2026, Duke Energy Carolinas and the North Carolina Public Staff entered into a settlement agreement in the ongoing 2025 Duke Energy Carolinas' North Carolina rate case resolving certain issues regarding storm restoration cost recovery. Under the settlement agreement, the parties agreed that eligible Winter Storm Fern operation and maintenance restoration costs, without carrying costs, shall be included in the revenue requirement and netted against the Hurricane Helene over-securitization amount, subject to audit by the North Carolina Public Staff and a final true-up in the next general rate case. On August 5, 2026, Duke Energy Progress and the North Carolina Public Staff entered into a similar settlement agreement resolving certain issues regarding storm restoration cost recovery, including the treatment of eligible Winter Storm Fern operation and maintenance restoration costs. The settlement agreements are subject to approval by the NCUC as part of ongoing proceedings in the 2025 Duke Energy Carolinas' and Duke Energy Progress' North Carolina rate cases. See below for additional information regarding the 2025 North Carolina rate cases.
On April 14, 2026, Duke Energy Carolinas and Duke Energy Progress filed interim requests with the NCUC related to fuel and purchased power costs incurred during severe winter weather and record customer energy demand experienced in the first quarter of 2026. The interim filings requested recovery of under-recovered fuel and purchased power costs of $500 million for Duke Energy Carolinas and $309 million for Duke Energy Progress, over a period of 19 months. These pass-through costs represent actual expenses, without markup, necessary to supply power, as allowed under the North Carolina Power Bill Reduction Act (SB266). SB266 implemented actions designed to reduce electricity costs for customers, including enhanced cost recovery mechanisms and more timely recovery of fuel costs, among other actions. The NCUC approved the proposed 19-month recovery period in May 2026, and new fuel rider rates went into effect June 1, 2026.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Duke Energy Carolinas and Duke Energy Progress
Applications to Combine Utilities
On August 14, 2025, Duke Energy Carolinas and Duke Energy Progress (together, the Companies) filed a joint application with the NCUC and PSCSC for approval to combine utilities by which Duke Energy Progress will merge into Duke Energy Carolinas, resulting in a single electric utility serving the Companies' North Carolina and South Carolina service territories. Duke Energy Corporation, together with the Companies, also filed an application with the FERC on the same day. The single utility’s ability to plan, execute and operate resources more efficiently is expected to result in substantial cost savings, benefiting customers by reducing the overall costs to serve. The targeted effective date is January 1, 2027. On January 30, 2026, the FERC issued an order authorizing the combination as consistent with the public interest.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
On June 19, 2026, Duke Energy Carolinas filed rebuttal testimony incorporating six adjustments to its application, including a reduction in the requested ROE, which reduced the requested increase to approximately $622 million over the two-year period. On July 2, 2026, Duke Energy Carolinas and the North Carolina Public Staff entered into a partial settlement agreement resolving certain issues in the proceeding while leaving key issues for litigation, including ROE, capital structure and performance-based regulation matters. On July 6, 2026, the parties entered into a separate storm cost settlement agreement resolving issues related to Hurricane Helene and Winter Storm Fern cost recovery. See the Winter Storm Fern discussion above for additional information regarding the storm cost settlement agreement.
On July 17, 2026, Duke Energy Carolinas, the North Carolina Public Staff and other intervening parties filed a comprehensive settlement with the NCUC resolving all remaining revenue requirement issues in the proceeding, including an ROE of 9.8% and an equity ratio of 53%. The settlement includes an overall net retail revenue increase of $286 million in Year 1 and $210 million in Year 2, representing a cumulative increase of $496 million, or 7.4%. The intervening parties also agreed to pursue good faith settlement discussions to reach a substantially similar settlement framework in the ongoing Duke Energy Progress rate case proceeding. Consistent with the settlement framework, Duke Energy Carolinas recorded a $29 million impairment charge within Impairment of assets and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2026. On July 24, 2026, Duke Energy Carolinas and the North Carolina Public Staff filed a separate settlement agreement with the NCUC regarding PIMs. Duke Energy Carolinas has requested implementation of Year 1 rates no later than January 1, 2027.
On October 6, 2026, Duke Energy Carolinas and Duke Energy Progress filed an additional settlement agreement with the NCUC regarding large-load customer tariffs. The settlement memorializes existing and enhanced protections for retail customers from costs associated with serving large-load customers, including cost responsibility provisions applicable to qualifying large-load customers entering into electric service agreements on or after June 1, 2026. Electric service agreements entered into prior to June 1, 2026, already include similar retail customer protections. The settlement was entered into by Duke Energy Carolinas, Duke Energy Progress, the North Carolina Public Staff and certain other customers and intervenors.
The settlements are subject to the review and approval of the NCUC and an order is expected in November 2026.
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
Anderson County Combined Cycle CECPCN
On October 30, 2025, Duke Energy Carolinas filed with the PSCSC an application for a CECPCN to construct and operate a new 1,365-MW natural gas CC generating facility with hydrogen capability in Anderson County, South Carolina. The preliminary estimate of the total project cost was approximately $3.2 billion, inclusive of financing costs. Subject to negotiation of final contractual terms, the new facility will be co-owned with North Carolina Electric Membership Corporation (NCEMC) and Central Electric Power Cooperative (CEPC), with Duke Energy Carolinas owning approximately 1,170 MW, NCEMC owning 100 MW and CEPC owning the remaining 95 MW. On March 11, 2026, Duke Energy Carolinas submitted an application for an air permit to the South Carolina Department of Environmental Services and a decision is expected in November 2026. On April 24, 2026, the PSCSC issued a final order granting the CECPCN and authorizing construction of the facility.
On March 18, 2026, Duke Energy Carolinas filed an out-of-state application with the NCUC requesting a determination of need for the Anderson facility and approval of the estimated construction cost and construction schedule. On July 24, 2026, Duke Energy Carolinas and the North Carolina Public Staff filed a settlement agreement recommending approval of the application. On September 28, 2026, the NCUC issued an order determining need for the Anderson facility and approving the estimated construction cost and construction schedule.
Construction is anticipated to begin in 2027 and the facility is expected to be placed in service by the end of 2030.

FINANCIAL STATEMENTS	REGULATORY MATTERS
Buck Combustion Turbines CPCN
On November 21, 2025, Duke Energy Carolinas filed with the NCUC an application to construct and operate two hydrogen-capable advanced-class simple-cycle CTs at the site of the existing Buck CC Station. The two new CTs, totaling approximately 850 MW, will provide incremental peaking generation to serve Duke Energy Carolinas customers' growing energy needs. Pending regulatory approvals, construction of the CTs is planned to start in 2027 with the units targeted to be placed in service by the end of 2029. As part of the application, Duke Energy Carolinas noted that the recovery of Construction Work in Progress (CWIP) during the construction period for the proposed facility will not be included in rate base and will instead accrue AFUDC. The 2030 North Carolina retail revenue requirement for the proposed facility is estimated to be $154 million, representing an approximate average North Carolina retail rate increase of 2.3% across all classes. On February 27, 2026, Duke Energy Carolinas filed an air permit application with the NCDEQ for the CTs. A decision on the CPCN application is anticipated by December 2026.
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
On January 30, 2026, Duke Energy Carolinas filed an application for an out-of-state certificate with the PSCSC requesting that it find that the North Carolina-sited facility comprised of two new advanced class CTs at the existing Marshall Steam Station is in the public convenience and necessity for South Carolina retail customers. As filed with the PSCSC, the preliminary estimate of the total project cost was approximately $1.4 billion, inclusive of financing costs. On July 23, 2026, the PSCSC issued its order granting the CPCN.
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
2025 North Carolina Rate Case
On November 20, 2025, Duke Energy Progress filed a PBR application with the NCUC to request an increase in base rate retail revenues. The PBR application included an MYRP to recover projected capital investments during a two-year MYRP period. In addition to the MYRP, the PBR application included an Earnings Sharing Mechanism, Residential Decoupling Mechanism and PIMs. The overall net retail revenue increase originally requested was $529 million in Year 1 and $200 million in Year 2, for a combined total of $729 million, or 15.1%, including the flow back of PTC benefits to customers through a proposed PTC rider similar to Duke Energy Carolinas. The application also requested an ROE of 10.95% and an equity ratio of 53%. The requested rate increase is driven primarily by major transmission and distribution investments made since the last rate case, projected capital investments included in the MYRP and investments in energy storage and solar assets.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On July 24, 2026, Duke Energy Progress filed rebuttal testimony incorporating six adjustments to its application, including a reduction in the requested ROE, which reduced the requested increase to approximately $610 million over the two-year period.
On August 5, 2026, Duke Energy Progress, the North Carolina Public Staff and other intervening parties filed a comprehensive settlement with the NCUC resolving all revenue requirement issues in the proceeding, including an ROE of 9.8% and an equity ratio of 53%. The settlement includes an overall net retail revenue increase of $185 million in Year 1 and $153 million in Year 2, representing a cumulative increase of $338 million, or 6.8%. Consistent with the settlement framework, Duke Energy Progress had previously recorded a $22 million charge within Impairment of assets and other charges during the nine months ended September 30, 2026. Separately, on August 5, 2026, Duke Energy Progress, the North Carolina Public Staff and the North Carolina Sustainable Energy Association filed a settlement agreement with the NCUC regarding PIMs. Duke Energy Progress has requested that Year 1 rates become effective no later than January 1, 2027.
On October 6, 2026, Duke Energy Carolinas and Duke Energy Progress filed an additional settlement agreement with the NCUC regarding large-load customer tariffs. The settlement memorializes existing and enhanced protections for retail customers from costs associated with serving large-load customers, including cost responsibility provisions applicable to qualifying large-load customers entering into electric service agreements on or after June 1, 2026. Electric service agreements entered into prior to June 1, 2026, already include similar retail customer protections. The settlement was entered into by Duke Energy Carolinas, Duke Energy Progress, the North Carolina Public Staff and certain other customers and intervenors.
The settlements are subject to NCUC review and approval and an order is expected in November 2026.
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
On June 15, 2026, Duke Energy Progress and the South Carolina Office of Regulatory Staff (ORS) filed a settlement agreement resolving audit adjustments and agreeing to an annual revenue requirement increase of $24 million. On June 29, 2026, the PSCSC issued a directive indicating its intent to deny the settlement agreement and Duke Energy Progress' election under the eRSA framework, citing Duke Energy Progress' failure to file a quarterly monitoring report by June 15, 2026, for the 12-month period ending March 31, 2026. Duke Energy Progress filed a request for reconsideration of that directive on July 2, 2026. On July 13, 2026, the PSCSC issued a further directive concluding that electric utilities electing into the eRSA are not eligible to implement rate adjustments until the year following their election. On July 14, 2026, Duke Energy Progress filed an objection and request that the PSCSC rescind or amend this directive prior to issuing a final order, asserting that the directive is inconsistent with the eRSA statute and prior PSCSC precedent in natural gas rate stabilization proceedings, and was based on legal arguments not previously raised in the proceeding. On July 15, 2026, the PSCSC issued an order denying the settlement agreement and rejecting Duke Energy Progress' proposed rate adjustment in 2026.
On July 23, 2026, Duke Energy Progress filed a petition for reconsideration of the PSCSC's order. On July 24, 2026, Duke Energy Progress filed an appeal with the South Carolina Supreme Court. On August 6, 2026, the PSCSC dismissed Duke Energy Progress' petition for reconsideration, citing the appeal before the South Carolina Supreme Court and noting that the PSCSC no longer has jurisdiction. On September 15, 2026, the South Carolina Supreme Court denied the South Carolina Department of Consumer Affairs' motion to dismiss Duke Energy Progress' appeal and granted Duke Energy Progress' petition to review the PSCSC's decision. The South Carolina Supreme Court established an expedited briefing schedule, which was completed in October 2026, with no other party filing a brief opposing Duke Energy Progress' positions. The court will determine whether oral argument is necessary and what further proceedings, if any, are appropriate. The ultimate outcome of the proceeding, including the timing and amount of any authorized rate adjustment, remains uncertain.
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
On January 30, 2026, Duke Energy Progress filed an application for out-of-state certificates with the PSCSC requesting that it find that the two new CC units, totaling approximately 2,720 MW, sited at the Person County facilities in North Carolina are in the public convenience and necessity for South Carolina retail customers. As filed with the PSCSC, the preliminary estimate of the total project cost for the second unit was approximately $2.2 billion, inclusive of financing costs. On July 23, 2026, the PSCSC issued its order granting the CPCN.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
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
On January 5, 2026, Duke Energy Florida filed a notice with the FPSC to stop recovery of the storm cost charge because the costs were fully recovered and the storm reserve was fully replenished earlier than anticipated, primarily due to lower actual incurred storm costs as compared to preliminary estimates. The notice was administratively approved and revised rates with the storm charge removed were effective with the first billing cycle in February 2026. Duke Energy Florida filed documentation evidencing its total Debby, Helene and Milton actual storm costs of $903 million on February 27, 2026. In March 2026, Duke Energy Florida filed a petition to refund approximately $91 million of storm costs that were over-collected. On May 21, 2026, the FPSC issued its order approving the petition. The FPSC approved the prudence of Duke Energy Florida's requested costs on September 10, 2026, and a final order remains pending.
Duke Energy Ohio
Duke Energy Ohio 2022 Natural Gas Base Rate Case
In June 2022, Duke Energy Ohio filed a natural gas base rate case application with the PUCO seeking recovery of capital investments made since Duke Energy Ohio's last natural gas base rate case in 2012. Duke Energy Ohio also sought to adjust the caps on its CEP rider. In April 2023, Duke Energy Ohio filed a settlement agreement with all parties to the case except the Ohio Consumers' Counsel (OCC). In the settlement agreement, the parties agreed to an annual revenue increase of approximately $32 million with an equity ratio of 52.32% and an ROE of 9.6%, and adjustments to the CEP rider caps. The settlement agreement was opposed by the OCC at an evidentiary hearing that concluded in May 2023. On November 1, 2023, PUCO issued an order approving the settlement agreement as filed and new rates went into effect November 1, 2023. In October 2024, the OCC filed a Notice of Appeal with the Supreme Court of Ohio. On June 5, 2026, the Supreme Court of Ohio affirmed the PUCO order. This matter is now fully resolved.
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
Duke Energy Ohio 2026 Natural Gas Rate Case
On June 29, 2026, Duke Energy Ohio filed a natural gas base rate case application with the PUCO requesting an annualized increase in natural gas base rates of approximately $102 million, based on a proposed ROE of 10.5% and an equity ratio of 53.14%. The filing would result in an overall average customer rate increase of approximately 9.9%, primarily driven by capital investments to strengthen the natural gas delivery system. An evidentiary hearing is scheduled to commence on March 30, 2027, with new rates anticipated to go into effect in the third quarter of 2027.
Duke Energy Ohio RTO Adder
On February 24, 2022, the OCC filed a complaint asserting that the FERC should reduce the ROE utilized in transmission formula rates for Duke Energy Ohio and certain other transmission providers by eliminating the 50-basis-point adder associated with RTO membership. The OCC contended that the adder was inappropriate because Ohio law requires transmission-owning utilities to participate in the RTO and the adder is only available when RTO membership is voluntary. On December 15, 2022, the FERC denied the complaint as it related to Duke Energy Ohio but granted relief with respect to certain other transmission providers.
Following appeals by certain transmission providers, the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) reversed the FERC's decision on January 17, 2025. The Sixth Circuit held that the 50-basis-point adder is available only when RTO membership is voluntary. The court further concluded that because Ohio law requires transmission-owning utilities to participate in an RTO, the FERC could not lawfully remove the adder from certain Ohio transmission providers while continuing to permit Duke Energy Ohio to recover the adder. The matter was remanded to the FERC for further proceedings consistent with the court's decision. As a result of the ruling, Duke Energy Ohio recognized a pretax charge during 2025 that was not material. On March 26, 2025, the Sixth Circuit denied requests for rehearing. On April 16, 2025, the Sixth Circuit stayed its mandate pending further appeal to the U.S. Supreme Court. On July 17, 2025, Duke Energy Ohio filed a respondent brief with the U.S. Supreme Court seeking review of the Sixth Circuit's decision. On November 10, 2025, the U.S. Supreme Court denied review, and on November 13, 2025, the Sixth Circuit remanded the matter to the FERC.

FINANCIAL STATEMENTS	REGULATORY MATTERS
On June 25, 2026, the FERC issued an order on remand directing the removal of the ROE adder from Duke Energy Ohio's transmission formula rate and requiring Duke Energy Ohio to provide refunds for the period beginning February 24, 2022. As a result of this order, Duke Energy Ohio recorded a $15 million reduction in Operating Revenues for the nine months ended September 30, 2026. As of September 30, 2026, Duke Energy Ohio had recorded a regulatory liability of $17 million related to this matter. Refunds began in September 2026 and are expected to continue through January 2027. On July 24, 2026, Duke Energy Ohio filed a request for rehearing of the FERC's June 25, 2026, order, including whether the order complies with the Federal Power Act's requirements governing changes to existing rates. On August 27, 2026, the FERC issued a notice of denial of rehearing by operation of law and providing for further consideration. On October 21, 2026, Duke Energy Ohio filed a petition for review with the Sixth Circuit. On October 30, 2026, the FERC issued an order addressing Duke Energy Ohio's rehearing request and sustaining the result of its June 25, 2026, order.
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
RTOs like PJM engage in long-term regional planning to ensure the transparent evaluation of transmission facilities and to assist in determining how such projects should be designed and built to meet broader regional needs. Costs are typically recovered from customers who benefit from the upgrades or, for certain larger projects, costs may be shared across the PJM region. Shared costs are determined according to a formula approved by the FERC, and the formula relies on a Solution-Based Distribution Factor (DFAX) methodology. PJM has historically used a de minimis threshold in its DFAX methodology that exempts zones from paying a portion of transmission costs if the zone's calculated use of the transmission facility is below 1%. Duke Energy Ohio has historically been below the de minimis threshold for certain transmission projects and, as such, was not allocated respective costs for those projects.
From time to time, various parties have challenged cost allocations for specific RTO-area transmission projects, including PJM, at the FERC and other appellate courts. On March 6, 2026, the FERC issued a ruling related to these cost challenges that is expected to impact the historical transmission cost allocations of PJM. Specifically, the FERC found that the de minimis threshold used in the DFAX cost allocation methodology is unjust, unreasonable and inconsistent with cost causation. Among other considerations, the FERC noted that larger RTO zones typically have higher peak loads and the same DFAX usage value could place a smaller zone above the 1% de minimis threshold – which is based on peak load – resulting in a cost allocation to the smaller zone, while a larger zone with comparable usage would not receive a cost allocation. In conjunction with this ruling, PJM was ordered to file tariff revisions within 90 days, which update the DFAX cost allocation percentages in the tariff based on the elimination of the 1% de minimis threshold. Based on those updated cost allocation percentages, PJM will then need to recalculate costs and issue refunds/surcharges (with interest) going back to June 18, 2015.
On April 3, 2026, PJM filed a motion for extension of time, motion for clarification and limited request for rehearing, requesting that the FERC defer PJM's obligation to recalculate cost allocations and correct billings until all rehearing requests have been resolved and a final order has been issued. On April 6, 2026, Duke Energy Ohio, together with several other PJM transmission owners, sought rehearing of the FERC's March 6, 2026 order. On April 29, 2026, the FERC granted PJM's request to defer recalculation of cost allocation and correct billings until further orders from the FERC. On May 12, 2026, Duke Energy Ohio, together with several of the PJM transmission owners, filed a petition for review of the March 6, 2026, order in the U.S. Court of Appeals for the District of Columbia Circuit. On June 4, 2026, PJM submitted a compliance filing to remove the de minimis threshold from the tariff prospectively, effective June 1, 2026.
On October 7, 2026, the FERC issued an order addressing arguments raised on rehearing and clarification. The FERC continued to find that the de minimis threshold used in the DFAX cost allocation methodology is unjust, unreasonable and inconsistent with cost causation and reaffirmed the requirement for PJM to recalculate costs and issue refunds/surcharges (with interest) going back to June 18, 2015. However, the FERC found that material factual issues remained regarding the calculation of such costs and the appropriate refund amounts and therefore set the proceeding for hearing and settlement procedures.
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
Duke Energy Indiana
Indiana Coal Ash Recovery
In Duke Energy Indiana’s 2019 rate case, the IURC opened a subdocket for post-2018 coal ash related expenditures. In April 2020, Duke Energy Indiana filed testimony in the coal ash subdocket requesting recovery for post-2018 coal ash basin closure costs associated with closure plans that were approved by the Indiana Department of Environmental Management (IDEM) at that time as well as continued deferral approval and carrying costs on the balance of such coal ash basin closure costs. On November 3, 2021, the IURC issued an order allowing recovery of the post-2018 coal ash basin closure costs, as well as continuing deferral, with carrying costs on the balance. The OUCC and the Duke Industrial Group appealed. The Indiana Court of Appeals issued its opinion on February 21, 2023, reversing the IURC's order to the extent that it allowed Duke Energy Indiana to recover federally mandated costs incurred prior to the IURC's November 3, 2021, order. In addition, the Indiana Court of Appeals found that any costs incurred pre-petition to determine federally mandated compliance options were not specifically authorized by the statute and should also be disallowed.
In 2023, Duke Energy Indiana filed its proposal to remove from rates certain costs incurred prior to the IURC's November 3, 2021, order date. On September 20, 2023, the IURC approved Duke Energy Indiana's proposal to remove the costs from its rates and assessed simple interest on the refunds at a rate of 4.71% from the dates the costs were initially recovered from customers. In the 2024 Indiana Rate Case, Duke Energy Indiana included a request to recover the pre-order costs denied by the Indiana Court of Appeals and certain future coal ash closure costs as part of depreciation costs. The IURC's January 29, 2025, order in the 2024 Indiana Rate Case denied recovery of the pre-order costs previously denied by the Indiana Court of Appeals but approved the recovery of certain future coal ash closure costs as part of depreciation costs.
In 2023, Duke Energy Indiana filed a petition under the amended version of the federal mandate statute for additional post-2018 coal ash closure costs for the remaining basins not included in the Indiana coal ash recovery case from 2020. On May 8, 2024, the IURC granted a CPCN and approved these coal ash related compliance projects as federally mandated compliance projects. In June 2024, the Citizens Action Coalition of Indiana (CAC) filed a notice of appeal of the IURC's order. On August 26, 2025, the Indiana Court of Appeals reversed the IURC decision, concluding that the IURC incorrectly allowed Duke Energy Indiana to collect certain of those coal ash costs from customers. In October 2025, Duke Energy Indiana and the Indiana Office of Attorney General filed separate petitions requesting the Indiana Supreme Court to review the case. On January 26, 2026, the Indiana Supreme Court denied Duke Energy Indiana's and the Indiana Office of Attorney General's petitions. The ruling did not have a material impact on results of operations, cash flows or financial position.
On March 30, 2026, Duke Energy Indiana filed its petition for Environmental Cost Rider (ECR) 45 to implement changes directed by the Indiana Court of Appeals' decision. On August 13, 2026, the IURC issued an order in ECR 45 approving the refund calculation and six-month flow-back period as proposed but denying Duke Energy Indiana's proposal to revise the sharing of insurance proceeds received to be consistent with the pro-rata sharing of coal ash closure costs through December 2024. Revised rates became effective on August 17, 2026. On September 11, 2026, Duke Energy Indiana filed a notice of appeal of the order with the Indiana Court of Appeals.
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

FINANCIAL STATEMENTS	REGULATORY MATTERS
On June 17, 2025, Duke Energy Indiana entered into a settlement agreement with one of the parties in this proceeding to conduct a study evaluating the feasibility of third-party operation of the Cayuga coal units. On July 11, 2025, Duke Energy Indiana entered into a settlement agreement with an additional party in this proceeding agreeing to the need of the units and addressing accounting and ratemaking components. Neither agreement altered the underlying plans in the pending CPCN application. On October 29, 2025, the IURC issued its order approving the settlement agreements, granting the CPCN and approving cost recovery through the proposed GCT. On November 26, 2025, CAC filed a notice of appeal of the IURC's order. Duke Energy Indiana filed a petition to transfer the case to the Indiana Supreme Court. The petition was granted in April 2026, and oral arguments were held in September 2026.
In April 2026, Duke Energy Indiana's first GCT tariff rates to recover Cayuga CC CPCN-related costs were effective. In October 2026, Duke Energy Indiana's second GCT tariff rates to recover Cayuga CC CPCN-related costs were effective. These rates will remain in place for approximately six months or until superseded by IURC-approved rates in a subsequent filing. The estimated average cumulative retail rate impact during construction and initial in-service periods from April 2026 through May 2031 is approximately 5.6%.
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
On August 19, 2026, Piedmont, the South Carolina Office of Regulatory Staff and other intervening parties filed a comprehensive settlement agreement with the PSCSC which includes a net retail revenue increase of approximately $6 million, an ROE of 9.8% and an equity ratio of 53%. On September 30, 2026, the PSCSC approved the settlement agreement. New rates became effective with the first billing cycle of October 2026.
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

(in millions)	September 30, 2026	December 31, 2025
Reserves for Environmental Remediation
Duke Energy	$95	$72
Duke Energy Carolinas	33	36
Progress Energy	28	20
Duke Energy Progress	10	10
Duke Energy Florida	18	10
Duke Energy Ohio	28	12
Duke Energy Indiana	2	2
Piedmont	3	2
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
On May 21, 2020, in response to a NTE petition challenging Duke Energy Carolinas' termination of the LGIA, the FERC issued a ruling that 1) it has exclusive jurisdiction to determine whether a transmission provider may terminate an LGIA; 2) the FERC approval is required to terminate a conforming LGIA if objected to by the interconnection customer; and 3) Duke Energy may not announce the termination of a conforming LGIA unless the FERC has approved the termination. The FERC's Office of Enforcement also initiated an investigation of Duke Energy Carolinas into matters pertaining to the LGIA. In April 2023, Duke Energy Carolinas received notice from the FERC Office of Enforcement that they have closed their non-public investigation with no further action recommended.
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
On October 15, 2025, all defendants jointly filed an omnibus motion to dismiss all claims in the complaint. On November 5, 2025, the plaintiffs filed an amended complaint adding Duke Energy Carolinas and Duke Energy Business Services as defendants and including additional factual allegations to support their complaint. Although not named as a defendant, Duke Energy Progress is alleged in the amended complaint to have participated in the claimed conspiracy. In response to the amended complaint, defendants filed an omnibus motion to dismiss on December 19, 2025, and the court held oral argument on May 13, 2026. On August 5, 2026, the court dismissed the amended complaint without prejudice, concluding that the claims were not timely pleaded and that certain claims were otherwise insufficient as pleaded. On September 21, 2026, the plaintiffs sought leave to file a second amended complaint, asserting they possess new direct evidence supporting their allegations. On October 8, 2026, the Court granted the plaintiffs’ leave to file the second amended complaint and established a briefing schedule. The defendants' consolidated motion to dismiss all claims is due November 23, 2026.

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
Duke Energy Carolinas has recognized asbestos-related reserves of $369 million at September 30, 2026, and $395 million at December 31, 2025. These reserves are classified in Other within Other Noncurrent Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based on Duke Energy Carolinas' best estimate for current and future asbestos claims through 2046 and are recorded on an undiscounted basis. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2046 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Receivables for insurance recoveries were $529 million at September 30, 2026, and $555 million at December 31, 2025. These amounts are classified in Other within Other Noncurrent Assets and Receivables within Current Assets on the Condensed Consolidated Balance Sheets. Any future payments up to the policy limit will be reimbursed by the third-party insurance carrier. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
The reserve for credit losses for insurance receivables for the asbestos-related injuries and damages is $9 million as of September 30, 2026, and December 31, 2025, for both Duke Energy and Duke Energy Carolinas. The insurance receivable is evaluated based on the risk of default and the historical losses, current conditions and expected conditions around collectability. Management evaluates the risk of default annually based on payment history, credit rating and changes in the risk of default from credit agencies.
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
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended September 30, 2026
				Duke	Duke	Duke	Duke	Duke	Duke
	Maturity	Interest	Duke	Energy	Energy	Energy	Energy	Energy	Energy
Issuance Date	Date	Rate	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Unsecured Debt
March 2026(a)	March 2029	3.000%	1,500	1,500	—	—	—	—	—
August 2026(b)	August 2032	4.850%	1,000	1,000	—	—	—	—	—
August 2026(b)	August 2036	4.850%	1,000	1,000	—	—	—	—	—
September 2026(f)	September 2033	5.790%	50	—	—	—	—	50	—
September 2026(f)	September 2038	6.130%	50	—	—	—	—	50	—
First Mortgage Bonds
March 2026(c)	March 2036	4.950%	500	—	—	—	—	—	500
March 2026(d)	April 2076	3.293%	275	—	—	—	275	—	—
June 2026(e)	June 2031	4.650%	400	—	400	—	—	—	—
June 2026(e)	June 2036	5.150%	1,000	—	1,000	—	—	—	—
June 2026(e)	June 2056	5.750%	1,000	—	1,000	—	—	—	—
September 2026(c)	September 2036	5.550%	700	—	—	700	—	—	—
September 2026(c)	September 2056	6.150%	300	—	—	300	—	—	—
Total issuances			$7,775	$3,500	$2,400	$1,000	$275	$100	$500
(a)See "Duke Energy (Parent) Convertible Senior Notes" below for additional information.
(b)See "Duke Energy (Parent) Equity Units" below for additional information.
(c)Proceeds were used to pay down short-term debt and for general company purposes.
(d)Floating interest rate debt. Proceeds were used to pay down short-term debt and for general company purposes.
(e)Proceeds were used to repay $500 million of Duke Energy Carolinas' 364-day term loan facility, pay down short-term debt and for general company purposes and are expected to be used to repay $600 million of maturities due December 2026.
(f)Proceeds were used to pay down short-term debt and for general corporate purposes.
Duke Energy (Parent) Convertible Senior Notes

On April 15, 2026, Duke Energy (Parent) settled all of its outstanding 4.125% Convertible Senior Notes due April 2026 (the Notes due 2026) upon conversion. In accordance with the terms of the indenture and at Duke Energy's election, Duke Energy paid approximately $1.7 billion in cash equal to the aggregate principal amount of the Notes due 2026 and issued 1.4 million shares of its common stock to settle the conversion premium, as the conversion value exceeded the principal amount of the Notes due 2026.
In March 2026, Duke Energy (Parent) completed the sale of $1.5 billion aggregate principal amount of 3.000% Convertible Senior Notes due March 2029 (Convertible Notes). The Convertible Notes are senior unsecured obligations of Duke Energy and will mature on March 15, 2029, unless earlier converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a fixed rate of 3.000% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. Proceeds from the issuance were used to repay a portion of the $1.7 billion aggregate principal amount of Notes due 2026 and for general corporate purposes.
Prior to the close of business on the business day immediately preceding December 15, 2028, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events, including:
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
•during the five consecutive business day period after any 10 consecutive trading day period (the measurement period) in which the trading price, as defined, per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Duke Energy common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events described in the indenture agreement.
On or after December 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time regardless of the foregoing conditions. Upon conversion, Duke Energy will pay cash up to the aggregate principal amount of the Convertible Notes being converted and will pay or deliver, as applicable, cash, shares of Duke Energy common stock, $0.001 par value per share, or a combination thereof, at Duke Energy's election, in respect of any conversion value in excess of such principal amount.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
The conversion rate for the Convertible Notes is initially 6.2277 shares of Duke Energy's common stock per $1,000 principal amount of Convertible Notes. The initial conversion price represented a premium of approximately 22.5% over the last reported sale price of Duke Energy common stock on the NYSE on March 9, 2026. The conversion rate and corresponding conversion price will not be adjusted for accrued and unpaid interest but will be subject to adjustment in certain circumstances, including stock splits or share combinations, certain distributions to common stockholders, or tender offers at off-market prices. The changes in the conversion rates are intended to make convertible note holders whole for changes in the fair value of Duke Energy common stock resulting from such events. Duke Energy may not redeem the Convertible Notes prior to maturity.
The Convertible Notes were issued pursuant to an indenture dated March 12, 2026, between Duke Energy and The Bank of New York Mellon Trust Company, N.A. as trustee. The terms of the Convertible Notes include customary fundamental change provisions to which holders may require Duke Energy to repurchase all or a portion of their Convertible Notes upon the occurrence of certain events, such as a stockholder-approved plan of liquidation or the delisting of Duke Energy's common stock from the NYSE.
Duke Energy (Parent) Equity Units
In August 2026, Duke Energy (Parent) completed the sale of 40 million equity units (Equity Units), initially in the form of corporate units (Corporate Units), for gross proceeds of $2 billion. Net proceeds were used to pay down short-term debt and for general corporate purposes and are expected to be used to redeem $500 million of Duke Energy's 3.25% Junior Subordinated Debentures due 2082.
Each Equity Unit has a stated amount of $50 and initially is in the form of a Corporate Unit comprised of (i) a purchase contract obligating the holder to purchase, and Duke Energy to sell, shares of Duke Energy common stock on August 1, 2029 (Purchase Contract Settlement Date), and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in $1,000 principal amount of each of Duke Energy's Remarketable Senior Notes due August 2032 and August 2036 (together, the RSNs). The RSNs are direct, unsecured and unsubordinated obligations of Duke Energy (Parent). The RSNs are pledged to secure each holder's obligation under the related purchase contract and holders may substitute U.S. Treasury securities for the RSNs as collateral. Corporate Unit holders receive quarterly distributions at an annual rate of 7.75%, consisting of interest on the RSNs at a rate of 4.85% and contract adjustment payments at a rate of 2.90%. At issuance, Duke Energy elected to defer the $159 million contract adjustment payment obligation. Deferred amounts accrue additional payments at the total distribution rate of 7.75%, and no deferral period may extend beyond the Purchase Contract Settlement Date.
The number of shares deliverable under each purchase contract is based on the average of the daily volume-weighted average price of Duke Energy common stock over a specified 20 trading-day period preceding the Purchase Contract Settlement Date, subject to a collar, as follows:
•If the applicable market value is greater than or equal to the threshold appreciation price of $151.47, the holder will receive 0.3301 shares (approximately 13.2 million shares in total).
•If the applicable market value is less than the threshold appreciation price but greater than the reference price of $121.18, the holder will receive a number of shares equal to $50 divided by the applicable market value.
•If the applicable market value is less than or equal to the reference price, the holder will receive 0.4126 shares (approximately 16.5 million shares in total).
Duke Energy may redeem the RSNs upon the occurrence of a tax credit event at a price equal to the cost of a portfolio of U.S. Treasury securities that replace the RSNs as collateral securing the purchase contracts. Duke Energy may also redeem the RSNs, in whole or in part, at par plus accrued interest on or after August 1, 2031, if the final remarketing is unsuccessful. The RSNs are subject to acceleration upon an event of default.
Duke Energy expects to remarket the RSNs during specified periods prior to the Purchase Contract Settlement Date. Following a successful remarketing, the interest rate on the applicable RSNs will be reset to a fixed market rate, interest will become payable semiannually and Duke Energy's option to redeem the RSNs will cease. If the final remarketing is unsuccessful, holders will have the right to put the RSNs to Duke Energy at par, with the proceeds applied to satisfy the holders' obligations under the purchase contracts.
The proceeds from the sale of the Corporate Units were allocated between the RSNs and the purchase contracts, including the obligation to make contract adjustment payments, based on the fair value of each instrument at the time of issuance. The RSNs were recorded as Long-Term Debt on Duke Energy Corporation’s Condensed Consolidated Balance Sheets and are measured at amortized cost. No embedded derivatives were required to be separated from the RSNs. The purchase contracts are indexed to Duke Energy's own common stock and, accordingly, are classified within stockholders' equity with no gain or loss recognized upon settlement. Duke Energy has sufficient authorized and unissued shares to settle the purchase contracts, which require the issuance of up to 16.5 million shares under the standard settlement provisions and up to 29.9 million shares upon early settlement following a fundamental change. Duke Energy reassesses whether the purchase contracts continue to meet the criteria for equity classification each reporting period.
At issuance, the contract adjustment payment obligation was recorded as a liability with an offsetting reduction to Additional paid-in capital on Duke Energy Corporation's Condensed Consolidated Balance Sheets. Recognition of the contract adjustment payment liability was a non-cash transaction and, accordingly, was not reported in Duke Energy’s Condensed Consolidated Statements of Cash Flows. The contract adjustment payment liability is subsequently accreted to the total contractual payment amount through interest expense over the term of the purchase contracts. As of September 30, 2026, $49 million and $110 million of the contract adjustment payment obligation were classified within Other Current Liabilities and Other Noncurrent Liabilities, respectively, on Duke Energy's Condensed Consolidated Balance Sheets.
Before settlement, the purchase contracts are reflected in Duke Energy's diluted EPS using the treasury stock method. Accordingly, the purchase contracts generally will have a dilutive effect on EPS when the average market price of Duke Energy common stock exceeds the threshold appreciation price of $151.47. Use of the treasury stock method is assessed each reporting period and, if a successful remarketing of the RSNs were no longer probable, Duke Energy would apply the if-converted method. The purchase contracts do not participate in Duke Energy's earnings and, accordingly, are not participating securities.

FINANCIAL STATEMENTS	DEBT AND CREDIT FACILITIES
CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2026
Unsecured Debt
Duke Energy (Parent)	January 2027	4.850%	600
Duke Energy (Parent)	August 2027	3.150%	750
Duke Energy (Parent)(c)	September 2030	4.000%	168
Duke Energy (Parent)(c)	November 2039	4.250%	234
Duke Energy Carolinas Term Loan Facility(a)	March 2027	4.736%	1,000
Duke Energy Progress Term Loan Facility(a)	March 2027	4.736%	300
Piedmont	July 2027	3.570%	200
Piedmont	July 2027	3.470%	100
First Mortgage Bonds
Duke Energy Carolinas	December 2026	2.950%	600
Duke Energy Florida	January 2027	3.200%	650
Duke Energy Progress	March 2027	4.350%	500
Duke Energy Florida(a)(b)	October 2073	3.282%	200
Duke Energy Florida(a)(b)	April 2074	3.282%	173
Duke Energy Florida(a)(b)	April 2076	3.293%	275
Other(d)			366
Current maturities of long-term debt			$6,116
(a)Floating interest rate debt.
(b)These first mortgage bonds are classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets based on terms of the indentures, which could require repayment in less than 12 months if exercised by the bondholders.
(c)These tax-exempt bonds are classified as Current maturities of long-term debt on the Consolidated Balance Sheets as of September 30, 2026, due to mandatory put options expiring within 12 months. Duke Energy (Parent) anticipates remarketing the bonds and the securities are expected to be reclassified to Long-Term Debt once successfully remarketed.
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
The table below includes the current borrowing sublimits and available capacity under these credit facilities.

	September 30, 2026
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana	Piedmont
Facility size(a)	$10,000	$3,500	$1,150	$1,775	$1,100	$925	$750	$800
Reduction to backstop issuances
Commercial paper(b)	(1,940)	(1,230)	(300)	(150)	(37)	(34)	(154)	(35)
Outstanding letters of credit	(7)	(2)	(4)	(1)	—	—	—	—
Tax-exempt bonds	(81)	—	—	—	—	—	(81)	—
Available capacity under the Master Credit Facility	$7,972	$2,268	$846	$1,624	$1,063	$891	$515	$765
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
Duke Energy Carolinas and Duke Energy Progress
In March 2026, Duke Energy Carolinas and Duke Energy Progress entered into 364-day term loan facilities with commitments totaling $1.5 billion and $300 million, respectively. During the second quarter of 2026, Duke Energy Carolinas repaid $500 million of borrowings under its facility. As of September 30, 2026, outstanding borrowings of $1 billion and $300 million under the Duke Energy Carolinas and Duke Energy Progress term loan facilities, respectively, were classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The borrowings were used primarily to fund incurred fuel and storm costs, to pay down short-term debt and for general company purposes.
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
The following table presents the AROs recorded on the Condensed Consolidated Balance Sheets.

	September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Decommissioning of nuclear power facilities	$4,986	$2,241	$2,546	$2,515	$31	$—	$—	$—
Closure of ash impoundments	3,983	1,349	1,593	1,570	23	90	952	—
Other	363	76	157	48	109	73	30	26
Total ARO	$9,332	$3,666	$4,296	$4,133	$163	$163	$982	$26
Less: Current portion	462	188	160	159	1	6	108	—
Total noncurrent ARO	$8,870	$3,478	$4,136	$3,974	$162	$157	$874	$26
ARO Liability Rollforward
The following table presents the change in liability associated with AROs for the Duke Energy Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2025(a)	$9,625	$3,842	$4,486	$4,289	$197	$135	$1,125	$25
Accretion expense(b)	370	140	165	160	5	5	46	1
Liabilities settled(c)	(423)	(164)	(196)	(157)	(39)	(4)	(58)	—
Revisions in estimates of cash flows(d)	(240)	(152)	(159)	(159)	—	27	(131)	—
Balance at September 30, 2026	$9,332	$3,666	$4,296	$4,133	$163	$163	$982	$26
(a)Primarily relates to decommissioning nuclear power facilities, closure of ash impoundments, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.
(b)For the nine months ended September 30, 2026, substantially all accretion expense has been deferred in accordance with regulatory accounting treatment.
(c)Primarily relates to ash impoundment closures and nuclear decommissioning.
(d)The revision amounts primarily represent the change in discounted cash flows for estimated closure costs as evaluated on a site-by-site basis. The decreases reflect a shift in timing of costs to future years. Duke Energy amounts include the impact of purchase accounting adjustments related to the merger with Progress Energy.
Asset retirement costs associated with the AROs for operating plants and retired plants are included in Net property, plant and equipment and Regulatory assets, respectively, on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	GOODWILL

8. GOODWILL
Duke Energy
Duke Energy's Goodwill balance of $19.0 billion is allocated $17.4 billion to EU&I and $1.6 billion to GU&I on Duke Energy's Condensed Consolidated Balance Sheets at September 30, 2026, and December 31, 2025. There are no accumulated impairment charges.
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
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million, allocated $596 million to EU&I and $324 million to GU&I, is presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2026, and December 31, 2025.
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
Impairment Testing
Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value for Duke Energy, Progress Energy, Duke Energy Ohio and Piedmont exceeded their respective carrying values at the date of the annual impairment analysis, no goodwill impairment charges were recorded in the third quarter of 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$153	$153	$480	$488
Indemnification coverages(b)	12	13	37	40
JDA revenue(c)	35	12	230	102
JDA expense(c)	88	58	326	245
Intercompany natural gas purchases(d)	2	1	6	5
Progress Energy
Corporate governance and shared service expenses(a)	$153	$145	$478	$436
Indemnification coverages(b)	19	16	57	48
JDA revenue(c)	88	58	326	245
JDA expense(c)	35	12	230	102
Intercompany natural gas purchases(d)	17	19	53	57
Duke Energy Progress
Corporate governance and shared service expenses(a)	$91	$87	$285	$254
Indemnification coverages(b)	9	7	25	20
JDA revenue(c)	88	58	326	245
JDA expense(c)	35	12	230	102
Intercompany natural gas purchases(d)	17	19	53	57
Duke Energy Florida
Corporate governance and shared service expenses(a)	$62	$58	$193	$182
Indemnification coverages(b)	10	9	32	28
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$70	$68	$211	$202
Indemnification coverages(b)	1	1	4	4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$98	$80	$272	$224
Indemnification coverages(b)	3	2	9	7
Piedmont
Corporate governance and shared service expenses(a)	$27	$38	$90	$105
Indemnification coverages(b)	1	1	4	4
Intercompany natural gas sales(d)	19	20	59	62
Natural gas storage and transportation costs(e)	6	5	17	16
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

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
September 30, 2026
Intercompany income tax receivable	$11	$123	$85	$40	$13	$32	$4

December 31, 2025
Intercompany income tax payable	$81	$72	$77	$12	$10	$39	$59
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026, and 2025, were not material. Duke Energy's interest rate derivatives designated as hedges include forward-starting interest rate swaps not accounted for under regulatory accounting.
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

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
The following tables show notional amounts of outstanding derivatives related to interest rate risk.

	September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$2,025	$—	$—	$—	$—	$—	$—
Undesignated contracts	4,927	3,050	1,475	—	1,475	375	27
Total notional amount	$6,952	$3,050	$1,475	$—	$1,475	$375	$27

	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana	Ohio
Cash flow hedges	$1,725	$—	$—	$—	$—	$—	$—
Undesignated contracts	3,852	2,175	1,325	650	675	325	27
Total notional amount	$5,577	$2,175	$1,325	$650	$675	$325	$27
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
Cash Flow Hedges
For derivatives designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction impacts earnings. Gains and losses reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026, and 2025, were not material. Duke Energy’s commodity derivatives designated as hedges include fixed-price energy futures at Duke Energy Ohio.
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

	September 30, 2026
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	20,734	—	—	—	2,657	18,077	—
Natural gas (millions of dekatherms)	750	293	263	263	—	33	161

	December 31, 2025
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Ohio	Indiana	Piedmont
Electricity (GWh)	10,615	—	—	—	1,349	9,266	—
Natural gas (millions of dekatherms)	814	307	286	286	—	33	188
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
The following table shows Duke Energy's outstanding derivatives related to foreign currency risk at September 30, 2026.

							Fair Value Gain (Loss)(a)
							(in millions)
	Pay Notional		Receive Notional		Receive	Hedge	Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)	Pay Rate	(in millions)		Rate	Maturity Date	2026	2025	2026	2025
Fair value hedges
	$645	4.75%	600	euros	3.10%	June 2028	$(6)	$(3)	$(25)	$83
	537	5.31%	500	euros	3.85%	June 2034	(5)	(3)	(21)	69
	815	5.65%	750	euros	3.75%	April 2031	(7)	(4)	(31)	104
Total notional amount	$1,997		1,850	euros			$(18)	$(10)	$(77)	$256
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

Derivative Assets	September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$41	$—	$1	$1	$—	$6	$32	$1
Noncurrent	22	10	12	12	—	—	—	—
Total Derivative Assets – Commodity Contracts	$63	$10	$13	$13	$—	$6	$32	$1
Interest Rate Contracts
Designated as Hedging Instruments
Current	$92	$—	$—	$—	$—	$—	$—	$—
Noncurrent	93	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	28	—	28	—	28	—	—	—
Noncurrent	428	292	110	—	110	—	26	—
Total Derivative Assets – Interest Rate Contracts	$641	$292	$138	$—	$138	$—	$26	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	114	—	—	—	—	—	—	—
Total Derivative Assets – Foreign Currency Contracts	$114	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$818	$302	$151	$13	$138	$6	$58	$1

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$218	$111	$78	$78	$—	$—	$15	$14
Noncurrent	65	15	13	13	—	—	—	37
Total Derivative Liabilities – Commodity Contracts	$283	$126	$91	$91	$—	$—	$15	$51
Foreign Currency Contracts
Designated as Hedging Instruments
Current	29	—	—	—	—	—	—	—
Total Derivative Liabilities – Foreign Currency Contracts	$29	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$312	$126	$91	$91	$—	$—	$15	$51

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$28	$9	$7	$7	$—	$—	$11	$—
Noncurrent	28	12	16	16	—	—	—	—
Total Derivative Assets – Commodity Contracts	$56	$21	$23	$23	$—	$—	$11	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$25	$—	$—	$—	$—	$—	$—	$—
Noncurrent	20	—	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	63	34	29	29	1	—	—	—
Noncurrent	62	46	15	—	14	—	1	—
Total Derivative Assets – Interest Rate Contracts	$170	$80	$44	$29	$15	$—	$1	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Noncurrent	$156	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets – Foreign Currency Contracts	$156	$—	$—	$—	$—	$—	$—	$—
Total Derivative Assets	$382	$101	$67	$52	$15	$—	$12	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Commodity Contracts
Not Designated as Hedging Instruments
Current	$104	$53	$25	$25	$—	$—	$7	$19
Noncurrent	106	32	21	21	—	—	—	53
Total Derivative Liabilities – Commodity Contracts	$210	$85	$46	$46	$—	$—	$7	$72
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$—	$3	$(4)	$(5)	$1	$—	$2	$—
Noncurrent	7	—	6	6	—	1	—	—
Total Derivative Liabilities – Interest Rate Contracts	$7	$3	$2	$1	$1	$1	$2	$—
Foreign Currency Contracts
Designated as Hedging Instruments
Current	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities – Foreign Currency Contracts	$27	$—	$—	$—	$—	$—	$—	$—
Total Derivative Liabilities	$244	$88	$48	$47	$1	$1	$9	$72
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

Derivative Assets	September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$161	$—	$29	$1	$28	$6	$32	$1
Offset	(1)	—	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$160	$—	$28	$—	$28	$6	$32	$1
Noncurrent
Gross amounts recognized	$657	$302	$122	$12	$110	$—	$26	$—
Offset	(16)	(8)	(8)	(8)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$641	$294	$114	$4	$110	$—	$26	$—

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING

Derivative Liabilities	September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$247	$111	$78	$78	$—	$—	$15	$14
Offset	(1)	—	(1)	(1)	—	—	—	—
Cash collateral posted	(6)	(1)	—	—	—	—	(6)	—
Net amounts presented in Current Liabilities: Other	$240	$110	$77	$77	$—	$—	$9	$14
Noncurrent
Gross amounts recognized	$65	$15	$13	$13	$—	$—	$—	$37
Offset	(16)	(8)	(8)	(8)	—	—	—	—
Cash collateral posted	(1)	(1)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$48	$6	$5	$5	$—	$—	$—	$37

Derivative Assets	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$116	$43	$36	$36	$1	$—	$11	$—
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Net amounts presented in Current Assets: Other	$100	$34	$29	$29	$1	$—	$11	$—
Noncurrent
Gross amounts recognized	$266	$58	$31	$16	$14	$—	$1	$—
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Net amounts presented in Other Noncurrent Assets: Other	$244	$47	$20	$5	$14	$—	$1	$—

Derivative Liabilities	December 31, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Current
Gross amounts recognized	$131	$56	$21	$20	$1	$—	$9	$19
Offset	(16)	(9)	(7)	(7)	—	—	—	—
Cash collateral posted	(8)	(1)	—	—	—	—	(7)	—
Net amounts presented in Current Liabilities: Other	$107	$46	$14	$13	$1	$—	$2	$19
Noncurrent
Gross amounts recognized	$113	$32	$27	$27	$—	$1	$—	$53
Offset	(22)	(11)	(11)	(11)	—	—	—	—
Cash collateral posted	(1)	(1)	—	—	—	—	—	—
Net amounts presented in Other Noncurrent Liabilities: Other	$90	$20	$16	$16	$—	$1	$—	$53

FINANCIAL STATEMENTS	DERIVATIVES AND HEDGING
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

	September 30, 2026
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$196	$106	$90	$90
Fair value of collateral already posted	1	1	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	$195	$105	$90	$90

	December 31, 2025
		Duke		Duke
	Duke	Energy	Progress	Energy
(in millions)	Energy	Carolinas	Energy	Progress
Aggregate fair value of derivatives in a net liability position	$102	$59	$43	$43
Fair value of collateral already posted	2	2	—	—
Additional cash collateral or letters of credit in the event credit risk-related contingent features were triggered	100	57	43	43
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
Other AFS Securities
Unrealized gains and losses on all other AFS securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment has a credit loss. The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value is related to a credit loss. If a credit loss exists, the unrealized credit loss is included in earnings. There were no material credit losses as of September 30, 2026, and December 31, 2025.
Other Investments amounts are recorded in Other within Other Noncurrent Assets on the Condensed Consolidated Balance Sheets.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$255	$—	$—	$175
Equity securities	5,365	20	7,129	6,041	14	8,519
Corporate debt securities	—	84	1,522	17	18	1,056
Municipal bonds	—	26	303	4	13	366
U.S. government bonds	—	204	3,645	31	39	2,487
Other debt securities	1	15	427	3	5	284
Total NDTF Investments	$5,366	$349	$13,281	$6,096	$89	$12,887
Other Investments
Cash and cash equivalents	$—	$—	$127	$—	$—	$53
Equity securities	75	—	157	57	—	139
Corporate debt securities	—	6	70	—	2	75
Municipal bonds	—	3	73	—	1	67
U.S. government bonds	—	8	51	—	4	59
Other debt securities	—	5	56	—	2	45
Total Other Investments	$75	$22	$534	$57	$9	$438
Total Investments	$5,441	$371	$13,815	$6,153	$98	$13,325
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2026, and 2025, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
FV-NI:
Realized gains	$146	$848	$1,703	$1,015
Realized losses	31	21	195	102
AFS:
Realized gains	14	23	49	43
Realized losses	41	20	122	57
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$123	$—	$—	$92
Equity securities	3,165	14	4,073	3,533	10	4,896
Corporate debt securities	—	57	947	9	15	662
Municipal bonds	—	1	5	—	5	42
U.S. government bonds	—	125	2,157	16	26	1,403
Other debt securities	1	11	293	3	5	242
Total NDTF Investments	$3,166	$208	$7,598	$3,561	$61	$7,337

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2026, and 2025, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
FV-NI:
Realized gains	$81	$490	$967	$594
Realized losses	15	12	109	53
AFS:
Realized gains	10	17	30	32
Realized losses	26	17	82	40
PROGRESS ENERGY
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$132	$—	$—	$83
Equity securities	2,200	6	3,056	2,508	4	3,623
Corporate debt securities	—	27	575	8	3	394
Municipal bonds	—	25	298	4	8	324
U.S. government bonds	—	79	1,488	15	13	1,084
Other debt securities	—	4	134	—	—	42
Total NDTF Investments	$2,200	$141	$5,683	$2,535	$28	$5,550
Other Investments
Cash and cash equivalents	$—	$—	$25	$—	$—	$34
Municipal bonds	—	1	25	—	—	24
Total Other Investments	$—	$1	$50	$—	$—	$58
Total Investments	$2,200	$142	$5,733	$2,535	$28	$5,608
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2026, and 2025, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
FV-NI:
Realized gains	$65	$358	$736	$421
Realized losses	16	9	86	49
AFS:
Realized gains	4	6	19	11
Realized losses	15	3	40	17

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$103	$—	$—	$71
Equity securities	2,056	6	2,901	2,380	4	3,485
Corporate debt securities	—	26	557	8	3	375
Municipal bonds	—	25	298	4	8	324
U.S. government bonds	—	75	1,423	14	10	958
Other debt securities	—	4	130	—	—	41
Total NDTF Investments	$2,056	$136	$5,412	$2,406	$25	$5,254
Other Investments
Cash and cash equivalents	$—	$—	$18	$—	$—	$24
Total Other Investments	—	—	18	—	—	24
Total Investments	$2,056	$136	$5,430	$2,406	$25	$5,278
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2026, and 2025, were as follows.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
FV-NI:
Realized gains	$64	$358	$735	$419
Realized losses	15	9	85	49
AFS:
Realized gains	4	5	18	10
Realized losses	15	3	39	16
DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are classified as FV-NI and debt investments are classified as AFS.

	September 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
NDTF
Cash and cash equivalents	$—	$—	$29	$—	$—	$12
Equity securities	144	—	155	128	—	138
Corporate debt securities	—	1	18	—	—	19
U.S. government bonds	—	4	65	1	3	126
Other debt securities	—	—	4	—	—	1
Total NDTF Investments(a)	$144	$5	$271	$129	$3	$296
Other Investments
Cash and cash equivalents	$—	$—	$3	$—	$—	$5
Municipal bonds	—	1	25	—	—	24
Total Other Investments	—	1	28	—	—	29
Total Investments	$144	$6	$299	$129	$3	$325
(a)During the nine months ended September 30, 2026, and the year ended December 31, 2025, Duke Energy Florida received reimbursements from the NDTF for costs related to ongoing decommissioning activity of Crystal River Unit 3.

FINANCIAL STATEMENTS	INVESTMENTS IN DEBT AND EQUITY SECURITIES
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2026, and 2025, were immaterial.

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in debt and equity securities; equity investments are measured at FV-NI and debt investments are classified as AFS.

	September 30, 2026			December 31, 2025
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses	Value	Gains	Losses	Value
Investments
Equity securities	$13	$—	$60	$6	$—	$53
Corporate debt securities	—	—	—	—	—	1
Municipal bonds	—	2	27	—	1	25
U.S. government bonds	—	—	2	—	—	3
Total Investments	$13	$2	$89	$6	$1	$82
Realized gains and losses, which were determined on a specific identification basis, from sales of FV-NI and AFS securities for the three and nine months ended September 30, 2026, and 2025, were immaterial.
DEBT SECURITY MATURITIES
The table below summarizes the maturity date for debt securities.

	September 30, 2026
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Indiana
Due in one year or less	$53	$6	$44	$27	$17	$2
Due after one through five years	1,757	932	773	746	27	5
Due after five through 10 years	1,409	858	502	482	20	9
Due after 10 years	2,928	1,606	1,201	1,153	48	13
Total	$6,147	$3,402	$2,520	$2,408	$112	$29
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

	September 30, 2026
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$255	$255	$—	$—	$—
NDTF equity securities	7,129	7,121	1	—	7
NDTF debt securities	5,897	2,313	3,584	—	—
Other equity securities	157	157	—	—	—
Other debt securities	250	48	202	—	—
Other cash and cash equivalents	127	127	—	—	—
Derivative assets	818	3	778	37	—
Total assets	14,633	10,024	4,565	37	7
Derivative liabilities	(312)	(15)	(297)	—	—
Net assets	$14,321	$10,009	$4,268	$37	$7

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not Categorized
NDTF cash and cash equivalents	$175	$175	$—	$—	$—
NDTF equity securities	8,519	8,494	3	—	22
NDTF debt securities	4,193	1,480	2,713	—	—
Other equity securities	139	139	—	—	—
Other debt securities	246	55	191	—	—
Other cash and cash equivalents	53	53	—	—	—
Derivative assets	382	2	371	9	—
Total assets	13,707	10,398	3,278	9	22
Derivative liabilities	(244)	(7)	(237)	—	—
Net assets	$13,463	$10,391	$3,041	$9	$22

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$41	$14	$9	$9
Purchases, sales, issuances and settlements:
Purchases	—	—	33	14
Settlements	(13)	(4)	(14)	(2)
Total gains (losses) included on the Condensed Consolidated Balance Sheets	9	2	9	(9)
Balance at end of period	$37	$12	$37	$12
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2026
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$123	$123	$—	$—
NDTF equity securities	4,073	4,065	1	7
NDTF debt securities	3,402	1,343	2,059	—
Derivative assets	302	—	302	—
Total assets	7,900	5,531	2,362	7
Derivative liabilities	(126)	—	(126)	—
Net assets	$7,774	$5,531	$2,236	$7

	December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Not Categorized
NDTF cash and cash equivalents	$92	$92	$—	$—
NDTF equity securities	4,896	4,871	3	22
NDTF debt securities	2,349	776	1,573	—
Derivative assets	101	—	101	—
Total assets	7,438	5,739	1,677	22
Derivative liabilities	(88)	—	(88)	—
Net assets	$7,350	$5,739	$1,589	$22
PROGRESS ENERGY
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$132	$132	$—	$83	$83	$—
NDTF equity securities	3,056	3,056	—	3,623	3,623	—
NDTF debt securities	2,495	970	1,525	1,844	704	1,140
Other debt securities	25	—	25	24	—	24
Other cash and cash equivalents	25	25	—	34	34	—
Derivative assets	151	—	151	67	—	67
Total assets	5,884	4,183	1,701	5,675	4,444	1,231
Derivative liabilities	(91)	—	(91)	(48)	—	(48)
Net assets	$5,793	$4,183	$1,610	$5,627	$4,444	$1,183

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
DUKE ENERGY PROGRESS
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$103	$103	$—	$71	$71	$—
NDTF equity securities	2,901	2,901	—	3,485	3,485	—
NDTF debt securities	2,408	921	1,487	1,698	597	1,101
Other cash and cash equivalents	18	18	—	24	24	—
Derivative assets	13	—	13	52	—	52
Total assets	5,443	3,943	1,500	5,330	4,177	1,153
Derivative liabilities	(91)	—	(91)	(47)	—	(47)
Net assets	$5,352	$3,943	$1,409	$5,283	$4,177	$1,106
DUKE ENERGY FLORIDA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
NDTF cash and cash equivalents	$29	$29	$—	$12	$12	$—
NDTF equity securities	155	155	—	138	138	—
NDTF debt securities	87	49	38	146	107	39
Other debt securities	25	—	25	24	—	24
Other cash and cash equivalents	3	3	—	5	5	—
Derivative assets	138	—	138	15	—	15
Total assets	437	236	201	340	262	78
Derivative liabilities	—	—	—	(1)	—	(1)
Net assets	$437	$236	$201	$339	$262	$77
DUKE ENERGY OHIO
The recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets were not material at September 30, 2026, and December 31, 2025.
DUKE ENERGY INDIANA
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2026				December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Other equity securities	$60	$60	$—	$—	$53	$53	$—	$—
Other debt securities	29	—	29	—	29	—	29	—
Derivative assets	58	1	26	31	12	2	1	9
Total assets	147	61	55	31	94	55	30	9
Derivative liabilities	(15)	(15)	—	—	(9)	(7)	(2)	—
Net assets	$132	$46	$55	$31	$85	$48	$28	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$36	$13	$9	$8
Purchases, sales, issuances and settlements:
Purchases	—	—	31	12
Settlements	(13)	(3)	(13)	—
Total gains (losses) included on the Condensed Consolidated Balance Sheets	8	1	4	(9)
Balance at end of period	$31	$11	$31	$11
PIEDMONT
The following table provides recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets.

	September 30, 2026			December 31, 2025
(in millions)	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 2
Derivative assets	$1	$1	$—	$—	$—
Derivative liabilities	$(51)	—	$(51)	$(72)	$(72)
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following tables include quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2026
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Ohio
FTRs	$6	RTO auction pricing	FTR price – per MWh	$(0.10)	-	$3.88	$0.45
Duke Energy Indiana
FTRs	31	RTO auction pricing	FTR price – per MWh	(2.54)	-	18.54	1.53
Duke Energy
Total Level 3 derivatives	$37

	December 31, 2025
							Weighted
	Fair Value						Average
Investment Type	(in millions)	Valuation Technique	Unobservable Input	Range			Range
Duke Energy Indiana
FTRs	$9	RTO auction pricing	FTR price – per MWh	$(1.00)	–	$14.63	$1.13
Duke Energy
Total Level 3 derivatives	$9

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2026		December 31, 2025
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy(a)	$90,448	$79,858	$87,212	$79,863
Duke Energy Carolinas	22,180	19,752	18,777	16,764
Progress Energy	28,325	25,335	26,848	24,957
Duke Energy Progress	15,116	13,036	13,896	12,445
Duke Energy Florida	11,564	10,597	11,307	10,720
Duke Energy Ohio	4,478	3,998	4,420	4,151
Duke Energy Indiana	5,708	4,932	5,093	4,646
Piedmont	3,802	3,293	4,251	3,960
(a)Book value of long-term debt includes $858 million and $921 million at September 30, 2026, and December 31, 2025, respectively, of net unamortized debt discount and premium of purchase accounting adjustments related to the mergers with Progress Energy and Piedmont that are excluded from fair value of long-term debt.
At both September 30, 2026, and December 31, 2025, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and nonrecourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
CONSOLIDATED VIEs
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Duke Energy Registrants. The registrants have no requirement to provide liquidity to purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2026, and the year ended December 31, 2025, or is expected to be provided in the future that was not previously contractually required.
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
The following table summarizes the impact of DEFPF on Duke Energy Florida's Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2026	December 31, 2025
Regulatory Assets: Current	$63	$62
Current Assets: Other	15	34
Other Noncurrent Assets: Regulatory assets	632	682
Current maturities of long-term debt	62	61
Long-Term Debt	649	712
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
The following table summarizes the impact of these VIEs on Duke Energy Carolinas’ and Duke Energy Progress’ Consolidated Balance Sheets.

	September 30, 2026
	Duke Energy Carolinas			Duke Energy Progress
(in millions)	DECNCSF	DECNCSFII	DECSCSF	DEPNCSF	DEPNCSFII	DEPSCSF

Regulatory Assets: Current	$12	$29	$31	$39	$23	$8
Current Assets: Other	6	16	8	20	14	3
Other Noncurrent Assets: Regulatory assets	170	534	513	554	422	145
Current Maturities of Long-Term Debt	10	19	21	35	14	6
Current Liabilities: Other	1	7	2	4	5	1
Long-Term Debt	177	556	532	576	441	152

	December 31, 2025
	Duke Energy Carolinas			Duke Energy Progress
(in millions)	DECNCSF	DECNCSFII	DECSCSF	DEPNCSF	DEPNCSFII	DEPSCSF
Regulatory Assets: Current	12	29	31	39	23	8
Current Assets: Other	9	3	—	30	3	5
Other Noncurrent Assets: Regulatory assets	179	550	528	583	435	151
Current Maturities of Long-Term Debt	11	2	3	35	1	5
Current Liabilities: Other	2	7	3	7	6	3
Long-Term Debt	188	575	553	611	455	158
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
The following table summarizes the impact of these VIEs on Duke Energy Florida's and Duke Energy Indiana's Consolidated Balance Sheets.

(in millions)	September 30, 2026		December 31, 2025
	DEF ProCo	DEI ProCo	DEF ProCo
Inventory	$735	$402	$669
Property, Plant and Equipment: Cost	5,591	522	2,839
Property, Plant and Equipment: Accumulated depreciation and amortization	(144)	(2)	(75)
Accounts Payable	210	155	289
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
The majority of wholesale revenues are full requirements contracts where the customers purchase the substantial majority of their energy needs and do not have a fixed quantity of contractually required energy or capacity. As such, related forecasted revenues are considered optional purchases. Supplemental requirements contracts that include contracted blocks of energy and capacity at contractually fixed prices have the following estimated remaining performance obligations as of September 30, 2026:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Duke Energy Carolinas	$3	$12	$12	$—	$—	$—	$27
Progress Energy	10	43	13	13	14	29	122
Duke Energy Progress	1	6	6	6	7	14	40
Duke Energy Florida	9	37	7	7	7	15	82
Duke Energy Indiana	1	2	—	—	—	—	3
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
Fixed-capacity payments under long-term contracts for the GU&I segment include minimum margin contracts and supply arrangements with municipalities and power generation facilities. Revenues for related sales are recognized monthly as natural gas is delivered and stand-ready service is provided, consistent with invoiced amounts and unbilled estimates. Estimated remaining performance obligations as of September 30, 2026, are as follows:

	Remaining Performance Obligations
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Piedmont	$13	$46	$45	$44	$42	$109	$299
Other
The remainder of Duke Energy’s operations is presented as Other, which does not include material revenues from contracts with customers.

FINANCIAL STATEMENTS	REVENUE
Disaggregated Revenues
Disaggregated revenues are presented as follows:

	Three Months Ended September 30, 2026
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$4,261	$1,402	$2,089	$976	$1,113	$336	$432	$—
Commercial	2,499	935	1,065	545	520	167	331	—
Industrial	986	425	280	210	70	38	245	—
Wholesale	735	204	434	394	40	44	54	—
Other revenues	270	120	238	142	96	15	18	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$8,751	$3,086	$4,106	$2,267	$1,839	$600	$1,080	$—

Gas Utilities and Infrastructure
Residential	$146	$—	$—	$—	$—	$84	$—	$62
Commercial	90	—	—	—	—	31	—	59
Industrial	31	—	—	—	—	7	—	24
Power Generation	—	—	—	—	—	—	—	6
Other revenues	80	—	—	—	—	4	—	82
Total Gas Utilities and Infrastructure revenue from contracts with customers	$347	$—	$—	$—	$—	$126	$—	$233

Other
Revenue from contracts with customers	$3	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$9,101	$3,086	$4,106	$2,267	$1,839	$726	$1,080	$233

Other revenue sources(a)	$3	$(31)	$6	$(25)	$28	$(8)	$28	$26
Total revenues	$9,104	$3,055	$4,112	$2,242	$1,867	$718	$1,108	$259

FINANCIAL STATEMENTS	REVENUE

	Three Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$3,953	$1,134	$2,098	$781	$1,318	$330	$394	$—
Commercial	2,339	793	1,087	475	614	166	297	—
Industrial	933	402	276	195	83	37	219	—
Wholesale	632	172	377	346	32	26	55	—
Other revenues	191	65	181	96	80	6	19	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$8,048	$2,566	$4,019	$1,893	$2,127	$565	$984	$—

Gas Utilities and Infrastructure
Residential	$143	$—	$—	$—	$—	$80	$—	$63
Commercial	84	—	—	—	—	27	—	57
Industrial	39	—	—	—	—	8	—	31
Power Generation	—	—	—	—	—	—	—	8
Other revenues	57	—	—	—	—	2	—	72
Total Gas Utilities and Infrastructure revenue from contracts with customers	$323	$—	$—	$—	$—	$117	$—	$231

Other
Revenue from contracts with customers	$6	$—	$—	$—	$—	$—	$—	$—
Total revenue from contracts with customers	$8,377	$2,566	$4,019	$1,893	$2,127	$682	$984	$231

Other revenue sources(a)	$165	$66	$55	$20	$30	$(3)	$8	$40
Total revenues	$8,542	$2,632	$4,074	$1,913	$2,157	$679	$992	$271

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2026
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$11,096	$3,561	$5,469	$2,556	$2,913	$884	$1,180	$—
Commercial	6,625	2,392	2,902	1,434	1,468	473	857	—
Industrial	2,676	1,114	793	577	216	106	664	—
Wholesale	2,188	520	1,392	1,245	147	143	134	—
Other revenues	867	555	769	457	312	58	38	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$23,452	$8,142	$11,325	$6,269	$5,056	$1,664	$2,873	$—

Gas Utilities and Infrastructure
Residential	$1,128	$—	$—	$—	$—	$400	$—	$728
Commercial	581	—	—	—	—	151	—	430
Industrial	126	—	—	—	—	30	—	96
Power Generation	—	—	—	—	—	—	—	20
Other revenues	224	—	—	—	—	16	—	226
Total Gas Utilities and Infrastructure revenue from contracts with customers	$2,059	$—	$—	$—	$—	$597	$—	$1,500

Other
Revenue from contracts with customers	$13	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$25,524	$8,142	$11,325	$6,269	$5,056	$2,261	$2,873	$1,500

Other revenue sources(a)	$350	$95	$182	$74	$98	$1	$62	$58
Total operating revenues	$25,874	$8,237	$11,507	$6,343	$5,154	$2,262	$2,935	$1,558

FINANCIAL STATEMENTS	REVENUE

	Nine Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
(in millions)	Duke	Energy	Progress	Energy	Energy	Energy	Energy
By market or type of customer	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Electric Utilities and Infrastructure
Residential	$10,598	$3,180	$5,465	$2,264	$3,201	$865	$1,089	$—
Commercial	6,313	2,187	2,898	1,316	1,582	455	775	—
Industrial	2,606	1,091	807	567	239	106	602	—
Wholesale	1,825	453	1,148	1,044	104	67	156	—
Other revenues	689	341	641	370	273	42	27	—
Total Electric Utilities and Infrastructure revenue from contracts with customers	$22,031	$7,252	$10,959	$5,561	$5,399	$1,535	$2,649	$—

Gas Utilities and Infrastructure
Residential	$1,038	$—	$—	$—	$—	$366	$—	$672
Commercial	542	—	—	—	—	134	—	408
Industrial	135	—	—	—	—	33	—	102
Power Generation	—	—	—	—	—	—	—	25
Other revenues	201	—	—	—	—	16	—	202
Total Gas Utilities and Infrastructure revenue from contracts with customers	$1,916	$—	$—	$—	$—	$549	$—	$1,409

Other
Revenue from contracts with customers	$21	$—	$—	$—	$—	$—	$—	$—
Total Revenue from contracts with customers	$23,968	$7,252	$10,959	$5,561	$5,399	$2,084	$2,649	$1,409

Other revenue sources(a)	$331	$135	$151	$51	$87	$15	$22	$54
Total operating revenues	$24,299	$7,387	$11,110	$5,612	$5,486	$2,099	$2,671	$1,463
(a)Other revenue sources include revenues from leases, derivatives and alternative revenue programs that are not considered revenues from contracts with customers. Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over or under collection of related revenues.

FINANCIAL STATEMENTS	REVENUE
The following table presents the reserve for credit losses for trade and other receivables.

	Three Months Ended September 30, 2025 and 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at June 30, 2025	$195	$57	$70	$42	$28	$41	$17	$10
Write-Offs	(40)	(13)	(15)	(10)	(5)	(2)	(4)	(6)
Credit Loss Expense	28	8	10	5	5	3	4	3
Other Adjustments	16	4	2	2	—	9	—	1
Balance at September 30, 2025	$199	$56	$67	$39	$28	$51	$17	$8

Balance at June 30, 2026	$214	$63	$73	$46	$27	$47	$16	$12
Write-Offs	(45)	(11)	(11)	(8)	(3)	(10)	(6)	(7)
Credit Loss Expense	42	9	8	3	5	15	8	2
Other Adjustments	2	3	4	4	—	(5)	—	2
Balance at September 30, 2026	$213	$64	$74	$45	$29	$47	$18	$9

	Nine Months Ended September 30, 2025 and 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Balance at December 31, 2024	$207	$69	$73	$44	$29	$43	$15	$7
Write-Offs	(115)	(39)	(44)	(28)	(16)	(10)	(8)	(14)
Credit Loss Expense	73	18	28	13	15	4	10	13
Other Adjustments	34	8	10	10	—	14	—	2
Balance at September 30, 2025	$199	$56	$67	$39	$28	$51	$17	$8

Balance at December 31, 2025	$194	$55	$65	$38	$27	$51	$15	$6
Write-Offs	(116)	(31)	(33)	(22)	(11)	(31)	(8)	(13)
Credit Loss Expense	120	32	32	19	13	32	11	13
Other Adjustments	15	8	10	10	—	(5)	—	3
Balance at September 30, 2026	$213	$64	$74	$45	$29	$47	$18	$9
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
15. STOCKHOLDERS' EQUITY
Basic EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities and accumulated preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as equity forward sale agreements, convertible debt or equity units, were exercised or settled. Duke Energy applies the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted EPS, if applicable. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods. Dividends declared on preferred stock are recorded on the Condensed Consolidated Statements of Operations as a reduction of net income to arrive at net income available to Duke Energy common stockholders.

FINANCIAL STATEMENTS	STOCKHOLDERS' EQUITY
The following table presents Duke Energy’s basic and diluted EPS calculations, the weighted average number of common shares outstanding and common and preferred share dividends declared.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net Income available to Duke Energy common stockholders	$1,551	$1,407	$4,164	$3,743
Less: Income (Loss) from discontinued operations attributable to Duke Energy common stockholders	—	—	13	(1)
Less: Impact of participating securities	2	2	5	5
Income from continuing operations available to Duke Energy common stockholders	$1,549	$1,405	$4,146	$3,739

Weighted average common shares outstanding – basic and diluted	780	778	779	777
EPS from continuing operations available to Duke Energy common stockholders
Basic and diluted(a)	$1.99	$1.81	$5.32	$4.81
Potentially dilutive items excluded from the calculation(b)	2	2	2	2
Dividends declared per common share	$1.085	$1.065	$3.215	$3.155
Dividends declared on Series A preferred stock per depositary share(c)	$0.359	$0.359	$1.078	$1.078
(a)For the three and nine months ended September 30, 2026, and 2025, certain potential common shares, including shares issuable under forward sale agreements, equity units and convertible debt arrangements were either excluded from the calculation of diluted EPS because the effect was antidilutive or included but the impact was immaterial.
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
The following table shows ATM equity issuances pursuant to forward contracts executed during the nine months ended September 30, 2026.

Tranche	Shares Priced	Initial Forward Price
1	1,129,654	$131.82
2	1,164,943	$127.84
3	1,196,311	$124.30
4	1,200,000	$124.72
5	1,861,325	$120.05
6	9,450	$119.71
Total	6,561,683
The following table shows ATM equity issuances pursuant to forward contracts executed during the nine months ended September 30, 2025.

Tranche	Shares Priced	Initial Forward Price
1	1,710,979	$116.02
2	1,262,618	$117.94
3	1,264,410	$117.79
Total	4,238,007
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
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$27	$8	$7	$5	$3	$1	$2	$1
Interest cost on projected benefit obligation	78	18	24	11	13	4	7	2
Expected return on plan assets	(143)	(35)	(54)	(24)	(29)	(6)	(10)	(4)
Amortization of actuarial loss	28	7	11	5	5	1	2	2
Amortization of prior service credit	(2)	—	—	—	—	—	—	(1)
Amortization of settlement charges	6	3	2	1	1	—	—	1
Net periodic pension costs	$(6)	$1	$(10)	$(2)	$(7)	$—	$1	$1

	Three Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$26	$9	$8	$5	$3	$1	$1	$1
Interest cost on projected benefit obligation	83	20	25	11	14	4	6	3
Expected return on plan assets	(149)	(38)	(55)	(24)	(30)	(6)	(10)	(5)
Amortization of actuarial loss	16	3	5	2	2	1	2	1
Amortization of prior service credit	(4)	—	—	—	—	—	—	(2)
Amortization of settlement charges	6	3	1	1	1	—	—	1
Net periodic pension costs	$(22)	$(3)	$(16)	$(5)	$(10)	$—	$(1)	$(1)

	Nine Months Ended September 30, 2026
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$79	$26	$22	$13	$9	$2	$5	$3
Interest cost on projected benefit obligation	234	56	74	32	41	12	19	7
Expected return on plan assets	(428)	(108)	(160)	(70)	(88)	(17)	(29)	(14)
Amortization of actuarial loss	82	20	29	14	14	3	6	5
Amortization of prior service credit	(4)	—	—	—	—	—	—	(2)
Amortization of settlement charges	19	9	5	4	2	—	1	3
Net periodic pension costs	$(18)	$3	$(30)	$(7)	$(22)	$—	$2	$2

	Nine Months Ended September 30, 2025
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana	Piedmont
Service cost	$80	$27	$23	$14	$9	$2	$4	$3
Interest cost on projected benefit obligation	247	59	77	34	43	12	19	8
Expected return on plan assets	(447)	(114)	(165)	(73)	(90)	(17)	(30)	(15)
Amortization of actuarial loss	46	10	14	6	6	2	4	3
Amortization of prior service credit	(10)	—	—	—	—	—	(1)	(5)
Amortization of settlement charges	19	9	5	4	2	—	1	3
Net periodic pension costs	$(65)	$(9)	$(46)	$(15)	$(30)	$(1)	$(3)	$(3)

FINANCIAL STATEMENTS	EMPLOYEE BENEFIT PLANS
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three and nine months ended September 30, 2026, and 2025.
OTHER POST-RETIREMENT BENEFIT PLANS
Net periodic costs for OPEB plans were not material for the three and nine months ended September 30, 2026, and 2025.
17. INCOME TAXES
The IRA established transferability markets that enable monetization of tax credits. In April 2026, Duke Energy executed a multiyear agreement with a counterparty for the sale of up to $3.1 billion in net tax credits, including nuclear PTCs, solar PTCs and ITCs to be earned from 2025 through 2028. Proceeds are expected to be received from 2026 through 2029, including approximately $2 billion for Duke Energy Carolinas, $700 million for Duke Energy Progress and $350 million for Duke Energy Florida. The net realizable value from the sale of these tax credits is expected to ultimately flow back to customers through rates over time, subject to regulatory approval.
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
As a result, in October 2026, Duke Energy filed amended federal income tax returns with additional refund claims of approximately $45 million for tax years 2023 and 2024. Duke Energy also reduced accrued taxes by $85 million related to tax year 2025. These amounts have been recorded to the Duke Energy Condensed Consolidated Balance Sheets as of September 30, 2026, as well as a corresponding $130 million reduction to deferred income tax assets due to lower CAMT credit carryforwards.
EFFECTIVE TAX RATES
The ETRs from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Duke Energy	15.3%	10.8%	15.4%	11.2%
Duke Energy Carolinas	14.4%	6.9%	9.3%	7.8%
Progress Energy	17.8%	15.9%	16.5%	15.9%
Duke Energy Progress	19.4%	13.1%	15.2%	13.4%
Duke Energy Florida	17.2%	19.5%	18.9%	19.4%
Duke Energy Ohio	16.8%	14.3%	18.3%	16.3%
Duke Energy Indiana	13.2%	12.6%	13.5%	12.8%
Piedmont	23.7%	24.0%	25.1%	18.7%
The increase in the ETR for Duke Energy for the three months ended September 30, 2026, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy for the nine months ended September 30, 2026, was primarily due to non-deductible goodwill associated with the sale of Piedmont's Tennessee business and a decrease in the amortization of EDIT, partially offset by an increase in the amortization of nuclear PTCs.
The increase in the ETR for Duke Energy Carolinas for the three months ended September 30, 2026, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy Carolinas for the nine months ended September 30, 2026, was primarily due to a decrease in the amortization of EDIT, partially offset by an increase in the amortization of nuclear PTCs.
The increase in the ETR for Progress Energy for the three months ended September 30, 2026, was primarily due to a decrease in the amortization of EDIT, partially offset by an increase in solar PTCs.
The increase in the ETR for Duke Energy Progress for the three months ended September 30, 2026, was primarily due to a decrease in the amortization of EDIT.
The increase in the ETR for Duke Energy Progress for the nine months ended September 30, 2026, was primarily due to a decrease in the amortization of EDIT.
The decrease in the ETR for Duke Energy Florida for the three months ended September 30, 2026, was primarily due to an increase in solar PTCs.
The increase in the ETR for Duke Energy Ohio for the three months ended September 30, 2026, was primarily due to a decrease in the amortization of EDIT.

FINANCIAL STATEMENTS	INCOME TAXES
The increase in the ETR for Duke Energy Ohio for the nine months ended September 30, 2026, was primarily due to an increase in AFUDC equity depreciation and a decrease in the amortization of EDIT.
The increase in the ETR for Piedmont for the nine months ended September 30, 2026, was primarily due to higher state tax expense associated with the sale of Piedmont's Tennessee business.

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
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2026, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2025.
Executive Overview
During the nine months ended September 30, 2026, we continued to execute our strategy of investing in infrastructure necessary to support customer growth while maintaining reliability and financial discipline. We completed two strategic transactions that generated approximately $5.3 billion of proceeds to support future infrastructure investments, advanced key regulatory initiatives, including the planned combination of our Carolinas electric utilities, and maintained reliability amid continued growth across our service territories. These developments support our long-term capital investment plan and position us to meet increasing customer energy needs while creating long-term shareholder value.
Executing on Strategic Transactions. Our service territories continue to experience significant growth driven by economic development activity, population growth and increasing customer demand, which are expected to support substantial capital investment opportunities in the coming years. We completed two previously announced strategic transactions that enhance our financial flexibility and support funding of our long-term capital plan.
On March 3, 2026, we completed the first closing of a minority investment in Florida Progress, the holding company of Duke Energy Florida, by an affiliate of Brookfield Super-Core Infrastructure Partners. The initial investment resulted in the transfer of a 9.19% ownership interest for approximately $2.8 billion in cash proceeds. On March 31, 2026, following approval by the TPUC, we closed on the sale of Piedmont's Tennessee business to Spire Inc. and received approximately $2.5 billion in cash proceeds.
The successful execution of these transactions enhances our financial flexibility and supports funding the investments necessary to meet anticipated customer growth while maintaining disciplined capital allocation. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further information.
Constructive Regulatory Outcomes. During the nine months ended September 30, 2026, we advanced key regulatory initiatives and investments to support customer growth, maintain reliable service and position our business for long-term success. These efforts remain focused on delivering safe and reliable electric and natural gas service, maintaining customer affordability and achieving timely recovery of prudent costs.
•Revised base rates became effective during the first quarter of 2026 for Duke Energy Carolinas' and Duke Energy Progress' South Carolina service territories, as well as Duke Energy Kentucky's natural gas business. Duke Energy Ohio's electric and natural gas businesses filed new base rate applications. In the third quarter, we reached settlements in Duke Energy Carolinas' and Duke Energy Progress' 2025 North Carolina rate cases and in proceedings related to Winter Storm Fern. We also received an order in Piedmont's South Carolina rate case, with new rates effective in October.
•We continued to advance our generation modernization strategy through regulatory approvals for new generation projects in South Carolina and North Carolina, including the Anderson County, Marshall and Person County facilities. These projects are expected to support growing customer demand and maintain system reliability as we modernize our generation fleet. In May, the PSCSC issued an order accepting our 2025 Carolinas systemwide resource plan, and in August, we filed our latest systemwide plan with the PSCSC.
•Our nuclear fleet continues to provide a significant source of reliable, carbon-free and cost-competitive generation. In February 2026, we announced that our nuclear fleet achieved a record systemwide capacity factor in 2025. In April 2026, the NRC issued a subsequent license renewal for Robinson, extending operations through 2050. Also during April, we executed a multiyear agreement to sell up to $3.1 billion of net tax credits through 2029, including nuclear PTCs, supporting customer affordability.
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

MD&A	DUKE ENERGY
These trends continue to support Duke Energy’s long‑term regulated capital plan while helping maintain reliable service and customer affordability.
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
In late January 2026, Winter Storm Fern impacted all of our service territories. Sustained subfreezing temperatures drove customer energy usage to record winter peak demand levels across the Carolinas. We implemented storm preparation and response measures, including pre‑positioning crews and equipment, coordinating mutual‑assistance resources and leveraging established restoration processes. These efforts supported continued system reliability and restoration of service to affected customers within 48 hours.
Additionally, a summer heat wave brought extreme temperatures in August 2026, resulting in a new summertime record for electricity demand in the Carolinas, surpassing the previous record set in June 2025. Effective planning and operational execution by our generation and transmission teams supported system reliability during periods of elevated demand.
Duke Energy Objectives and Beyond. For the remainder of 2026, we remain focused on executing our strategic priorities, including advancing key regulatory initiatives, preparing for the combination of our Carolinas' electric utilities, supporting customer growth and investing in the infrastructure necessary to maintain safe and reliable service. Constructive regulatory outcomes, continued economic development, disciplined capital allocation and strong operational execution position us to support our customers and communities while creating long‑term shareholder value.
See Notes 4 and 17 to the Condensed Consolidated Financial Statements, "Regulatory Matters" and "Income Taxes," respectively, along with "Other Matters," for additional information.
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
Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions and through wholesale contracts which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see "Other Matters" and Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters."
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

MD&A	DUKE ENERGY
Special items included in the periods presented below include the following, which management believes do not reflect ongoing costs:
•Legal and Regulatory Settlements represent the impact of charges related to legal settlements as well as regulatory settlements related to the Duke Energy Carolinas' and Duke Energy Progress' North Carolina rate cases and establishment of a regulatory liability associated with an energy efficiency program at Duke Energy Carolinas and Duke Energy Progress.
•Asset Sales represent the impact of gains on sales of assets related to Piedmont's Tennessee business and certain renewable natural gas investments.
Discontinued Operations represents the resolution of an outstanding liability related to the Commercial Renewables Disposal Groups.
Three Months Ended September 30, 2026, as compared to September 30, 2025
GAAP reported and adjusted EPS was $1.99 for the three months ended September 30, 2026, compared to $1.81 for the three months ended September 30, 2025. The increase in reported and adjusted EPS was primarily due to the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions and improved weather, partially offset by higher depreciation on a growing asset base, impacts from minority interest investments, higher interest expense and a higher effective tax rate.

Nine Months Ended September 30, 2026, as compared to September 30, 2025
GAAP reported EPS was $5.34 for the nine months ended September 30, 2026, compared to $4.81 for the nine months ended September 30, 2025. In addition to the drivers below, GAAP reported EPS increased primarily due to the gain on sale of Piedmont's Tennessee business, offset by charges related to legal and regulatory settlements.
As discussed above, management also evaluates financial performance based on adjusted EPS. Duke Energy’s adjusted EPS was $5.35 for the nine months ended September 30, 2026, compared to $4.81 for the nine months ended September 30, 2025. The increase in adjusted EPS was primarily due to the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions and improved weather, partially offset by higher depreciation on a growing asset base, higher interest expense, impacts from minority interest investments, and higher operation and maintenance expense, including storm costs.
The following table reconciles non-GAAP measures, including adjusted EPS, to their most directly comparable GAAP measures.

	Nine Months Ended September 30,
	2026		2025
(in millions, except per share amounts)	Earnings	EPS	Earnings	EPS
GAAP Reported Earnings/GAAP Reported EPS	$4,164	$5.34	$3,743	$4.81
Adjustments:
Legal and Regulatory Settlements(a)	189	0.24	—	—
Asset Sales(b)	(171)	(0.22)	—	—
Discontinued Operations(c)	(13)	(0.02)	1	—
Adjusted Earnings/Adjusted EPS	$4,169	$5.35	$3,744	$4.81
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

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Electric Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Operating Revenues	$8,747	$8,180	$567	$23,800	$22,365	$1,435
Operating Expenses
Fuel used in electric generation and purchased power	2,756	2,309	447	7,129	6,326	803
Operation, maintenance and other	1,349	1,728	(379)	4,397	4,746	(349)
Depreciation and amortization	1,520	1,448	72	4,532	4,184	348
Property and other taxes	396	394	2	1,132	1,143	(11)
Impairment of assets and other charges	(2)	(1)	(1)	47	(2)	49
Total operating expenses	6,019	5,878	141	17,237	16,397	840
Gains (Losses) on Sales of Other Assets and Other, net	6	12	(6)	13	21	(8)
Operating Income	2,734	2,314	420	6,576	5,989	587
Other Income and Expenses, net	154	164	(10)	446	461	(15)
Interest Expense	592	522	70	1,765	1,587	178
Income Before Income Taxes	2,296	1,956	340	5,257	4,863	394
Income Tax Expense	394	264	130	750	653	97
Less: Net Income Attributable to NCI	85	34	51	165	82	83
Segment Income	$1,817	$1,658	$159	$4,342	$4,128	$214

Duke Energy Carolinas GWh sales	27,274	25,316	1,958	73,262	71,042	2,220
Duke Energy Progress GWh sales	20,740	18,871	1,869	56,467	54,114	2,353
Duke Energy Florida GWh sales	13,257	13,038	219	34,315	33,832	483
Duke Energy Ohio GWh sales	7,215	6,951	264	19,357	18,729	628
Duke Energy Indiana GWh sales	8,661	8,704	(43)	23,642	24,566	(924)
Total Electric Utilities and Infrastructure GWh sales	77,147	72,880	4,267	207,043	202,283	4,760
Net proportional MW capacity in operation				55,944	55,270	674
Three Months Ended September 30, 2026, as compared to September 30, 2025
EU&I’s results were primarily driven by higher revenues from rate cases across multiple jurisdictions, higher weather-normal retail sales volumes and lower operation and maintenance expenses, partially offset by higher depreciation expense and interest expense. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $327 million increase in fuel revenues primarily due to net higher fuel rates and volumes in the current year;
•a $166 million increase due to higher pricing from rate cases across jurisdictions;
•a $150 million increase in rider revenue primarily due to the North Carolina storm securitization rider and the EDIT rider at Duke Energy Carolinas and Duke Energy Progress and higher rates for the SPP at Duke Energy Florida;
•a $107 million increase in weather-normal retail sales volumes; and
•a $78 million increase in retail sales due to improved weather compared to the prior year.
Partially offset by:
•a $341 million decrease in storm recovery revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $447 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power costs and the current year retirement of renewable energy credits at Duke Energy Progress and Duke Energy Carolinas, partially offset by lower fuel cost recovery; and
•a $72 million increase in depreciation and amortization primarily due to higher depreciable base across all jurisdictions, the impact of new rates implemented by jurisdictional rate cases and the current year retirement of renewable energy credits at Duke Energy Progress and Duke Energy Carolinas.
Partially offset by:
•a $379 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida.

MD&A	SEGMENT RESULTS — ELECTRIC UTILITIES AND INFRASTRUCTURE
Interest Expense. The increase was primarily due to higher outstanding debt balances across jurisdictions, and higher accrued financing costs associated with deferred nuclear PTC liabilities, partially offset by higher AFUDC debt base compared to the prior year at Duke Energy Carolinas.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT. The ETRs for the three months ended September 30, 2026, and 2025, were 17.2% and 13.5%, respectively. The increase in the ETR was primarily due to a decrease in the amortization of EDIT.
Net Income Attributable to NCI. The increase was primarily due to the first closing of a minority interest investment in Florida Progress by Brookfield Super-Core Infrastructure Partners.
Nine Months Ended September 30, 2026, as compared to September 30, 2025
EU&I’s results were primarily driven by higher revenues from rate cases across multiple jurisdictions, higher rider revenues, higher weather-normal retail sales volumes and lower operation and maintenance expenses, partially offset by higher depreciation expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $758 million increase in fuel revenues primarily due to net higher fuel rates and volumes in the current year;
•a $485 million increase due to higher pricing from rate cases across jurisdictions;
•a $229 million increase in rider revenues primarily due to the North Carolina storm securitization rider and the EDIT rider at Duke Energy Carolinas and Duke Energy Progress and higher rates for the SPP at Duke Energy Florida;
•a $224 million increase in weather-normal retail sales volumes;
•a $95 million increase in retail sales due to improved weather compared to the prior year;
•a $78 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates at Duke Energy Progress; and
•a $68 million increase in other revenues primarily due to higher transmission revenues at Duke Energy Florida, Duke Energy Progress and Duke Energy Ohio and favorable Ohio Valley Electric Corporation (OVEC) results due to PJM prices.
Partially offset by:
•a $602 million decrease in storm recovery revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•an $803 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and higher purchased power costs, partially offset by lower fuel cost recovery;
•a $348 million increase in depreciation and amortization primarily due to higher depreciable base across jurisdictions and higher depreciation rates driven by rate cases; and
•a $49 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate cases.
Partially offset by:
•a $349 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida, partially offset by increased costs related to a legal settlement, higher storm costs in the current year associated with Winter Storm Fern, higher nuclear outage costs at Duke Energy Progress and Duke Energy Carolinas and higher costs related to customer products and services programs at Duke Energy Progress.
Interest Expense. The increase was primarily due to higher outstanding debt balances across jurisdictions and higher accrued financing costs associated with deferred nuclear PTC liabilities, partially offset by higher AFUDC debt base compared to the prior year at Duke Energy Carolinas.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT, partially offset by an increase in the amortization of nuclear PTCs. The ETRs for the nine months ended September 30, 2026, and 2025, were 14.3% and 13.4%, respectively.
Net Income Attributable to NCI. The increase was primarily due to the first closing of a minority interest investment in Florida Progress by Brookfield Super-Core Infrastructure Partners.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Gas Utilities and Infrastructure

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Operating Revenues	$390	$394	$(4)	$2,172	$2,027	$145
Operating Expenses
Cost of natural gas	117	110	7	772	642	130
Operation, maintenance and other	114	125	(11)	376	379	(3)
Depreciation and amortization	107	106	1	332	325	7
Property and other taxes	35	41	(6)	120	129	(9)
Total operating expenses	373	382	(9)	1,600	1,475	125
Gains (Losses) on Sales of Other Assets and Other, net	—	—	—	374	—	374
Operating Income	17	12	5	946	552	394
Other Income and Expenses, net	19	19	—	57	51	6
Interest Expense	63	67	(4)	191	197	(6)
Income (Loss) Before Income Taxes	(27)	(36)	9	812	406	406
Income Tax Expense (Benefit)	(8)	(10)	2	289	77	212
Segment Income (Loss)	$(19)	$(26)	$7	$523	$329	$194

Piedmont LDC throughput (dekatherms)	162,597,821	150,368,042	12,229,779	479,543,610	457,572,934	21,970,676
Duke Energy Midwest LDC throughput (Mcf)	9,527,094	9,505,511	21,583	58,452,917	63,843,944	(5,391,027)
Three Months Ended September 30, 2026, as compared to September 30, 2025
GU&I’s results were primarily driven by growth in capital riders and lower operating expenses. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $17 million decrease due to lower revenues as a result of the sale of Piedmont's Tennessee business.
Partially offset by:
•a $7 million increase in cost of natural gas revenues primarily due to higher commodity prices; and
•a $5 million increase in Midwest rider revenue.
Operating Expenses. The variance was driven primarily by:
•an $11 million decrease in operations, maintenance and other primarily due to lower expenses as a result of the sale of Piedmont's Tennessee business and lower shared services costs.
Partially offset by:
•a $7 million increase in cost of natural gas due to higher commodity prices.
Income Tax Expense (Benefit). The decrease in tax benefit was primarily due to a decrease in pretax losses. The ETRs for the three months ended September 30, 2026, and 2025, were 29.6% and 27.8%, respectively.
Nine Months Ended September 30, 2026, as compared to September 30, 2025
GU&I’s results were primarily driven by the gain on sale of Piedmont's Tennessee business and growth in capital riders. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:
•a $130 million increase in cost of natural gas revenues primarily due to higher commodity prices;
•a $24 million increase due to the North Carolina Integrity Management Rider (IMR), South Carolina Rate Stabilization Act rate adjustments and secondary marketing sales;
•a $19 million increase in Midwest rider revenue; and
•an $11 million increase primarily due to higher pricing from the 2025 Duke Energy Kentucky natural gas rate case.
Partially offset by:
•a $43 million decrease due to lower revenues as a result of the sale of Piedmont's Tennessee business.

MD&A	SEGMENT RESULTS — GAS UTILITIES AND INFRASTRUCTURE
Operating Expenses. The variance was driven primarily by:
•a $130 million increase in the cost of natural gas primarily due to higher commodity prices.
Partially offset by:
•a $9 million decrease in property and other taxes primarily due to lower franchise taxes.
Gains (Losses) on Sales of Other Assets and Other, net. The increase was primarily due to the sale of Piedmont's Tennessee business, net of allocated goodwill.
Income Tax Expense (Benefit). The increase in tax expense was primarily due to an increase in pretax income and non-deductible goodwill associated with the sale of Piedmont's Tennessee business. The ETRs for the nine months ended September 30, 2026, and 2025, were 35.6% and 19.0%, respectively. The increase in the ETR was primarily due to non-deductible goodwill associated with the sale of Piedmont's Tennessee business.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Operating Revenues	$41	$40	$1	$123	$122	$1
Operating Expenses	55	43	12	156	187	(31)
Gains (Losses) on Sales of Other Assets and Other, net	6	5	1	18	16	2
Operating Gain (Loss)	(8)	2	(10)	(15)	(49)	34
Other Income and Expenses, net	17	40	(23)	88	102	(14)
Interest Expense	329	332	(3)	991	968	23
Loss Before Income Taxes	(320)	(290)	(30)	(918)	(915)	(3)
Income Tax Benefit	(87)	(79)	(8)	(247)	(243)	(4)
Less: Preferred Dividends	14	14	—	43	41	2
Net Loss	$(247)	$(225)	$(22)	$(714)	$(713)	$(1)
Three Months Ended September 30, 2026, as compared to September 30, 2025
Other's results were primarily driven by higher insurance claims at Bison and lower returns on investments that fund certain employee benefit obligations.
Operating Expenses. The increase was primarily driven by higher captive insurance losses, partially offset by lower contributions to the Duke Energy Foundation.
Other Income and Expenses, net. The decrease was primarily driven by lower returns on investments that fund certain employee benefit obligations.
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Other's results were primarily driven by lower returns on investments that fund certain employee benefit obligations and higher interest expense, partially offset by lower contributions to the Duke Energy Foundation.
Operating Expenses. The decrease was primarily due to lower contributions to the Duke Energy Foundation.
Other Income and Expenses, net. The decrease was primarily driven by lower returns on investments that fund certain employee benefit obligations.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Income (Loss) From Discontinued Operations, net of tax	$—	$—	$—	$13	$(1)	$14
Nine Months Ended September 30, 2026, as compared to September 30, 2025
The variance was primarily due to the resolution of an outstanding liability related to the Commercial Renewables Disposal Groups.

MD&A	DUKE ENERGY CAROLINAS
DUKE ENERGY CAROLINAS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2026	2025	Variance
Operating Revenues	$8,237	$7,387	$850
Operating Expenses
Fuel used in electric generation and purchased power	2,522	2,080	442
Operation, maintenance and other	1,585	1,471	114
Depreciation and amortization	1,564	1,402	162
Property and other taxes	297	283	14
Impairment of assets and other charges	27	—	27
Total operating expenses	5,995	5,236	759
Gains (Losses) on Sales of Other Assets and Other, net	5	6	(1)
Operating Income	2,247	2,157	90
Other Income and Expenses, net	217	187	30
Interest Expense	666	584	82
Income Before Income Taxes	1,798	1,760	38
Income Tax Expense	167	138	29
Net Income	$1,631	$1,622	$9
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential sales	4.4%
Commercial sales	2.6%
Industrial sales	(0.7)%
Wholesale power sales	1.8%
Joint dispatch sales	7.5%
Total sales	3.1%
Average number of customers	1.7%
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $442 million increase in fuel revenues due to higher fuel rates and volumes;
•a $129 million increase in weather-normal retail sales volumes;
•a $120 million increase due to higher pricing, including the nuclear PTC decrement rider, from the impacts of new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case;
•a $104 million increase in rider revenues primarily due to the North Carolina storm securitization rider and the EDIT rider, which ended June 1, 2026, in North Carolina and had higher rates in South Carolina; and
•a $60 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $442 million increase in fuel used in electric generation and purchased power primarily due to higher purchased power costs, including JDA, and natural gas prices, partially offset by lower fuel cost recovery;
•a $162 million increase in depreciation and amortization primarily due to higher depreciable base and the impact of new rates implemented for the North Carolina MYRP;
•a $114 million increase in operation, maintenance and other primarily due to increased costs related to a legal settlement, higher storm costs in the current year associated with Winter Storm Fern and higher outage costs;
•a $27 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate case; and
•a $14 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied, partially offset by higher tax refunds.

MD&A	DUKE ENERGY CAROLINAS
Other Income and expenses, net. The increase was primarily due to higher AFUDC equity base compared to the prior year, partially offset by higher non-service pension costs.
Interest Expense. The increase was primarily due to higher outstanding debt balances and higher accrued financing costs associated with deferred nuclear PTC liabilities, partially offset by higher AFUDC debt base compared to the prior year.
Income Tax Expense. The increase in tax expense was primarily due to a decrease in the amortization of EDIT and higher pretax income, partially offset by an increase in the amortization of nuclear PTCs.
PROGRESS ENERGY
Results of Operations

	Nine Months Ended September 30,
(in millions)	2026	2025	Variance
Operating Revenues	$11,507	$11,110	$397
Operating Expenses
Fuel used in electric generation and purchased power	3,667	3,306	361
Operation, maintenance and other	2,074	2,475	(401)
Depreciation and amortization	2,086	1,910	176
Property and other taxes	524	548	(24)
Impairment of assets and other charges	20	(2)	22
Total operating expenses	8,371	8,237	134
Gains (Losses) on Sales of Other Assets and Other, net	23	19	4
Operating Income	3,159	2,892	267
Other Income and Expenses, net	194	209	(15)
Interest Expense	890	830	60
Income Before Income Taxes	2,463	2,271	192
Income Tax Expense	407	361	46
Net Income	2,056	1,910	146
Less: Net Income Attributable to NCI	70	—	70
Net Income Attributable to Progress Energy	$1,986	$1,910	$76
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $401 million increase in fuel revenues primarily due to higher fuel rates and volumes;
•a $208 million increase due to higher pricing from the new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case at Duke Energy Progress and Year 2 of the 2024 Duke Energy Florida rate case;
•a $109 million increase in rider revenues primarily due to higher rates for the SPP at Duke Energy Florida, the North Carolina storm securitization rider and the EDIT rider which ended June 1, 2026, in North Carolina and had higher rates in South Carolina, partially offset by the NCEMPA rider at Duke Energy Progress;
•a $73 million increase in weather-normal retail sales volumes;
•a $57 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates at Duke Energy Progress;
•a $54 million increase in other revenues due to higher transmission revenues from higher rates; and
•a $44 million increase in retail sales due to improved weather compared to the prior year.
Partially offset by:
•a $602 million decrease in storm recovery revenues at Duke Energy Florida.
Operating Expenses. The variance was driven primarily by:
•a $361 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and purchased power costs at Duke Energy Progress and higher fuel costs and increased generation from coal units at Duke Energy Florida, partially offset by lower fuel cost recovery at Duke Energy Progress;
•a $176 million increase in depreciation and amortization due to higher depreciable base at Duke Energy Progress and Duke Energy Florida and the impacts of new rates implemented for the North Carolina MYRP at Duke Energy Progress; and
•a $22 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate case.

MD&A	PROGRESS ENERGY
Partially offset by:
•a $401 million decrease in operation, maintenance and other primarily due to lower storm amortization at Duke Energy Florida, partially offset by increased costs related to a legal settlement and customer products and services programs, higher storm costs in the current year associated with Winter Storm Fern and higher nuclear outage costs at Duke Energy Progress; and
•a $24 million decrease in property and other taxes due to franchise tax refunds received in the current year at Duke Energy Progress.
Other Income and Expenses, net. The decrease was primarily due to higher non-service pension costs at Duke Energy Florida.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
Net Income Attributable to NCI. The increase was due to the first closing of a minority interest investment in Florida Progress by Brookfield Super-Core Infrastructure Partners.
DUKE ENERGY PROGRESS
Results of Operations

	Nine Months Ended September 30,
(in millions)	2026	2025	Variance
Operating Revenues	$6,343	$5,612	$731
Operating Expenses
Fuel used in electric generation and purchased power	2,254	1,928	326
Operation, maintenance and other	1,258	1,100	158
Depreciation and amortization	1,143	1,049	94
Property and other taxes	134	159	(25)
Impairment of assets and other charges	20	(2)	22
Total operating expenses	4,809	4,234	575
Gains (Losses) on Sales of Other Assets and Other, net	1	1	—
Operating Income	1,535	1,379	156
Other Income and Expenses, net	139	142	(3)
Interest Expense	414	392	22
Income Before Income Taxes	1,260	1,129	131
Income Tax Expense	191	151	40
Net Income	$1,069	$978	$91
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior period	2026
Residential sales	4.5%
Commercial sales	2.6%
Industrial sales	(3.6)%
Wholesale power sales	4.8%
Joint dispatch sales	10.3%
Total sales	4.3%
Average number of customers	1.6%
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $372 million increase in fuel revenues due to higher fuel rates and volumes;
•a $129 million increase due to higher pricing from the impacts of new rates implemented for the North Carolina MYRP and the 2025 South Carolina rate case;
•a $53 million increase in wholesale revenues, net of fuel, due to higher capacity volumes and rates;
•a $53 million increase in weather-normal retail sales volumes;
•a $42 million increase in rider revenues primarily due to the North Carolina storm securitization rider and the EDIT rider, which ended June 1, 2026, in North Carolina and had higher rates in South Carolina, partially offset by the NCEMPA rider; and
•a $32 million increase in retail sales due to improved weather compared to the prior year.

MD&A	DUKE ENERGY PROGRESS
Operating Expenses. The variance was driven primarily by:
•a $326 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas prices and purchased power costs, including JDA purchases, partially offset by lower fuel cost recovery;
•a $158 million increase in operation, maintenance and other primarily due to increased costs related to a legal settlement and customer products and services programs, higher storm costs in the current year associated with Winter Storm Fern and higher nuclear outage costs;
•a $94 million increase in depreciation and amortization primarily due to higher depreciable base and the impacts of new rates implemented for the North Carolina MYRP; and
•a $22 million increase in impairment of assets and other charges primarily due to regulatory settlements related to the 2025 North Carolina rate case.
Partially offset by:
•a $25 million decrease in property and other taxes due to franchise tax refunds received in the current year.
Interest Expense. The increase was driven primarily by higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and a decrease in the amortization of EDIT.
DUKE ENERGY FLORIDA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2026	2025	Variance
Operating Revenues	$5,154	$5,486	$(332)
Operating Expenses
Fuel used in electric generation and purchased power	1,413	1,378	35
Operation, maintenance and other	807	1,365	(558)
Depreciation and amortization	943	861	82
Property and other taxes	390	389	1
Total operating expenses	3,553	3,993	(440)
Gains (Losses) on Sales of Other Assets and Other, net	5	2	3
Operating Income	1,606	1,495	111
Other Income and Expenses, net	51	67	(16)
Interest Expense	389	352	37
Income Before Income Taxes	1,268	1,210	58
Income Tax Expense	240	235	5
Net Income	$1,028	$975	$53
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

Increase (Decrease) over prior period	2026
Residential sales	2.4%
Commercial sales	1.4%
Industrial sales	(4.3)%
Wholesale power sales	(0.6)%
Total sales	1.4%
Average number of customers	1.4%
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $602 million decrease in storm recovery revenues.

MD&A	DUKE ENERGY FLORIDA
Partially offset by:
•a $79 million increase due to higher pricing from Year 2 of the 2024 Florida rate case;
•a $67 million increase in rider revenues primarily due to higher rates for the SPP;
•a $48 million increase in other revenues primarily due to higher transmission revenues from higher rates;
•a $30 million increase in fuel revenues primarily due to higher rates;
•a $20 million increase in weather-normal retail sales volumes; and
•a $12 million increase in retail sales due to improved weather compared to the prior year.
Operating Expenses. The variance was driven primarily by:
•a $558 million decrease in operation, maintenance and other primarily due to lower storm amortization.
Partially offset by:
•an $82 million increase in depreciation and amortization primarily due to higher depreciable base; and
•a $35 million increase in fuel used in electric generation and purchased power primarily due to higher fuel costs and increased generation from coal units.
Other Income and Expenses, net. The decrease was primarily due to higher non-service pension costs.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in solar PTCs.
DUKE ENERGY OHIO
Results of Operations

	Nine Months Ended September 30,
(in millions)	2026	2025	Variance
Operating Revenues
Regulated electric	$1,661	$1,546	$115
Regulated natural gas	601	553	48
Total operating revenues	2,262	2,099	163
Operating Expenses
Fuel used in electric generation and purchased power	496	485	11
Cost of natural gas	169	148	21
Operation, maintenance and other	414	366	48
Depreciation and amortization	355	353	2
Property and other taxes	341	326	15
Total operating expenses	1,775	1,678	97
Gain (Losses) on Sales of Other Assets and Other, net	2	—	2
Operating Income	489	421	68
Other Income and Expenses, net	14	18	(4)
Interest Expense	159	150	9
Income Before Income Taxes	344	289	55
Income Tax Expense	63	47	16
Net Income	$281	$242	$39

MD&A	DUKE ENERGY OHIO
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

	Electric	Natural Gas
Increase (Decrease) over prior year	2026	2026
Residential sales	2.2%	(11.7)%
Commercial sales	2.3%	(4.1)%
Industrial sales	(4.1)%	(8.7)%
Wholesale electric power sales	118.7%	n/a
Other natural gas sales	n/a	(6.9)%
Total sales	3.4%	(8.4)%
Average number of customers	0.6%	0.4%
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $42 million increase primarily due to higher pricing from the 2024 Duke Energy Kentucky electric rate case and the 2025 Duke Energy Kentucky natural gas rate case;
•a $40 million increase in fuel-related revenues primarily due to higher natural gas costs passed through to customers, partially offset by lower natural gas retail sales volumes;
•a $40 million increase in retail revenue riders primarily due to the Distribution Capital Investment Rider, Ohio CEP Rider, Base Transmission Rider and Pipeline Modernization Mechanism Rider;
•a $30 million increase in Bulk Power Marketing sales; and
•a $10 million increase in weather-normal retail sales volumes.
Partially offset by:
•a $14 million decrease in OVEC rider recoveries.
Operating Expenses. The variance was driven primarily by:
•a $48 million increase in operation, maintenance and other primarily due to higher costs associated with environmental remediation and compliance activities, higher bad debt expense and higher storm costs;
•a $32 million increase in fuel expense primarily due to higher retail prices for natural gas and purchased power; and
•a $15 million increase in property and other taxes primarily due to a higher base upon which property taxes are levied and higher franchise taxes.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income.
DUKE ENERGY INDIANA
Results of Operations

	Nine Months Ended September 30,
(in millions)	2026	2025	Variance
Operating Revenues	$2,935	$2,671	$264
Operating Expenses
Fuel used in electric generation and purchased power	1,000	803	197
Operation, maintenance and other	515	601	(86)
Depreciation and amortization	631	617	14
Property and other taxes	48	44	4
Total operating expenses	2,194	2,065	129
Operating Income	741	606	135
Other Income and Expenses, net	33	46	(13)
Interest Expense	220	182	38
Income Before Income Taxes	554	470	84
Income Tax Expense	75	60	15
Net Income	$479	$410	$69

MD&A	DUKE ENERGY INDIANA
The following table shows the percent changes in GWh sales and average number of customers. The percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales and wholesale sales to incorporated municipalities, public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential sales	0.8%
Commercial sales	0.9%
Industrial sales	4.1%
Wholesale power sales	(31.5)%
Total sales	(3.8)%
Average number of customers	1.1%
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $153 million increase in fuel revenues primarily due to higher retail fuel rates; and
•a $135 million increase primarily due to higher pricing from the 2024 Indiana rate case, net of certain rider revenues moving to base.
Partially offset by:
•a $27 million decrease in wholesale revenues, including fuel, primarily due to the expiration of wholesale customer contracts.
Operating Expenses. The variance was driven primarily by:
•a $197 million increase in fuel used in electric generation and purchased power primarily due to higher natural gas, purchased power and coal costs, as well as higher amortization of deferred fuel and Midcontinent Independent System Operator, Inc. (MISO) costs; and
•a $14 million increase in depreciation and amortization primarily due to higher depreciation rates from the 2024 Indiana rate case.
Partially offset by:
•an $86 million decrease in operation, maintenance and other primarily due to a decrease in the amortization of riders and lower plant maintenance.
Other Income and Expenses, net. The decrease was primarily due to shareholder coal ash insurance proceeds in the prior year and higher non-service pension costs in the current year.
Interest Expense. The increase was primarily due to higher outstanding debt balances.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income, partially offset by an increase in the amortization of investment tax credits.
PIEDMONT
Results of Operations

	Nine Months Ended September 30,
(in millions)	2026	2025	Variance
Operating Revenues	$1,558	$1,463	$95
Operating Expenses
Cost of natural gas	603	494	109
Operation, maintenance and other	265	301	(36)
Depreciation and amortization	212	210	2
Property and other taxes	43	56	(13)
Total operating expenses	1,123	1,061	62
Gains (Losses) on Sales of Other Assets and Other, net	652	—	652
Operating Income	1,087	402	685
Other Income and Expenses, net	39	40	(1)
Interest Expense	133	143	(10)
Income Before Income Taxes	993	299	694
Income Tax Expense	249	56	193
Net Income	$744	$243	$501

MD&A	PIEDMONT
The following table shows the percent changes in dekatherms delivered and average number of customers. The percentages for all throughput deliveries represent billed and unbilled sales. Amounts are not weather-normalized.

Increase (Decrease) over prior year	2026
Residential deliveries	(5.9)%
Commercial deliveries	(3.1)%
Industrial deliveries	(8.2)%
Power generation deliveries	10.3%
For resale	(10.6)%
Total throughput deliveries	4.8%
Secondary market volumes	(28.9)%
Average number of customers	(12.9)%
Nine Months Ended September 30, 2026, as compared to September 30, 2025
Operating Revenues. The variance was driven primarily by:
•a $109 million increase in cost of natural gas revenues primarily due to higher commodity prices;
•a $9 million increase due to the North Carolina IMR;
•an $8 million increase due to the South Carolina Rate Stabilization Act rate adjustments; and
•a $7 million increase due to secondary marketing sales.
Partially offset by:
•a $43 million decrease due to lower revenues as a result of the sale of Piedmont's Tennessee business.
Operating Expenses. The variance was driven primarily by:
•a $109 million increase in cost of natural gas due to higher commodity prices.
Partially offset by:
•a $36 million decrease in operations, maintenance and other primarily due to lower expenses as a result of the sale of Piedmont's Tennessee business and lower shared services costs; and
•a $13 million decrease in property and other taxes primarily due to lower franchise taxes.
Gains (Losses) on Sales of Other Assets and Other, net. The increase was due to the gain on sale of Piedmont's Tennessee business.
Interest Expense. The decrease was primarily due to lower intercompany interest expense.
Income Tax Expense. The increase in tax expense was primarily due to an increase in pretax income and higher state tax expense associated with the sale of Piedmont's Tennessee business.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt and equity issuances and its existing cash and cash equivalents to fund its liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida are also monetizing tax credits in the transferability markets established by the IRA and are working with utility commissions on the appropriate regulatory process to pass the net realizable value back to customers over time. In April 2026, we executed a multiyear agreement to sell up to $3.1 billion of net tax credits with expected proceeds to be received through 2029. See Note 17 to the Condensed Consolidated Financial Statements, “Income Taxes,” for further information. Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2025, included a summary and detailed discussion of projected primary sources and uses of cash for 2026 to 2028.
Duke Energy has executed several equity forward sales agreements as part of the ATM program. Settlement of the forward sales agreements is expected to occur by December 31, 2027. See Note 15 to the Condensed Consolidated Financial Statements, “Stockholders’ Equity” for further details.
In March 2026, Duke Energy extended the termination date of its existing $10 billion Master Credit Facility to March 2031. As of September 30, 2026, Duke Energy had $451 million of cash on hand and $8.0 billion available under its Master Credit Facility. Duke Energy expects to have sufficient liquidity in the form of cash on hand, cash from operations and available credit capacity to support its funding needs.
In July 2025, Piedmont entered into a purchase agreement with Spire Inc. to sell Piedmont’s Tennessee business. On March 31, 2026, Piedmont closed on the sale and received proceeds of approximately $2.5 billion.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement for Florida Progress to receive $6 billion in exchange for an eventual anticipated 19.7% indirect investment in Duke Energy Florida following a series of closings. On March 3, 2026, Duke Energy, Progress Energy and Florida Progress consummated the first closing that resulted in Florida Progress issuing 9.19% of its membership interests in exchange for approximately $2.8 billion in cash proceeds. Consistent with its option to accelerate funding, the affiliate of Brookfield Super-Core Infrastructure Partners has indicated an intent to increase its December 2026 investment in Florida Progress from $200 million to $1.2 billion and to fund the remaining $2 billion in 2027. See Note 2 to the Condensed Consolidated Financial Statements, "Dispositions," for further details.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$7,889	$8,672
Investing activities	(10,824)	(9,976)
Financing activities	3,130	1,622
Net increase (decrease) in cash, cash equivalents and restricted cash	195	318
Cash, cash equivalents and restricted cash at beginning of period	363	421
Cash, cash equivalents and restricted cash at end of period	$558	$739
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Variance
Net income	$4,372	$3,865	$507
Non-cash adjustments to net income	6,305	6,376	(71)
Payments for asset retirement obligations	(381)	(374)	(7)
Working capital	(1,282)	(1,595)	313
Other assets and Other liabilities	(1,125)	400	(1,525)
Net cash provided by operating activities	$7,889	$8,672	$(783)
The variance is primarily driven by:
•a $1.5 billion decrease in cash inflow due to changes in other assets and liabilities, primarily due to higher deferred fuel and purchased power costs as well as storm restoration costs due to severe winter weather.
Partially offset by:
•a $436 million increase in net income, after adjustment for non-cash items, primarily due to the recovery of infrastructure investments to reliably serve customers in our growing jurisdictions and improved weather, partially offset by interest expense and operation and maintenance expense, including storm costs.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Variance
Capital, investment and acquisition expenditures	$(12,566)	$(9,881)	$(2,685)
Proceeds from the sale of Piedmont's Tennessee business	2,501	—	2,501
Proceeds from the sale of Commercial Renewables Disposal Groups, net of cash divested	—	559	(559)
Other investing items	(759)	(654)	(105)
Net cash used in investing activities	$(10,824)	$(9,976)	$(848)
The variance is primarily driven by higher capital expenditures within the EU&I segment, partially offset by proceeds received from the sale of Piedmont's Tennessee business. The variance also reflects the absence of proceeds received in the prior year from the sale of the Commercial Renewables Disposal Groups.

MD&A	LIQUIDITY AND CAPITAL RESOURCES
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Variance
Issuance of long-term debt, net	$3,142	$4,806	$(1,664)
Issuance of common stock	—	16	(16)
Notes payable, commercial paper and other short-term borrowings	(381)	(824)	443
Dividends paid	(2,555)	(2,455)	(100)
Contributions from NCI	2,839	—	2,839
Other financing items	85	79	6
Net cash provided by financing activities	$3,130	$1,622	$1,508
The variance is primarily due to:
•a $2.8 billion increase in proceeds received from the initial closing of Brookfield Super-Core Infrastructure Partners' minority interest investment in Florida Progress; and
•a $443 million increase due to lower net repayments of notes payable and commercial paper.
Partially offset by:
•a $1.7 billion decrease in proceeds from net issuances of long-term debt, primarily due to the timing of issuances and redemptions.
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
GHG Standards and Guidelines
In April 2024, the EPA issued final rules under section 111 of the Clean Air Act (EPA Rule 111) regulating GHG emissions from existing coal-fired and new natural gas-fired power plants, referred to as electric generating units. Duke Energy is participating in legal challenges to EPA Rule 111 as a member of a coalition of similarly affected utilities and as a member of a utility trade group. The litigation is currently pending in the U.S. Court of Appeals for the District of Columbia Circuit (the Court). On April 21, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it conducted a new notice-and-comment rulemaking to reconsider the challenged EPA Rule 111. On April 25, 2025, the Court granted the EPA’s motion and ordered that the litigation remain in abeyance pending further order of the Court.
On June 17, 2025, the EPA published a proposed rule to repeal EPA Rule 111 based on a finding that fossil fuel-fired power plants do not contribute significantly to dangerous air pollution under section 111 of the Clean Air Act. The EPA also published an alternative proposal that would repeal a narrower set of requirements. On September 17, 2026, the EPA published a final rule that repeals the carbon capture and sequestration-based requirements of EPA Rule 111 and retains only efficiency-based standards applicable to certain new and reconstructed stationary CT electric generating units (Partial Repeal Rule). Based on the Company's current assessment, the Partial Repeal Rule is generally consistent with the pace and scale of its existing capital plan. On September 17, 2026, the EPA also published a supplemental proposed rule that would repeal all remaining GHG emission requirements for power plants under EPA Rule 111 based on the EPA’s proposed best reading of the statute that section 111 does not authorize the agency to regulate emissions from power plants in response to global climate change concerns. A coalition of environmental groups filed a petition for review with the Court on September 17, 2026, challenging the Partial Repeal Rule, and on October 16, 2026, Duke Energy, as a member of a coalition of similarly affected utilities, moved to intervene to support the EPA’s defense of the rule. The Duke Energy Registrants will continue to monitor rulemaking developments and actions of the Court and will evaluate the impacts of any additional EPA actions as they become available.
Coal Combustion Residuals
In April 2024, the EPA issued the 2024 CCR Rule, which significantly expanded the scope of the 2015 CCR Rule by establishing regulatory requirements for inactive surface impoundments at retired generating facilities (Legacy CCR Surface Impoundments). The 2024 CCR Rule also imposed a subset of the 2015 CCR Rule's requirements, including groundwater monitoring, corrective action (where necessary), and in certain cases, closure, and post-closure care requirements, on certain previously unregulated coal ash accumulations at regulated facilities (CCR Management Units). Duke Energy, as part of a group of similarly affected utilities, filed a petition to challenge the 2024 CCR Rule in the U.S. Court of Appeals for the District of Columbia Circuit (the Court) on August 6, 2024. On December 15, 2025, the EPA filed a motion with the Court requesting a continuing abeyance while it reconsiders certain aspects of the 2024 CCR Rule for both Legacy CCR Surface Impoundments and CCR Management Units. On December 16, 2025, the Court granted the EPA’s motion and ordered that the litigation remain in abeyance pending further order of the Court.

MD&A	OTHER MATTERS
On April 13, 2026, the EPA published a proposed rule titled “Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals from Electric Utilities; Legacy/CCRMU Amendments” under which the EPA proposes numerous amendments to the 2015 CCR Rule, as amended by the 2024 CCR Rule. Among other changes, the EPA is proposing to rescind all CCR Management Unit requirements finalized in the 2024 CCR Rule. In the event the EPA determines not to rescind all such requirements, the EPA is also seeking comments on several potential alternatives that would revise the existing CCR Management Unit regulations, including (i) deferring all CCR Management Unit requirements (other than the requirement to complete facility evaluations) to determinations made by a regulatory authority under a state or federal CCR permit program and (ii) expanding the CCR permit program deferral criteria for certain CCR Management Unit closures to a state or federal permit authority. With respect to Legacy CCR Surface Impoundments, the EPA is proposing (i) to establish an additional pathway for owners and operators of such units to certify closure by removal of the unit under the oversight of a regulatory authority prior to November 8, 2024, and (ii) to expand the CCR permit program deferral criteria for Legacy CCR Surface Impoundments that completed closure under state or federal regulatory authority prior to November 8, 2024, until the CCR permit authority can consider, on a site-specific basis, the need for additional closure measures, if any, to be taken. The proposed amendments, if finalized substantially as proposed, could reduce or defer certain compliance obligations associated with CCR Management Units and certain Legacy CCR Surface Impoundments. The Duke Energy Registrants will continue to monitor rule-making developments and actions of the court and will evaluate the impacts of any final rule and other EPA actions, once available. A final rule is anticipated in the fourth quarter of 2026.
In addition to the requirements of the federal CCR rules, CCR landfills and surface impoundments will continue to be regulated by the states. Cost recovery for future expenditures is anticipated and will be pursued through the normal ratemaking process with federal and state utility commissions and through wholesale contracts, which permit recovery of reasonable and prudently incurred costs associated with Duke Energy’s regulated operations.
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
On August 14, 2026, Duke Energy Carolinas and Duke Energy Progress filed their systemwide 2026 Carolinas Resource Plan with the PSCSC. Consistent with previous resource plans and supportive of South Carolina energy policy goals under the South Carolina Energy Security Act, the latest plan advances new generation, new energy storage and renewables opportunities, evaluates future nuclear generation options, maximizes energy efficiency and maintains flexibility to adapt as customer needs, technology and market conditions evolve. The evidentiary hearing has been scheduled for April 2027 and an order from the PSCSC is expected by June 2027.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, and based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

ITEM 4.	CONTROLS AND PROCEDURES
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding the NTE Carolinas II, LLC Litigation matter included in Part I, Item 1, Note 5, "Commitments and Contingencies," of the Condensed Consolidated Financial Statements is incorporated herein by reference.
For open litigation, unless otherwise noted, Duke Energy cannot predict the outcome or ultimate resolution of these matters.
MTBE Litigation
In December 2017, the State of Maryland (the State) filed suit in Baltimore City Circuit Court against Duke Energy Merchants and other defendants alleging contamination of state waters by MTBE leaking from gasoline storage tanks. The State seeks an unspecified amount of monetary damages. MTBE is a gasoline additive intended to increase the oxygen content in gasoline and promote cleaner combustion. The case was removed from Baltimore City Circuit Court to federal district court. In December 2020, the State and the defendants selected 50 focus sites, none of which have any ties to Duke Energy Merchants. In November 2025, Duke Energy Merchants entered into a settlement agreement with the State that provided for the payment of an immaterial amount to settle the claims against Duke Energy Merchants. Certain non-settling defendants opposed the settlement, and the court subsequently withdrew its prior dismissal orders. Following a hearing and competing proposed orders, the court referred the matter to a magistrate judge for mediation, which occurred on July 29, 2026. Mediation was not successful and the language for the dismissal order is back before the federal district court for resolution.
Clermont County Litigation
On September 24, 2026, the Clermont County Board of Commissioners filed a lawsuit against Duke Energy Beckjord, LLC, Duke Energy Ohio, and several current and former owners of the former W.C. Beckjord Station property in the United States District Court for the Southern District of Ohio. The lawsuit asserts claims under the federal Resource Conservation and Recovery Act and the 2015 CCR Rule, as amended, alleging that historical coal combustion residual disposal units at the site contributed to groundwater contamination and present a risk to human health or the environment. The lawsuit seeks injunctive relief, civil penalties, corrective action and remediation-related relief, recovery of certain costs and other relief. The complaint does not specify the amount of monetary relief sought.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy's Annual Report on Form 10-K for the year ended December 31, 2025, the supplemental risk factors included in Exhibit 99.4 to the Current Report on Form 8-K filed by Duke Energy Carolinas with the Securities Exchange Commission on May 29, 2026, and the supplemental risk factors included in Exhibit 99.4 to the Current Report on Form 8-K filed by Duke Energy Progress with the Securities Exchange Commission on August 27, 2026, which is herein incorporated by reference, and which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Thirty-sixth Supplemental Indenture, dated as of August 13, 2026, by and between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of 2032 RSN included therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on August 13, 2026, File No. 1-32853).

X
4.2
Thirty-seventh Supplemental Indenture, dated as of August 13, 2026, by and between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of 2036 RSN included therein (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed on August 13, 2026, File No. 1-32853).
X
4.3
Ninety-seventh Supplemental Indenture, dated as of September 1, 2026, by and among Duke Energy Progress, LLC, The Bank of New York Mellon (formerly Irving Trust Company), and Barbara Zsombori (successor to Frederick G. Herbst) and forms of global bonds (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on September 11, 2026, File No. 1-3382).

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

Date:	November 5, 2026	/s/ BRIAN D. SAVOY
Brian D. Savoy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2026	/s/ ABIGAIL L. MOTSINGER
Abigail L. Motsinger Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)